Form 10QSB
period 2005-12-31
Bella Trading Company, Inc.
filed 2006-03-06
CIK 1308710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2005 or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                        Commission File Number 000-29249

                           Bella Trading Company, Inc.
          ------------------------------- ----------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                      20-0990109
----------------------------                     ---------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                                945 E. 10th Ave.
                              Broomfield, CO. 80020
                    (Address of principal executive offices)

                                 (303) 920-3508
                      ------------------------------------
                           (Issuer's Telephone Number)

                                       N/A
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [  ]     No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

        Yes  [  ]    No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at February 28, 2006

    Common Stock                                   4,400,000


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                December 31, 2005


                                     Assets

Current assets:

   Cash.                                                      $    1,745
   Inventory, at cost                                              4,813
                                                              ----------
        Total current assets                                       6,558

Deferred offering costs                                           20,795
                                                              ----------
                                                               $  27,353

                      Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                    $  17,785
                                                               ---------
        Total current liabilities                                 17,785
                                                              ----------

Shareholders' equity (Notes 2 and 3):
   Preferred stock, $.001 par value; 10,000,000 shares
    authorized, -0- shares issued and outstanding,
    respectively                                                      --
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 4,400,000 shares issued and outstanding            4,400
   Additional paid-in capital                                     14,100
   Deficit accumulated during the development stage               (8,932)
                                                              ----------
        Total shareholders' equity.                                9,568
                                                              ----------
                                                                $ 27,353


       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


April 5, 2004
                                                                  (Inception)
                                    For The Three Months Ended     Through
                                           December 31,          December 31,
                                        2005          2004           2005
                                        ----          ----       ------------

Sales                               $   1,125  $      2,204       $ 13,941
Cost of goods sold                       (629)         (545)        (5,755)
                                  -----------   -------------     ----------
           Gross profit                   496         1,659          8,186
                                 ============   =============     ==========

Operating expenses:
   Stock-based compensation (Note 2):
      Officer compensation                 --            --            400
   Professional fees                      931           807          7,784
   Other general and administrative
    expenses                              525         1,112          6,834
   Contributed rent (Note 2)              300           300          2,100
                                  -----------   -------------     ----------
    Total operating expenses            1,756          2,219        17,118
                                  -----------   -------------     ----------
    Loss before income taxes           (1,260)          (560)       (8,932)

Provision for income taxes (Note 4)        --             --            --
                                  -----------   -------------     ----------

   Net Loss                       $    (1,260)  $       (560)     $ (8,932)
                                  ===========   =============     ==========

Basic and diluted loss per share  $     (0.00)  $      (0.00)
                                  ===========   =============
Basic and diluted weighted
average common
shares outstanding                  4,400,000     4,400,000
                                  ===========   =============



       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  April 5, 2004
                                                                   (Inception)
                                     For The Three Months Ended      Through
                                          December 31,            December 31,
                                        2005       2004               2005
                                        ----       ----           -------------

    Net cash used in
     operating activities            $    519    $  (986)          $  (3,645)
                                     ---------   ---------         ----------

Cash flows from financing activities:
  Proceeds from the sale of common stock   --          --             20,000
  Payments for offering costs              --          --            (14,610)
                                     ---------   ---------         ----------
            Net cash provided by
   financing activities                    --          --              5,390
                                     ---------   ---------         ----------

            Net change in cash            519         (986)            1,745

Cash, beginning of period               1,226        7,837               --
                                     ---------   ---------         ----------

Cash, end of period                  $  1,745    $   6,851         $  1,745
                                     =========   =========         ==========

Supplemental disclosure of cash
  flow information:
Cash paid during the period
for:
Income taxes                         $     --    $      --         $     --
                                     =========   =========         ==========
      Interest                       $     --    $      --         $     --
                                     =========   =========         ==========





       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation

The accompanying interim condensed financial statements of Bella Trading Company, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2005 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Note 2:  Related party transactions

The Company's president contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

During April 2004, the Company issued 4,000,000 shares of its restricted common stock to its president in exchange for business planning and organization services. The shares issued in the transaction were recorded at the fair value of the services provided as determined in good faith by the Board of Directors. Stock-based compensation expense of $400 was recognized in the accompanying financial statements.

Note 3:  Shareholders' equity

Between May and July 2004, the Company offered for sale 400,000 shares at of its common stock at a price of $0.05 per share. The Company closed the offering after selling all 400,000 shares for net proceeds of $16,000 after deducting $4,000 of offering costs. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended. All sales were conducted through the Company's officers and directors.

Note 4:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the three months ended December 31, 2004 Bella's gross profit was 75% of its gross revenues.

      During the three months ended December 31, 2005 Bella's gross profit was 44% of its gross revenues. Bella's gross profit decreased over the comparable period in the prior year due to discounts offered to maintain sales and sell older inventory. Once the older inventory is sold and replaced with newer product, Bella expects its gross profit margins for future periods will be approximately 75% since in general, the retail price of Bella's products is 400% of Bella's cost for the item, which includes shipping costs.

      During the three months ended December 31, 2004, Bella's operations used $(986) in cash. Capital was provided by cash on hand at October 1, 2004.

      During the three months ended December 31, 2005, Bella's operations generated $519 in cash.

      Bella anticipates that its capital requirements for the twelve months ending December 31, 2006 will be:

      Purchase of Inventory                     11,000
      Marketing                                 10,000
      General and administrative expenses        9,000
      Officers' Salaries                        18,000
      Offering Expenses                         12,000
                                             ---------
           Total                             $  60,000
                                             =========


      Bella does not anticipate that it will need to hire any new employees during the twelve months ending December 31, 2006.

      On February 13, 2006 Bella's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. By means of the registration statement Bella is offering for public sale up to 1,600,000 shares of its common stock at a price of $0.05 per share. As of February 28, 2006 Bella had not sold any of the shares which it is offering by means of the registration statement.

      This report does not constitute an offer to sell or the solicitation of an offer to buy the securities covered by the registration statement, nor will there by any sale of the securities covered by the registration statement in any state in which an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of the state.

      Even if Bella's operations can generate cash its future plans will, in part, be dependent upon the amount Bella is able to raise in its public offering.

      If less than $60,000 in net capital is raised from its public offering, Bella, following the termination of the offering, will attempt to raise additional capital through the private sale of its common stock or borrowings from third party lenders. Bella does not have any commitments or arrangements from any person to provide Bella with any additional capital. If additional financing is not available when needed, Bella may continue to operate in its present mode or Bella may need to cease operations. If Bella continues to operate in its present mode, it will require $1,000 to $2,000 of funding during the twelve months ending December 31, 2006.


ITEM 3.  CONTROLS AND PROCEDURES

Sara Preston, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in her opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Preston there has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a)    Exhibits

    Number        Title

   31             Rule 13a-14(a) Certifications

   32             Section 1350 Certifications

 (b) Reports on Form 8-K

         During the three months ended December 31, 2005 the Company did not file any reports on Form 8-K:

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BELLA TRADING COMPANY, INC.


March 3, 2006                          /s/ Sara Preston
                                       -----------------------------------------
                                       Sara Preston
                                       Chief Executive Officer, Principal
                                       Financial Officer and Principal
                                       Accounting Officer