Form 10QSB
period 2006-03-31
Bella Trading Company, Inc.
filed 2006-05-15
CIK 1308710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2006 or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                        Commission File Number 000-29249

                           Bella Trading Company, Inc.
                 ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                     20-0990109
  ----------------------------            ----------------------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                                945 E. 10th Ave.
                              Broomfield, CO. 80020
                       ---------------------------------
                    (Address of principal executive offices)

                                 (303) 920-3508
                          ---------------------------
                           (Issuer's Telephone Number)

                                       N/A
                          ---------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 15 or 15 (d) or the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]      No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):

        Yes  [  ]    No  [X]

As of April 15, 2006, the Company had 8,214,880 issued and outstanding shares of common stock.

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2006



                                     Assets


Current assets:
  Cash                                                      $        477
  Inventory, at cost                                               4,701
                                                            ------------
         Total current assets                                      5,178

Deferred offering costs                                           20,795
                                                             -----------
                                                            $     25,973

                      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities                    $   18,735
                                                              ----------

         Total current liabilities                                18,735
                                                             -----------

Shareholders' equity (Notes 2 and 3):
  Preferred stock, $.001 par value; 10,000,000
    shares authorized, -0- shares issued and
    outstanding, respectively                                         --
  Common stock, $.001 par value; 50,000,000
    shares authorized, 4,400,000 shares issued
    and outstanding                                                4,400
  Additional paid-in capital                                      14,400
   Deficit accumulated during the development stage              (11,562)
                                                              ----------

         Total shareholders' equity                                7,238
                                                            ------------
                                                              $   25,973







     See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                           April 5, 2004
                                        For The Three              For The Six                  (Inception)
                                        Months Ended              Months Ended                    through
                                          March 31,                 March 31,                    March 31,
                                     2006           2005        2006         2005                 2006
                                     ----           ----        ----         ----          -----------------

Sales                          $        432    $     716     $  1,557    $   2,920            $   14,373
  Cost of goods sold                   (297)        (116)        (926)        (661)               (6,052)
                               ------------    -----------   ----------  ------------         ----------
         Gross profit                   135          600          631        2,259                 8,321
                                ------------   ----------    ----------  -----------          ------------

Operating expenses:
  Stock-based compensation (Note 2):
    Officer compensation                 --           --           --           --                  400
    Professional fees                 1,815          758        2,746        1,565                9,599
    Other general and
         administrative expenses        650          660        1,175        1,772                7,484
    Contributed rent (Note 2)           300          300          600          600                2,400
                                  ---------    ---------     --------     --------             --------

      Total operating expenses        2,765        1,718        4,521        3,937               19,883
                                  ---------    ----------    --------     --------             --------
      Loss before income taxes       (2,630)      (1,118)      (3,890)      (1,678)             (11,562)

Provision for income taxes (Note 4)      --           --           --           --                   --
                                   --------    ---------     --------     --------             --------

         Net loss                $   (2,630)  $   (1,118)    $ (3,890)   $  (1,678)            $(11,562)
                                 ==========   ===========    =========   ==========            ========

Basic and diluted loss per
   share                         $    (0.00)  $    (0.00)    $  (0.00)   $   (0.00)
                                 ===========  ===========    =========   =========

Basic and diluted weighted
 average common shares
  outstanding                     4,400,000    4,400,000    4,400,000    4,400,000
                                  =========    =========    =========    =========






     See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                   April 5, 2004
                                     For The Six Months Ended         Through
                                            March 31,                March 31,
                                       2006             2005            2006
                                       ----             ----         ----------
   Net cash used in
      operating activities          $   (749)       $  (6,624)     $  (4,913)

Cash flows from financing activities:
   Proceeds from the sale of common
     stock                                --               --         20,000
   Payments for offering costs            --               --        (14,610)
                                     -------         --------      ----------
       Net cash provided by
           financing activities           --               --          5,390
                                     -------         --------      ----------

           Net change in cash           (749)          (6,624)           477

Cash, beginning of period              1,226            7,837             --
                                     -------         --------      ----------

Cash, end of period                 $    477        $   1,213      $     477
                                    ========        =========      =========

Supplemental disclosure of cash
 flow information:
   Cash paid during the period for:
      Income taxes                  $     --        $      --      $      --
                                    ========        =========      =========
      Interest                      $     --        $      --      $      --
                                    ========        =========      =========







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

Note 5:  Subsequent events

During April and May 2006, the Company sold 1,210,000 shares of its common stock for $60,500, or $.05 per share. The shares were sold pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission. Following the stock sales, the number of issued and outstanding shares of the Company's common stock totaled 5,610,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the six months ended March 31, 2005 Bella's gross profit was 77% of its gross revenues.

      During the six months ended March 31, 2006 Bella's gross profit was 41% of its gross revenues. Bella's gross profit decreased over the comparable period in the prior year due to discounts offered to maintain sales and sell older inventory. Once the older inventory is sold and replaced with newer product, Bella expects its gross profit margins for future periods will be approximately 75% since in general, the retail price of Bella's products is 400% of Bella's cost for the item, which includes shipping costs.

      During the six months ended March 31, 2005, Bella's operations used $(6,624) in cash. Capital was provided by cash on hand at October 1, 2004.

      During the six months ended March 31, 2006, Bella's operations used $(749) in cash.

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
                                             =========


      Bella does not anticipate that it will need to hire any new employees during the twelve months ending September 30, 2006.

      On February 13, 2006 Bella's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. By means of the registration statement Bella is offering for public sale up to 1,600,000 shares of its common stock at a price of $0.05 per share. As of May 10, 2006 Bella had sold 1,210,000 of the shares which it is offering by means of the registration statement.

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


ITEM 3.  CONTROLS AND PROCEDURES

      Sara Preston, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date prior to the filing date of this report, and in her opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                    PART III


ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

 (a) Exhibits

 Number       Title

   31         Rule 13a-14(a) Certifications

   32         Section 1350 Certifications

 (b) Reports on Form 8-K

     During the three months ended March 31, 2006 the Company did not file any reports on Form 8-K:

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BELLA TRADING COMPANY, INC.


May 13, 2006                           /s/ Sara Preston
                                       --------------------------------------
                                       Sara Preston,  Chief Executive
                                       Officer,  Principal  Financial  Officer
                                       and Principal Accounting Officer