Form 10QSB
period 2006-06-30
Bella Trading Company, Inc.
filed 2006-08-14
CIK 1308710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006 or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                        Commission File Number 000-29249

                           BELLA TRADING COMPANY, INC.
               --------------------- ----------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                       20-0990109
 -------------------------                         ---------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                                2119 Arapahoe St.
                                Golden, CO 80401
                       ---------------------------------
                    (Address of principal executive offices)

                                 (303) 920-3508
                          ----------------------------
                           (Issuer's Telephone Number)

                                945 E. 10th Ave.
                              Broomfield, CO. 80020
                -------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

        Yes  [  ]    No  [X]

As of August 10, 2006, the Company had 6,000,000 outstanding shares of common stock.

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                  June 30, 2006


                        Assets

Current assets:
   Cash                                                         $ 49,187
   Inventory, at cost                                              2,772
                                                              ----------
                                                                $ 51,959
                        Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                     $  5,750
                                                                --------
            Total current liabilities                              5,750
                                                                --------

Shareholders' equity (Notes 2 and 3):
   Preferred stock, $.001 par value; 10,000,000 shares
    authorized, -0- shares issued and outstanding,
    respectively                                                      --
   Common stock, $.001 par value; 50,000,000 shares
    authorized, 5,650,000 shares issued and outstanding            5,650
   Additional paid-in capital                                     55,155
   Deficit accumulated during the development stage              (14,596)
                                                               ---------

            Total shareholders' equity                            46,209
                                                               ---------
                                                               $  51,959
                                                               =========









       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                    April 5, 2004
                                                                                      (Inception)
                                        For The Three Months    For The Nine Months     Through
                                            Ended June 30,        Ended June 30,        June 30,
                                            2006       2005       2006       2005         2006
                                            ----       ----       ----       ----   -------------

Sales                                    $  1,398    $  1,561   $ 2,955   $   4,481   $ 15,771
Cost of goods sold                           (694)     (1,112)   (1,620)     (1,773)    (6,746)
                                         ---------   ---------  --------  ----------  ---------
         Gross profit                         704         449     1,335       2,708      9,025
                                         ---------   ---------  --------  ----------  ---------

Operating expenses:
Stock-based compensation (Note 2):
     Officer compensation                      --          --        --          --         400
     Professional fees                      2,235         285     4,981       1,850      11,834
     Other general and
         administrative expenses            1,203         601     2,378        2,373      8,687
     Contributed rent (Note 2)                300         300       900          900      2,700
                                         ---------   ---------  --------  ----------  ---------
         Total operating expenses           3,738       1,186     8,259        5,123     23,621
                                         ---------   ---------  --------  ----------  ---------

         Loss before income taxes          (3,034)       (737)   (6,924)      (2,415)   (14,596)

Provision for income taxes (Note 4)            --          --        --           --         --
                                         ---------   ---------  --------  ----------  ---------

         Net loss                        $ (3,034)   $   (737)  $(6,924)  $   (2,415) $(14,596)
                                         =========   =========  ========  =========== =========

Basic and diluted loss per share         $  (0.00)   $  (0.00)  $ (0.00)  $    (0.00)
                                         =========   =========  ========  ===========

Basic and diluted weighted average
     common shares outstanding          5,554,167   4,400,000  4,593,889   4,400,000
                                        ==========  =========  =========   =========








       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                  Deficit
                                                                                Accumulated
                                                                   Additional   During the
                                                Common Stock         Paid-In    Development
                                              Shares    Par Value    Capital        Stage         Total
                                              ------    ---------  ----------   ------------      -----

Balance at April 5, 2004 (inception)              --    $      --   $      --    $      --       $    --

April 2004, common stock issued to
 an officer in exchange for services
 recorded at fair value ($.05/share)
 (Note 2).                                 4,000,000        4,000      (3,600)          --           400
May through July 2004, common
 stock sold through a private
 offering ($.05/share) (Note 3)              400,000          400      19,600           --        20,000
Offering costs incurred for private
 offering                                         --           --      (4,000)          --        (4,000)
Office space contributed by an
 officer (Note 2)                                 --           --         600           --           600
Net loss                                          --           --          --       (4,537)       (4,537)
                                          -----------    ---------   ---------   ----------     ---------
   Balance at September 30, 2004           4,400,000        4,400      12,600       (4,537)       12,463

Office space contributed by an
 officer (Note 2)                                 --           --       1,200           --         1,200
Net loss                                          --           --          --       (3,135)       (3,135)
                                          -----------    ---------   ---------   ----------     ---------
   Balance at September 30, 2005           4,400,000        4,400      13,800       (7,672)       10,528

April through June 2006, common
 stock sold through a private
 offering ($.05/share) (Note 3)            1,250,000        1,250      61,250           --        62,500
Offering costs incurred for private
 Offering                                         --           --     (20,795)          --       (20,795)
Office space contributed by an
 officer (Note 2)                                 --           --         900           --           900
Net loss                                          --           --          --       (6,924)       (6,924)
                                          -----------    ---------   ---------   ----------     ---------
   Balance at June 30, 2006                5,650,000     $  5,650    $ 55,155    $ (14,596)     $ 46,209
                                          ===========    =========   =========   ==========     =========







       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                       April 5, 2004
                                                                        (Inception)
                                            For The Nine Months Ended     Through
                                                   June 30,               June 30,
                                            2006              2005          2006
                                            ----              ----     -------------

Net cash used in operating activities    $  (4,354)       $  (7,009)     $  (8,518)
                                         ----------       ----------     ----------

Cash flows from financing activities:
 Proceeds from the sale of common stock.    62,500               --         82,500
 Payments for offering costs               (10,185)              --        (24,795)
                                         ----------       ----------     ----------

  Net cash provided by financing
   activities                               52,315               --         57,705
                                         ----------       ----------     ----------
  Net change in cash                        47,961           (7,009)        49,187

Cash, beginning of period                    1,226            7,837             --
                                         ----------       ----------     ----------
Cash, end of period                      $  49,187        $     828      $  49,187
                                         ==========       ==========     ==========

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Income taxes                       $      --        $      --      $     --
                                         ==========       ==========     ==========
      Interest                           $      --        $      --      $     --
                                         ==========       ==========     ==========










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

Note 3:  Shareholders' equity

Between April and June 2006, the Company sold 1,250,000 shares of its common stock for $62,500, or $.05 per share. The shares were sold pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission. The Company incurred offering costs totaling $20,795, which were offset against the proceeds in the accompanying condensed, unaudited financial statements. All sales were conducted through the Company's officers and directors.

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

Note 5:  Subsequent events

During July 2006, the Company sold an additional 350,000 shares of its common stock for $17,500, or $.05 per share. The shares were sold pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission. Following the stock sales, the number of issued and outstanding shares of the Company's common stock totaled 6,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      During the nine months ended June 30, 2005 Bella's gross profit was 60% of its gross revenues.

      During the nine months ended June 30, 2006 Bella's gross profit was 45% of its gross revenues. Bella's gross profit decreased over the comparable period in the prior year due to discounts offered to maintain sales and sell older inventory. Once the older inventory is sold and replaced with newer product, Bella expects its gross profit margins for future periods will be approximately 75% since in general, the retail price of Bella's products is 400% of Bella's cost for the item, which includes shipping costs.

      During the nine months ended June 30, 2005, Bella's operations used $7,009 in cash. Capital was provided by cash on hand at October 1, 2004.

      During the nine months ended June 30, 2006, Bella's operations used $4,354 and Bella paid $10,185 in offering costs. Capital was provided through the public sale of Bella's common stock in cash.

      Bella anticipates that its capital requirements for the twelve months ending June 30, 2007 will be:

      Purchase of Inventory                     11,000
      Marketing                                 10,000
      General and administrative expenses        9,000
      Officers' Salaries                        10,000
                                              --------
           Total                               $40,000
                                               =======


      Bella does not anticipate that it will need to hire any new employees during the twelve months ending June 30, 2007.

      On February 13, 2006 Bella's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. By means of the registration statement Bella is offered for public sale up to 1,600,000 shares of its common stock at a price of $0.05 per share. As of August 10, 2006 Bella had sold all 1,600,000 shares.

      Even if Bella's operations can generate cash its future plans will, in part, be dependent upon the amount Bella is able to raise in its public offering. Bella does not have any commitments or arrangements from any person to provide Bella with any additional capital. If additional financing is not available when needed, Bella may continue to operate in its present mode or Bella may need to cease operations. If Bella continues to operate in its present mode, it will require $1,000 to $2,000 of funding during the twelve months ending June 30, 2007.

ITEM 3.    CONTROLS AND PROCEDURES

      Sara Preston, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in her opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On June 29, 2006 the Company held a Special Meeting of its Shareholders. At the Special Meeting shareholders owning 4,545,000 shares of the Company's common stock voted to remove Lesha Barry as a Director of the Company. No votes were cast against this proposal. No votes were withheld or abstained from voting on the proposal. No broker non-votes were cast at the meeting.

ITEM 5.  OTHER INFORMATION

      On June 29, 2006 Lesha Barry, the Company's Chief Marketing Director and Secretary, was removed from office by a vote of the Company's sole Director.

ITEM 6. EXHIBITS

(a)    Exhibits

    Number        Title

     31           Rule 13a-14(a) Certifications

     32           Section 1350 Certifications

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BELLA TRADING COMPANY, INC.


August 14, 2006                        /s/ Sara Preston
                                       ---------------------------------------
                                       Sara Preston, Chief Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer