Form 10QSB/A
period 2006-06-30
Bella Trading Company, Inc.
filed 2006-11-02
CIK 1308710

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


                                          BELLA TRADING COMPANY, INC.


November 1, 2006                       /s/ Sara Preston
                                       ---------------------------------------
                                       Sara Preston, Chief Executive Officer,
                                       Principal Financial Officer and Principal
                                       Accounting Officer