Form 10KSB
period 2006-09-30
Bella Trading Company, Inc.
filed 2007-01-08
CIK 1308710

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

                  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2006
                                       OR
    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            Commission File No. None

                           BELLA TRADING COMPANY, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                    20-0990109
         ------------------------                      --------------------
         (State of incorporation)                        (IRS Employer
                                                       Identification No.)
    2119 Arapahoe St.
    Golden, CO                                                 80401
   ----------------------------------------            ----------------------
   (Address of Principal Executive Office)                     Zip Code

Registrant's telephone number, including Area Code: (303) 920-3508 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                   ----------
                                (Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                X
                              -----                     ------
                               YES                        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                          Yes    X               No ______
                                               -----

The Company's revenues during the year ended September 30, 2006 were $ 5,942.

The aggregate market value of the voting stock held by non-affiliates of the Company (2,000,000 shares) on September 30, 2006 was approximately $100,000.

Documents incorporated by reference:        None

As of September 30, 2006, the Company had 6,000,000 issued and outstanding shares of common stock.


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION


     This report includes "forward-looking statements". All statements other than statements of historical facts included in this report, regarding the Company's financial position, business strategy, plans and objectives, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

      Bella was incorporated in Colorado on April 5, 2004 and began operations in August of 2004. Bella offers traditional ethnic and contemporary jewelry, as well as accessories, all imported from Nepal and Thailand. Bella intends to expand its operations and offer both traditional ethnic and contemporary jewelry from other countries such as India, Vietnam, Thailand, and Korea.

      The traditional ethnic jewelry offered by Bella reflect the traditions and unique style of the country from which the jewelry is imported. The contemporary products designed and manufactured in Nepal and Thailand are not unique to any particular country or culture and are similar to those seen in large U.S. chain stores. With the exception of beaded necklaces and earrings, Bella does not design or manufacture any jewelry or accessories. Bella buys product based upon price and design. Bella only buys a piece of jewelry if Bella believes it can sell the piece at a profit.

      In addition to jewelry imported from Nepal and Thailand, Bella designs and manufactures beaded necklaces and earrings. The necklaces and earrings are made from beads which are commonly available from any hobby, craft or bead store. A typical beaded necklace or earring manufactured by Bella costs less than $1.50 to make and sells for $10 to $12 in the case of an earring and $10 to $30 in the case of a necklace.

      Bella's traditional ethnic line includes Gaus, or Tibetan prayer boxes. These portable shrines are believed to protect the traveler when worn in the form of a pendant and are common displays of wealth in Nepal and Tibet. Each pendant has a perfectly fitting silver back which can accommodate the new owner's secret verses, relics, or prayers. This line also includes stone mosaics displaying the symbol of an ohm and yak bone pendants in the traditional Tibetan motif.

      Bella's traditional ethnic and contemporary jewelry line includes pendants, necklaces, earrings, rings, bracelets, chains and brooches. Each item is handcrafted by a silversmith in Nepal and is made with sterling silver in an array of stones. These stones include:

          Labradorite        Green Onyx
          Red Onyx           Black Onyx
          Malachite          Rainbow Moonstone
          Moonstone          Turquoise
          Coral              Lapis
          Sunstone           Peridot
          Amber              Citrine
          Blue Topaz         Rutilated Quartz
          Amethyst           Garnet
          Tigers Eye         Smokey Quartz
          Agate              Black Star

      In addition to its traditional ethnic and contemporary jewelry line, Bella offers accessories such as traditional ethnic silk and tapestry pouches, paper mache jewelry boxes, and handbags, plus contemporary silk scarves.

      Bella's source of products are:

     o    jewelry line: Best of Nepal

     o    prayer boxes: Best of Nepal

     o    contemporary jewelry: Best of Nepal

     o    fashion accessories: Best of Nepal and Ethai Gifts.

      The website of Best of Nepal is www.bestoftibet.com

      The website of Ethai Gifts is www.ethaigift.com

      Bella does not have any agreements with any person to provide Bella with its products. Bella relies on one vendor in Nepal, Best of Nepal, and one vendor in Thailand, Ethai Gifts, to provide it with its product line. There are a substantial number of vendors in Nepal and Thailand which provide traditional ethnic products which are similar or virtually identical to the products sold by Bella. Contemporary jewelry is available from numerous vendors throughout the world. Most of these vendors work with American importers and are also able to provide most types of contemporary jewelry, based either on their own designs or designs supplied by American importers. Accordingly, if Bella's vendors were unable or unwilling to continue providing Bella with products, Bella believes it could find comparable products, and at comparable prices, from numerous other vendors in Nepal and Thailand.

      Products are shown to Bella by means of the vendor's website or through email attachments. Samples requested by Bella are sent via DHL or UPS. Products are ordered by email or telephone. Bella does not supply designs to its vendors. Bella's suppliers do not have any minimum purchase requirements. Payments are made in U.S. dollars by wire transfer when the orders are shipped. Products are delivered via DHL or UPS and are stored in Bella's offices in Colorado.

      Bella generally pays, before shipping, between $3.00 for small items such as earrings and up to $20.00 for large necklaces. In general, the retail price of Bella's products is 400% of Bella's cost for the item, which includes shipping costs. Sometimes this formula results in a retail price which is considered by Bella, based upon the price of similar products offered by competitors, to be too high, in which case the price is reduced. On the other hand, if the 400% mark up results in a price which Bella considers to be too low, Bella will increase the price of the item. Bella believes its prices are equal to or lower than those of competitors offering similar hand-crafted imported items. Bella monitors competitors' prices by shopping at stores that offer similar products and through research on the internet.

      Bella is able to keep its costs low since:

     o    Bella   directly   imports  its  products,   eliminating   charges  of
          intermediate distributors, and
     o Bella does not have a retail store and as a result is not burdened with the costs of leasing, equipping and staffing a retail location.

       Bella sells its products through craft fairs, studio openings and home shows, all of which are considered to be reliable sources of revenue. All sales were made by Bella's officers. All of the items sold by Bella were delivered at the time of sale to the customer. All sales were made in Colorado. No single customer has accounted for more than 5% of Bella's sales.

      The selling arrangements for each event varies. For most craft fairs there is an entry fee to set up a booth and the customers are members of the general public that visit the fair. Studio events can be free or commission based, in which case a portion of Bella's sales are paid to the studio. Customers for studio events are both the general public as well as regular customers of the studio. Although craft fairs and studio opening are open to the public, Bella advertises each event on its website. Home shows are free for Bella since they are in a private residence. Customers are invited to view Bella items specifically.

      Bella's initial target market is the retail public in the Denver metropolitan area. Bella plans to sell its products through:

     o    Artisan and craft fairs and shows o Local art studios and boutiques
     o    Private showings for customers
     o    Its website
     o    Internet outlets, such as E-Bay
     o    Catalogues

      Since it began operating in August 2004 Bella has sold its products at craft and artisan fairs, local art studios and at private showings. Bella intends to upgrade its website so that product can be displayed and purchased through its website. Bella anticipates that these upgrades will be completed by April 2007.

      Bella does not sell its products, and for the foreseeable future does not plan to sell its products, through its own retail store.

   Depending on the availability of funds, Bella intends to use a mix of advertising methods, including:

     o    Word of mouth referrals and recommendations by satisfied customers;
     o    Advertisements on art studio and craft fair websites;
     o Advertising literature in boutiques, spas, and wellness studios and similar retail and service outlets;

     o Use of mailing lists provided by art studios, craft fairs, boutiques, spas and similar establishments.
     o    Catalogues

      Bella's President personally handles all advertising.

      Bella uses mailing lists to notify potential customers of the dates, time and locations of Bella's upcoming shows. If a flyer containing this information is distributed by regular mail, the preparation and mailing of the flyer is handled by Bella's officers. For the past year Bella has made more frequent use of email to notify past and potential customers of Bella's upcoming shows. The preparation and dissemination of emails is also handled by Bella's officers.

      Bella will try to have its products offered through internet or print catalogues. As of December 31, 2006, Bella did not have any definitive agreements with respect to the sale of products through internet outlets or print catalogues. Nevertheless, it may be expected that any catalogue which carries Bella's products will charge Bella for this service. Bella does not know the amount of any charges or if the charges will include a charge based upon the space used by Bella in the catalogue, a percentage of sales made by Bella through the catalogue, or both.

      As of December 31, 2006 Bella did not depend on one or several major customers.

Competition

      Bella faces competition from all sellers of jewelry and fashion accessories. With respect to Bella's traditional ethnic product line, the largest competitor is the Sisters of Tibet. Competition may result in price reductions and decreased demand for Bella's products. Current and potentials competitors have or will have longer operating histories, greater brand recognition and/or significantly greater financial, marketing and other resources than does Bella. Competitors may be able to provide customers with more favorable terms, better customer service and more extensive inventory.

     Bella believes that the main competitive factors in its industry are:

     o    Size, diversity and quality of inventory
     o    Price
     o    Name recognition

      Bella expects to compete by offering competitive prices, a diverse selection of products and high quality merchandise. However, Bella's ability to compete at present is hindered by its limited financial resources and lack of name recognition.

General

      Bella is not currently subject to direct federal, state or local regulation other than regulations generally applicable to retail commerce.

      As of December 31, 2006 Bella did not have any full-time employees.

      Bella's offices are located at 2119 Arapahoe St., Golden, CO 80401, which is the residence of Sara Preston, Bella's sole officer and director. Bella is not charged for the use of its office space. Bella's use of this space may be terminated at any time. Bella's offices are expected to be adequate to meet its foreseeable future needs.

      Bella's website is www.bellajewelrystore.com.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

See Item 1.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      Bella is not involved in any legal proceedings and Bella does not know of any legal proceedings which are threatened or contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      On December 6, 2006 Bella's common stock was listed on the OTC Bulletin Board under the symbol "BTRD". As of December 31, 2006 trading in Bella's shares had not commenced.

      As of December 31, 2006, Bella had 6,000,000 outstanding shares of common stock and 48 shareholders. Bella does not have any outstanding options, warrants or other arrangements providing for the issuance of additional shares of capital stock.

      Sara Preston, an officer and director of Bella, owns 4,000,000 shares of Bella's common stock. These shares may be sold in accordance with Rule 144 of the Securities and Exchange Commission.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. Bella's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

       Bella's Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow Bella's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of Bella's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favoured by Bella's management.

      Trades of Bella's common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for Bella's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      Bella was incorporated on April 5, 2004 but did not begin operations until August of 2004. Between its inception and September 30, 2004 Bella had gross revenues from the sale of merchandise of approximately $6,800. During the period ended September 30, 2004 Bella's gross profit was 67% of its gross revenues.

      During the year ended September 30, 2005 Bella had gross revenues from the sale of merchandise of $6,043 and its gross profit was 52% of its gross revenues. Bella's gross profit decreased over the prior period due to discounts offered to maintain sales and sell older inventory.

      During the year ended September 30, 2006 Bella had gross revenues from the sale of merchandise of $5,942 and its gross profit was 54% of its gross revenues, which was comparable to Bella's gross profit percentage in 2005.

      During the period from inception (April 5, 2004) through September 30, 2004 Bella's operations used $(3,163) in cash. During the same period Bella paid $9,000 in costs relating to the private and public sale of its common stock. Capital was provided by the sale to private investors of 400,000 shares of Bella's common stock at a price of $0.05 per share, or $20,000 in total.

      During the year ended September 30, 2005 Bella's operations used $(1,001) in cash. During this same period Bella paid $5,610 in costs relating to its public offering. Bella satisfied its capital requirements during this period with cash on hand at October 1, 2004.

      During the year ended September 30, 2006 Bella's operations used $(23,140) in cash. During this same period Bella paid $10,185 in costs relating to its public offering. Bella satisfied its capital requirements during this period through the public sale of 1,600,000 shares of its common stock at a price of $0.05 per share.

      Bella anticipates that its capital requirements for the twelve months ending December 31, 2006 will be:

      Purchase of Inventory                   $ 10,000
      Marketing                               $  9,400
      General and administrative expenses     $  9,000
      Salaries                                $ 21,600
                                              --------
           Total                              $ 50,000
                                              ========

      Bella does not anticipate that it will need to hire any additional employees during the twelve month period ending December 31, 2006.

      Bella does not have any commitments or arrangements from any person to provide Bella with any additional capital. If additional financing is not available when needed, Bella may continue to operate in its present mode or Bella may need to cease operations.

ITEM 7.    FINANCIAL STATEMENTS
-------------------------------

See the financial statements attached to this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
--------------------------------------------------------

            Not applicable

ITEM 8A.  CONTROLS AND PROCEDURES

      Sara Preston, Bella's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of Bella's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in her opinion Bella's disclosure controls and procedures are effective. There were no changes in Bella's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, Bella's internal control over financial reporting.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name              Age                     Title
---------         ---         -------------------------------

Sara Preston       27         President, Treasurer, Chief Financial Officer and
                              a Director

     Sara Preston has been an officer and director of Bella since it was incorporated on April 5, 2004. Between August 2002 and August 2004 Ms. Preston sold ethnic jewelry and accessories, similar to that sold by Bella, on a part time basis to customers in the Denver area. Ms. Preston has been employed by Sun Microsystems since November of 1998. At Sun Microsystems Ms. Preston provides support in the areas of customer service and sales.

      Ms. Preston holds office until the next annual meeting of shareholders and until her successor has been elected and qualified. As an officer, Ms. Preston is elected by Bella's Board of Directors and hold office until her resignation or removal by the Board of Directors.

      Ms. Preston is a "promoter" as that term is defined in the rules and regulations of the Securities and Exchange Commission.

      Bella does not have a compensation committee or an audit committee. Ms. Preston, Bella's only director, is not a financial expert as that term is defined in Item 401 of Regulation S-B.

      Bella has not adopted a Code of Ethics applicable to Bella's principal executive, financial, and accounting officers and persons performing similar functions. Bella does not believe it needs a Code of Ethics because Bella has only one officer and director.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation earned or received by (i) Bella's Chief Executive Officer and (ii) by each other executive officer of Bella who earned or received in excess of $100,000 during the fiscal years ended September 30, 2004, 2005 and 2006.

                            Annual Compensation        Long Term Compensation
                         --------------------------   -------------------------

                                                      Re-                All
                                                     stric-             Other
                                          Other       ted                Com-
Name and                                 Compen-     Stock   Options    pensa-
 Principal      Fiscal   Salary   Bonus  sation      Awards  Granted     tion
 Position        Year      (1)     (2)     (3)        (4)      (5)        (6)
------------------------------------------------------------------------------

Sara Preston,    2006    $5,400     --      --          --       --       --
President and    2005        --     --      --          --       --       --
Chief Executive  2004        --     --      --        $400       --       --
Officer

(1)  The dollar value of base salary (cash and non-cash) received or earned.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property
(4) During the period covered by the foregoing table, the value of the shares of restricted stock issued as compensation for services. The table below shows the number of shares of Bella's common stock owned by the officers listed above, and the value of such shares as of September 30, 2006:

         Name                       Shares              Value
         ------------             ---------           --------

         Sara Preston             4,000,000           $200,000

(5) The shares of common stock to be received upon the exercise of all stock options granted during the period covered by the table.
(6) All other compensation received that Bella could not properly report in any other column of the table.

     Bella  does  not have  any  consulting  or  employment  agreement  with Ms.
Preston.

      On April 15, 2004 Bella issued 4,000,000 restricted shares of its common stock to Sara Preston for services provided in organizing Bella. Based upon the time spent in organizing Bella, these shares were valued at $400.

      Ms. Preston does not devote her full time to Bella's business and affairs. The following table shows the amount which Bella expects to pay Ms. Preston during the twelve months ending September 30, 2007 and the amount of time Ms. Preston expects to devote to Bella's business.

                                                Approximate Time
                           Projected              To Be Devoted
    Name                 Compensation          Bella's Operations
------------           ----------------        ------------------

Sara Preston           $1,800 per month         30 hours per week


      Stock Options. Bella has not granted any stock options and does not have any stock option plans in effect as of December 31, 2006. In the future, Bella may grant stock options to its officers, directors, employees or consultants.

      Long-Term Incentive Plans. Bella does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans and has no intention of implementing any of these plans for the foreseeable future.

      Employee Pension, Profit Sharing or other Retirement Plans. Bella does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

      Compensation of Directors. Bella's directors do not receive any compensation pursuant to any standard arrangement for their services as directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table shows the ownership of Bella's common stock as of December 31, 2006 by each shareholder known by Bella to be the beneficial owner of more than 5% of its outstanding shares, each director and executive officer and all directors and executive officers as a group. Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

                                     Shares
Name and Address of               Beneficially         Percent of
Beneficial Owner                      Owned               Class
-------------------               ------------         ----------

Sara Preston                       4,000,000               67%
2119 Arapahoe St.
Golden, CO  80401

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      On April 15, 2004, Bella issued 4,000,000 restricted shares of its common stock to Sara Preston for her services in organizing Bella. These shares were valued at $400 based upon the time Ms. Preston spent in organizing Bella.

      During May, June and July 2004 Bella sold 400,000 shares of its common stock in a private placement to ten persons at a price of $0.05 per share. The funds raised in the private offering were used to pay the expenses of Bella's public offering and Bella's general and administrative expenses.

      During 2006, and by means of a registration statement on Form SB-2, Bella sold 1,600,000 shares of its common stock to public investors at a price of $0.05 per share.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exh. #      Description of Exhibit                                 Page Number
------      ----------------------                                 -----------

3.1         Certificate of Incorporation                               *

3.3         Bylaws                                                     *

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

* Incorporated by referenced to the same exhibit filed with Bella's registration statement on Form SB-2.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Cordovano and Honeck LLP ("Cordovano and Honeck"), served as Bella's independent public accountants during the fiscal years ended September 30, 2005 and 2006.

The following table shows the aggregate fees billed to Bella during the years ended September 30, 2005, and 2006 by Cordovano and Honeck.

                                    2005        2006
                                 ---------   ---------

Audit Fees                       $1,500.00   $1,750.00
Audit-Related Fees               $3,287.50   $2,750.00
Financial Information Systems           --          --
Design and Implementation Fees          --          --
Tax Fees                                --          --
All Other Fees                          --          --

      Audit fees represent amounts billed for professional services rendered for the audit of Bella's annual financial statements. Audit-Related fees represent amounts billed for the reviews of the financial statements included in Bella's registration statement on Form SB-2 and Bella's reports on Form 10-QSB for the fiscal year. Before Cordovano and Honeck were engaged by Bella to render audit services, the engagements were approved by Bella's Directors.

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                          Index to Financial Statements



                                                                         Page

Report of Independent Registered Public Accounting Firm............       F-2

Balance Sheet at September 30, 2006 ...............................       F-3

Statements of Operations for the years ended September 30, 2006 and 2005, and from April 5, 2004 (inception) through
 September 30, 2006................................................       F-4

Statement of Changes in Shareholders' Equity from April 5, 2004
 (inception) through September 30, 2006............................       F-5

Statements of Cash Flows for the years ended September 30, 2006 and 2005, and from April 5, 2004 (inception) through
 September 30, 2006................................................       F-6

Notes to Financial Statements......................................       F-7

The Board of Directors and Shareholders
Bella Trading Company, Inc.:


We have audited the accompanying balance sheet of Bella Trading Company, Inc. (a development stage company) as of September 30, 2006, and the related statements of operations, changes in shareholders' equity, and cash flows for the years ended September 30, 2006 and 2005, and from April 5, 2004 (inception) through September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Trading Company, Inc. as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, and from April 5, 2004 (inception) through September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has a limited operating history, and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck LLP
Englewood, Colorado
December 20, 2006

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                               September 30, 2006



                                     Assets

Current assets:
    Cash.                                                            $  47,901
    Inventory, at cost                                                   1,560
                                                                    ----------

                                                                     $  49,461


                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                         $   3,289
                                                                     ---------
         Total current liabilities                                       3,289
                                                                    ----------

Shareholders' equity (Notes 2 and 3):
    Preferred stock, $.001 par value; 10,000,000 shares
     authorized, -0- shares issued and outstanding,
     respectively                                                           --
    Common stock, $.001 par value; 50,000,000 shares
     authorized, 6,000,000 shares issued and outstanding                 6,000
    Additional paid-in capital                                          72,605
    Deficit accumulated during the development stage                   (32,433)
                                                                     ---------

         Total shareholders' equity                                     46,172
                                                                     ---------
                                                                     $  49,461
                                                                     =========

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                  April 5, 2004
                                                                   (Inception)
                                        For The Years Ended          Through
                                           September 30,           September 30,
                                        2006          2005              2006
                                        ----          ----         ------------

Sales                              $      5,942    $    6,043      $     18,758
  Cost of goods sold                     (2,695)       (2,885)           (7,957)
                                    ------------   -----------     -------------
           Gross profit                   3,247         3,158            10,801
                                    ------------   -----------     -------------

Operating expenses:
  Stock-based compensation (Note 2):
     Officer compensation.                   --            --               400
  Professional fees                      15,708         2,118            22,561
  Other general and administrative
   expenses.                             11,100         2,975            17,273
  Contributed rent (Note 2)               1,200         1,200             3,000
                                    ------------   -----------     -------------
         Total operating expenses        28,008         6,293            43,234
                                    ------------   -----------     -------------
         Loss before income taxes       (24,761)       (3,135)          (32,433)

Provision for income taxes (Note 4)          --            --                --
                                    ------------   -----------     -------------

           Net loss                 $   (24,761)   $   (3,135)     $    (32,433)
                                    ============   ===========     =============

Basic and diluted loss per share    $     (0.01)   $    (0.00)
                                    ============   ===========
Basic and diluted weighted average
    common shares outstanding.        4,788,590     4,400,000
                                    ============   ===========




                 See accompanying notes to financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity


                                                                                    Accumulated
                                                                        Additional  During the
                                                    Common Stock         Paid-In    Development
                                                 Shares     Par Value    Capital        Stage       Total
                                                 ------     ---------   ----------  -----------     -----

Balance at April 5, 2004 (inception)                 --     $      --    $      --   $      --     $    --

April 2004, common stock issued to an officer
 in exchange for services recorded at fair
 value ($.05/share) (Note 2)                  4,000,000         4,000       (3,600)         --         400
May through July 2004, common stock sold
 through a private offering ($.05/share)
 (Note 3)                                       400,000           400       19,600          --      20,000

Offering costs incurred for private offering         --            --       (4,000)         --      (4,000)
Office space contributed by an officer (Note 2)      --            --          600          --         600
Net loss                                             --            --           --      (4,537)     (4,537)
                                             -----------   -----------  -----------  ----------   ---------
Balance at September 30, 2004                 4,400,000         4,400       12,600      (4,537)     12,463

Office space contributed by an officer
 (Note 2)                                            --            --        1,200          --       1,200
Net loss                                             --            --           --      (3,135)     (3,135)
                                             -----------   -----------  -----------  ----------   ---------

Balance at September 30, 2005                 4,400,000         4,400       13,800      (7,672)     10,528

March through July 2006, common stock sold
 through a private offering ($.05/share)
 (Note 3)                                     1,600,000         1,600       78,400          --      80,000
Offering costs incurred for private offering         --            --      (20,795)         --     (20,795)
Office space contributed by an officer (Note 2)      --            --        1,200          --       1,200
Net loss                                             --            --           --     (24,761)    (24,761)
                                             -----------   -----------  -----------  ----------   ---------

Balance at September 30, 2006                 6,000,000    $    6,000   $   72,605   $ (32,433)   $ 46,172
                                             ===========   ===========  ===========  ==========   =========



                       See accompanying notes to financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                  April 5, 2004
                                                                    (Inception)
                                              For The Years Ended     Through
                                                 September 30,     September 30,
                                               2006          2005       2006
                                               ----          ----  -------------
Cash flows from operating activities:
 Net loss.                                $  (24,761)   $  (3,135)   $  (32,433)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Stock-based compensation.                       --           --           400
  Office space contributed by an officer       1,200        1,200         3,000
  Changes in operating assets and liabilities:
  Accounts receivable                             --          220            --
  Inventory                                    3,882        1,050        (1,560)
  Deferred offering costs (non-cash)          10,185      (10,185)           --
  Accounts payable and accrued liabilities   (13,646)       9,849         3,289
                                          ----------- ------------   -----------
    Net cash used in operating
     activities                              (23,140)      (1,001)      (27,304)
                                          ----------- ------------   -----------

Cash flows from financing activities:
 Proceeds from the sale of common stock       80,000           --       100,000
 Payments for offering costs                 (10,185)      (5,610)      (24,795)
                                          ----------- ------------   -----------
   Net cash provided by (used in)
    financing activities                      69,815       (5,610)       75,205
                                          ----------- ------------   -----------
    Net change in cash                        46,675       (6,611)       47,901

Cash, beginning of period                      1,226        7,837            --
                                          ----------- ------------   -----------
Cash, end of period                       $   47,901   $    1,226     $  47,901
                                          =========== ============   ===========

Supplemental disclosure of cash flow
 information:
Cash paid during the period for:
    Income taxes                          $       --   $       --     $      --
                                          =========== ============   ===========
    Interest                              $       --   $       --     $      --
                                          =========== ============   ===========



                    See accompanying notes to financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

(1)   Summary of Significant Accounting Policies

Organization and Basis of Presentation

Bella Trading Company, Inc. (the "Company") was incorporated in the state of Colorado on April 5, 2004. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. The Company has been in the development stage since inception with limited revenue-producing operations to date. The Company purchases jewelry and other accessories from its Asian suppliers and sells the items at arts and crafts shows and on the Internet.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, acquire a substantial inventory, and ultimately, to attain profitability. The Company intends to acquire additional operating capital through equity offerings to fund its business plan. There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at September 30, 2006.

Inventory

Inventories, consisting of jewelry, hand bags and other accessories, are stated at the lower of cost (using the average cost method) or market.

Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities. At September 30, 2006, the fair value of Bella's financial instruments approximate fair value due to the short-term maturity of the instruments.

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Loss per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At September 30, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Deferred Offering Costs

The Company defers offerings costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations at that time.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition, and Financial Accounting Standards Board Emerging Issues Task Force No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Gross revenue from retail sales and consignment sales of the Company's inventory by third party, is recognized when the Company's merchandise inventory is delivered to the customer. Also, title passes to the customer upon delivery. The Company provides a 30-day money-back guarantee on merchandise sales (with receipt). Historical returns are approximately 1 percent. Accordingly, no revenue is deferred in the accompanying financial statements.

Stock-Based Compensation

The Company accounts for compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Under APB 25, compensation

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Stock-Based Compensation (cont'd)

expense of fixed stock options is based on the difference, if any, on the date of the grant between the deemed fair value of the Company's stock and the exercise price of the option. Compensation expense is recognized on the date of grant or on the straight-line basis over the option-vesting period. The Company accounts for stock issued to nonemployees in accordance with the provisions of SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company did not report pro forma disclosures in the accompanying consolidated financial statements as the Company did not grant any stock options as of September 30, 2006.

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment." This Statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005.

Common stock issued as compensation to related parties is recorded at the fair value of the services provided as determined in good faith by the Board of Directors.

Fiscal Year-End

The Company operates on a September 30 year-end.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 provides guidance on the accounting for and the reporting of accounting changes, including changes in principle, accounting estimates and the reporting entity, as well as, correction of errors in previously issued financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's results of operations or financial position.

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Recent Accounting Pronouncements (cont'd)

On July 13, 2006 the FASB posted to its website the Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, Accounting for Contingencies. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes, (FAS 109). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on The Company's financial statements.

(2)   Related Party Transactions

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

(3)      Shareholders' Equity

Between March and July 2006, the Company offered for sale 1,600,000 shares at of its common stock at a price of $0.05 per share. The Company closed the offering after selling all 1,600,000 shares for net proceeds of $59,205 after deducting $20,795 of offering costs. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended. All sales were conducted through the Company's officers and directors.

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

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

(4)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                September 30,
                                            2006             2005
                                            ----             ----

    U.S. statutory federal rate            15.00%           15.00%
    State income tax rate, net of
     federal benefit                        3.94%            3.94%
    Contributed rent                       -0.92%           -7.25%
    Net operating loss for which no tax
     benefit is currently available       -18.02%          -11.69%
                                          -------          -------
                                            0.00%            0.00%
                                          =======          =======


At September 30, 2006, deferred tax assets consisted of a net tax asset of $5,572, due to operating loss carryforwards of $29,433, which was fully allowed for in the valuation allowance of $5,572. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2006 and 2005 totaled $4,461 and $366, respectively. The current tax benefit for the years ended September 30, 2006 and 2005 also totaled $4,461 and $366, respectively. The net operating loss carryforward expires through the year 2026.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, Bella's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of January 2007.

                           BELLA TRADING COMPANY, INC.


                                  By  /s/ Sara Preston
                                      -----------------------------------------
                                      Sara Preston, President and Principal
                                      Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                     Title                    Date

/s/ Sara Preston
------------------------
Sara Preston                        Director             January 5, 2007