Form 10QSB
period 2006-12-31
Bella Trading Company, Inc.
filed 2007-01-19
CIK 1308710

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended December 31, 2006
                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of
                                      1934


                          Commission File Number: None

                           Bella Trading Company, Inc.
          ------------------------------- ----------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                      20-0990109
---------------------------                     ---------------------
 (State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

                                2119 Arapahoe St.
                                Golden, CO 80401
                      ------------------------------------
                    (Address of principal executive offices)

                                 (303) 435-3535
                        --------------------------------
                           (Issuer's Telephone Number)

                                       N/A
                   ------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

        Yes  [X]     No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                              Outstanding at January 15, 2007
       -----                              -------------------------------

    Common Stock                                   6,000,000


Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)



                                                     December 31, 2006
                                                     -----------------
                                     Assets
  Current assets:
     Cash                                                 $ 42,309
     Inventory, at cost                                      1,481
                                                         ---------

                  Total current assets                    $ 43,790
                                                         =========

Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable and accrued liabilities            $   6,475
                                                         ---------
                  Total current liabilities                  6,475
                                                         ---------

Shareholders' equity (Notes 2 and 3):
  Preferred stock, $.001 par value; 10,000,000
   shares authorized, -0- shares issued and
   outstanding, respectively                                    --
  Common stock, $.001 par value; 50,000,000 shares
   authorized, 6,000,000 shares issued and outstanding       6,000
  Additional paid-in capital 72,905 Deficit
   accumulated during the development stage                (41,590)
                                                         ---------
                  Total shareholders' equity                37,315
                                                         ---------
                                                         $  43,790
                                                         =========




       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                 April 5, 2004
                                                                  (Inception)
                                      For The Three Months Ended    Through
                                              December 31,         December 31,
                                        2006               2005       2006
                                        ----               ----  --------------

Sales                                 $   242           $  1,125     $ 19,000
Cost of goods sold                        (79)              (629)      (8,036)
                                     ---------          ---------   ----------

      Gross profit                        163                496       10,964
                                     ---------          ---------   ----------
Operating expenses:
  Stock-based compensation (Note 2):
  Officer compensation                     --                 --          400
  Professional fees                     3,360                931       25,921
  Other general and
      administrative expenses           5,660                525       22,933
  Contributed rent (Note 2)               300                300        3,300
                                     ---------          ---------   ----------

      Total operating expenses          9,320              1,756       52,554
                                     ---------          ---------   ----------
      Loss before income taxes         (9,157)            (1,260)     (41,590)

  Provision for income
       taxes (Note 4)                      --                 --           --
                                     ---------          ---------   ----------
      Net loss                        $(9,157)           $(1,260)    $(41,590)
                                     =========          =========   ==========

  Basic and diluted loss per share    $ (0.00)           $ (0.00)
                                     =========          =========

  Basic and diluted weighted average
       common shares outstanding    4,788,590           4,400,000
                                    =========           =========


       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 April 5, 2004
                                                                  (Inception)
                                      For The Three Months Ended    Through
                                              December 31,         December 31,
                                        2006               2005       2006
                                        ----               ----  --------------

   Net cash provided by (used in)
     operating activities           $  (5,592)         $    519    $  (32,896)
                                    ----------         --------    -----------

Cash flows from financing activities:
   Proceeds from the sale of common stock  --                --       100,000
   Payments for offering costs             --                --       (24,795)
                                    ----------         --------    -----------
        Net cash provided by
         financing activities              --                --        75,205
                                    ----------         --------    -----------
            Net change in cash         (5,592)              519        42,309

Cash, beginning of period              47,901             1,226            --
                                    ----------         --------    -----------
Cash, end of period                 $  42,309          $  1,745    $   42,309
                                    ==========         ========    ===========

Supplemental disclosure of cash
  flow information:
 Cash paid during the period for:
      Income taxes                  $      --          $     --    $       --
                                    ==========         ========    ===========
      Interest                      $      --          $     --    $       --
                                    ==========         ========    ===========





       See accompanying notes to condensed, unaudited financial statements

                           BELLA TRADING COMPANY, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1:  Basis of presentation

The accompanying interim condensed financial statements of Bella Trading Company, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

Note 3:  Shareholders' equity

Between March and July 2006 the Company sold 1,600,000 shares at of its common stock at a price of $0.05 per share. The Company received net proceeds of $59,205 from the sale of these shares after deducting $20,795 of offering costs. The shares sold in this offering were registered under the Securities Act of 1933.

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

      During the three months ended December 31, 2006 Bella's gross profit was 67% of its gross revenues, but is not comparable to the prior period due to the disparity in gross revenues.

      During the three months ended December 31, 2005, Bella's operations generated $519 in cash.

      During the three months ended December 31, 2006, Bella's operations used $(5,592) in cash. Capital was provided with cash on hand at October 1, 2006.

      Bella anticipates that its capital requirements for the twelve months ending December 31, 2007 will be:

      Purchase of Inventory                     10,000
      Marketing                                  9,400
      General and administrative expenses        9,000
      Officers' Salaries                        21,600
                                            ----------
           Total                             $  50,000
                                             =========

      Bella does not anticipate that it will need to hire any new employees during the twelve months ending December 31, 2007.

      In 2006, and by means of registration statement on Form SB-2, Bella, sold 1,600,000 shares of its common stock at a price of $0.05 per share.

      Bella does not have any commitments or arrangements from any person to provide Bella with any additional capital. Even if Bella's operations can generate cash, its future plans will, in part, be dependent upon additional capital which may be available to Bella. If additional financing is not available when needed, Bella may continue to operate in its present mode or Bella may need to cease operations.

ITEM 3.  CONTROLS AND PROCEDURES

Sara Preston, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and in her opinion, the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Preston there has not been any change in the Company's internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's controls.

                                    PART III


ITEM 6. EXHIBITS


 Number           Title
 ------           -----

   31             Rule 13a-14(a) Certifications

   32             Section 1350 Certifications

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BELLA TRADING COMPANY, INC.


January 19, 2007                       /s/ Sara Preston
                                       ---------------------------------------
                                       Sara Preston
                                       Chief  Executive  Officer,   Principal
                                       Financial Officer and Principal
                                       Accounting Officer