Form 10QSB
period 2007-03-31
Bella Trading Company, Inc.
filed 2007-05-14
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

Commission File Number: 333-121034

Bella Trading Company, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2119 Arapahoe St. Golden, Colorado 80401
(Address of principal executive offices)

(303) 435-3535
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 11, 2007, there were 6,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BELLA TRADING COMPANY, INC.
(A Development State Company)
Condensed Balance Sheet
March 31, 2007

Assets
Current assets:
Cash	$344
Inventory, at cost	1,481

Total current assets	$1,825

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued liabilities	$9,000
Total current liabilities	9,000

Shareholders’ equity (Notes 2 and 3):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
-0- shares issued and outstanding, respectively	-
Common stock, $.001 par value; 50,000,000 shares authorized,
6,000,000 shares issued and outstanding	6,000
Additional paid-in capital	73,205
Deficit accumulated during the development stage	(86,380)

Total shareholders’ equity	(7,175)

$1,825

See accompanying notes to condensed, unaudited financial statements.

BELLA TRADING COMPANY, INC.
(A Development State Company)
Condensed Statement of Operations
(Unaudited)

					April 5, 2004
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007

Sales	$-	$432	242	$1,557	$19,000
Cost of goods sold	-	(297)	(79)	(926)	(8,036)
Gross profit	-	135	163	631	10,964

Operating expenses:
Stock-based compensation (Note 2):
Officer compensation	-	-	-	-	400
Professional fees	4,630	1,815	7,990	2,746	30,551
Payroll expenses	36,155	-	41,555	-	48,932
Other general and administrative expenses	3,705	650	3,965	1,175	13,861
Contributed rent (Note 2)	300	300	600	600	3,600
Total operating expenses	44,790	2,765	54,110	4,521	97,344

Loss before income taxes	(44,790)	(2,630)	(53,947)	(3,890)	(86,380)

Provision for income taxes (Note 4)	-	-	-	-	-

Net loss	$(44,790)	$(2,630)	(53,947)	$(3,890)	$(86,380)

Basic and diluted loss per share	$(0.01)	$(0.00)	(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	6,000,000	4,400,000	6,000,000	4,400,000

See accompanying notes to condensed, unaudited financial statements.

BELLA TRADING COMPANY, INC.
(A Development State Company)
Condensed Statement of Cash Flows
(Unaudited)

			April 5, 2004
			(Inception)
	For The Six Months Ended		Through
	March 31,		March 31,
	2007	2006	2007

Net cash used in
operating activities	$(47,557)	$(749)	$(74,861)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	100,000
Payments for offering costs	-	-	(24,795)
Net cash provided by
financing activities	-	-	75,205

Net change in cash	(47,557)	(749)	344

Cash, beginning of period	47,901	1,226	-

Cash, end of period	$344	$477	$344

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed, unaudited financial statements.

BELLA TRADING COMPANY, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1: Basis of presentation

The accompanying interim condensed financial statements of Bella Trading Company, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

From inception through March 31, 2007, the Company’s operations have consisted of the purchase of jewelry and other accessories from its Asian suppliers, which are then sold at arts and crafts shows and on the Internet. In April 2007, the Company appointed a new president (see Note 5) and changed its plan of operations. The Company's new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time the Company will either contract out the operations or joint venture the project to qualified interested parties. The Company's main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. The Company is currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements (written or oral) have been reached.

Note 2: Related party transactions

The Company’s president contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

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

Note 3: Shareholders’ equity

Between March and July 2006, the Company offered for sale 1,600,000 shares at of its common stock at a price of $0.05 per share. The Company closed the offering after selling all 1,600,000 shares for net proceeds of $59,205 after deducting $20,795 of offering costs. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended. All sales were conducted through the Company’s officers and directors.

Between May and July 2004, the Company offered for sale 400,000 shares at of its common stock at a price of $0.05 per share. The Company closed the offering after selling all 400,000 shares for net proceeds of $16,000 after deducting $4,000 of offering costs. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended. All sales were conducted through the Company’s officers and directors.

BELLA TRADING COMPANY, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 4: Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5: Subsequent events

Proxy Statement

On April 5, 2007, the Company filed a proxy statement to approve the following amendments to its Articles of Incorporation:

•	A name change from Bella Trading Company, Inc. to Jayhawk Energy, Inc.; and
•	An increase in the number of authorized common stock from 50,000,000 shares to 200,000,000 shares.

The above amendments were not approved as of the date of this quarterly report.

Promissory Note Payable

On April 12, 2006, the Company executed a promissory note for $550,000 with Berigan Portfolio, Inc. (“Berigan”). The note is payable on demand by Berigan and carries an 8% interest rate. Proceeds from the note will be used for working capital purposes.

Change in Officers

On April 30, 2007, the Company’s board of directors accepted the resignation of Sara Preston as President and Chief Executive Officer and appointed Joseph B. Young to the office of President, Chief Executive Officer and as a director of the Company.

Ms. Preston remains a director and continues to hold 4,000,000 shares of the Company’s common stock, or approximately 67% of the issued and outstanding shares.

The Company anticipates entering into an employment agreement with Mr. Young, the terms of which will be disclosed when available, pursuant to which Mr. Young is expected to receive a salary and/or stock-based compensation. Mr. Young does not own any shares of the Company’s common stock.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the period ended September 30, 2006.

From inception through March 31, 2007, our operations have consisted of the purchase of jewelry and other accessories from our Asian suppliers, which are then sold at arts and crafts shows and on the Internet. In April 2007, we appointed Joseph B. Young as our new president and a director and changed our business plan. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We are currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements have been reached.

For the three months ended March 31, 2007 and March 31, 2006.

Results of Operations.

Revenues. We had no sales for the three months ended March 31, 2007, as compared sales of $432 to the three months ended March 31, 2006. For the three months ended March 31, 2006, we had $297 in cost of goods sold, resulting in gross profit of $135 for the period. Since we had no sales during the most recent period, we had no gross profit. We do not expect that we will generate any revenues from our jewelry business as we are discontinuing the operations related to our jewelry business. Going forward, we hope to generate larger revenues as we implement our new business plan, which we adopted in April 2007.

Operating Expenses. For the three months ended March 31, 2007, our total operating expenses were $44,790, as compared to $2,765 total operating expenses for the three months ended March 31, 2006. The increase in total operating expenses is primarily due to the increase in payroll expenses and professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements, and to a one time compensation payment of $30,000 to Lesha Barry, one of our former officers and directors. We expect that we will continue to incur significant professional fees related to being a public company. For the three months ended March 31, 2007, our operating expenses consisted of professional fees of $4,630, payroll expenses of $36,155, other general and administrative expenses of $3,705 and contributed rent of $300. In comparison, for the three months ended March 31, 2006, we had professional fees of $1,815, other general and administrative expenses of $650 and contributed rent of $300.

Net Income or Loss. For the three months ended March 31, 2007, our net loss from operations was $44,790, as was our net loss. This is in comparison to the three months ended March 31, 2006, where our net loss from operations and net loss was $2,630. The increase in our net loss for the three months ended March 31, 2007, was due an increase in operating expenses between the two periods, which was primarily represented by payroll expenses.

For the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.

Results of Operations.

Revenues. We had sales of $242 for the six months ended March 31, 2007, as compared sales of $1,557 to the six months ended March 31, 2006. For the six months ended March 31, 2007, we had $79 in cost of goods sold for a gross profit of $163. This is in comparison to the six months ended March 31, 2006, where we had $926 in cost of goods sold, resulting in gross profit of $631 for the period. Our volume of sales decreased, resulting in lower sales, lower cost of goods sold, and lower gross profit. We hope to generate larger revenues as we implement our new business plan adopted in May 2007.

Operating Expenses. For the six months ended March 31, 2007, our total operating expenses were $54,110 as compared to $4,521 total operating expenses for the six months ended March 31, 2006. The increase in total operating expenses is primarily due to the increase in payroll expenses and professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and the one time compensation payment to Ms. Barry. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the six months ended March 31, 2007, our operating expenses consisted of professional fees of $7,990, payroll expenses of $41,555, other general and administrative expenses of $3,965 and contributed rent of $600. In comparison, for the six months ended March 31, 2006, we had professional fees of $2,746, other general and administrative expenses of $1,175 and contributed rent of $600.

Net Income or Loss. For the six months ended March 31, 2007, our net loss was $53,947, as compared to the six months ended March 31, 2006, where our net loss was $3,890. The increase in our net loss for the six months ended March 31, 2007, was due an increase in operating expenses between the two periods, which was primarily represented by payroll expenses.

Liquidity and Capital Resources. We had cash of $344 as of March 31, 2007, together with inventory at cost of $1,481 equal our current assets and total current assets of $1,825 as of that date. In April 2007, when Mr. Young joined our management team, we decided to abandon our business plan of imported jewelry sales and pursue other opportunities.

Our current liabilities were $9,000 as of March 31, 2007, which was represented solely by accrued liabilities. We had no other liabilities and no long term commitments or contingencies as of March 31, 2007.

In 2006, and by means of registration statement on Form SB-2, we sold 1,600,000 shares of its common stock at a price of $0.05 per share, or $80,000. We used these funds for operating expenses, which included significant accounting costs associated with the audit of our financial statements. In April 2007, we executed a promissory note for $550,000 at interest of 8%, which we believe will satisfy our working capital requirements for the next twelve months. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the expenses of exploring other business opportunities as described above, and the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months. In April 2007, we discontinued the operations related to our jewelry business. We do not expect that we will generate any future revenues from our jewelry business. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. We are currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements have been reached. We hope to finalize an acquisition in the next two months.

On April 5, 2007, we filed a preliminary proxy statement on Schedule 14A to hold a special meeting of our shareholders to approve the following amendments to our Articles of Incorporation:

•	a name change from Bella Trading Company, Inc. to Jayhawk Energy, Inc.; and
•	an increase in the number of authorized common stock from 50,000,000 shares to 200,000,000 shares.

We intend to amend our preliminary proxy statement in response to comments that we have received the Securities and Exchange Commission. We hope to file a definitive proxy statement and hold the shareholders meeting as soon as we have addressed all of the Commission’s comments.

We had cash of $344 as of March 31, 2007. In April 2007, we executed a promissory note for $550,000, which we believe will satisfy our working capital requirements for the next twelve months. We do not have any commitments or arrangements from any person to provide us with any additional capital. Even if our new operations can generate cash, our future plans will, in part, be dependent upon additional capital which may be available to us. If additional financing is not available when needed, we may continue to operate in our present mode or we may need to cease operations.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.
32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Trading Company, Inc., a Colorado corporation

Date: May 11, 2007	By:	/s/ Joseph B. Young
Its:		Joseph B. Young Principal Executive Officer, President and a Director

Date: May 11, 2007	By:	/s/ Sara Preston
Its:		Sara Preston Principal Accounting Officer, Chief Financial Officer and a Director