Form 10QSB
period 2007-08-13
Jayhawk Energy, Inc.
filed 2007-08-13
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                                             to

Commission File Number: 333-121034

Jayhawk Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Interlocken Blvd, Suite 400, Broomfield CO 80021
(Address of principal executive offices)

(303) 327-1571
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2007, there were 36,882,659 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):  ☐Yes   ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Condensed Balance Sheet
June 30, 2007

Assets
Current assets:
Cash	$526,420
Inventory, at cost	-

Total assets	$526,420

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$1,443

Total current liabilities	1,443

Non-current liabilities:
Interest payable	3,667
Notes payable (Notes 3 and 6)	550,000

Total non-current liabilities	553,667

Shareholders’ equity (Notes 2, 4, and 6):
Preferred stock, $.001 par value; 10,000,000 shares authorized, -0- shares issued and outstanding, respectively	-
Common stock, $.001 par value; 200,000,000 shares authorized, 90,000,000 shares issued and outstanding	90,000
Deficit of paid-in capital	(10,795)
Deficit accumulated during the development stage	(107,895)

Total stockholders’ equity	(28,690)

Total liabilities and stockholders’ equity	$526,420

See accompanying notes to condensed, unaudited financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
 (A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

					April 5, 2004
					(Inception)
	For The Three Months Ended		For The Nine Months Ended		Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Sales	$-	$432	$242	$2,955	$19,000
Cost of goods sold	-	(297)	(79)	(1,620)	(8,036)
Gross profit	-	135	163	1,355	10,964

Operating expenses:
Stock-based compensation (Note 2):
Officer compensation	-	-	-	-	400
Interest expense	3,667	-	3,667	-	3,667
Professional fees	17,675	2,235	25,665	4,981	48,226
Payroll expenses	-	-	36,155	-	48,932
Other general and administrative expenses	173	1,203	9,538	2,378	13,734
Contributed rent (Note 2)	300	300	900	900	3,900
Total operating expenses	21,815	3,738	75,925	8,259	118,859

Loss before income taxes	(21,815)	(3,034)	(75,762)	(6,924)	(107,895)

Provision for income taxes (Note 5)	-	-	-	-	-

Net loss	$(21,815)	$(3,034)	$(75,762)	$(6,924)	$(107,895)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	90,000,000	83,312,505	90,000,000	68,908,335

See accompanying notes to condensed, unaudited financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
 (A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

			April 5, 2004
			(Inception)
	For The Nine Months Ended		Through
	June 30,		June 30,
	2007	2006	2007

Cash flow from operating activities:
Net income (loss)	$(75,762)	$(6,924)	$(108,195)
Changes in operating assets and liabilities:
Accounts payable	614	2,570	5,743
Interest payable	3,667	-	3,667
Net cash provided by (used in) operating activities	(71,481)	(4,354)	(98,785)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	62,500	100,000
Payments for offering costs	-	(10,185)	(24,795)
Borrowings on note payable	550,000	-	550,000
Net cash provided by (used in) financing activities	550,000	52,315	625,205

Net change in cash	478,519	(47,961)	526,420

Cash, beginning of period	47,901	1,226	-

Cash, end of period	$526,420	$49,187	$526,420

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed, unaudited financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of presentation

The accompanying interim condensed financial statements of Jayhawk Energy, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

From inception through March 31, 2007, the Company’s operations have consisted of the purchase of jewelry and other accessories from its Asian suppliers, which are then sold at arts and crafts shows and on the Internet. In April 2007, the Company appointed a new president and changed its plan of operations.  The Company's new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time the Company will either contract out the operations or joint venture the project to qualified interested parties.  The Company's main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. The Company is currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements (written or oral) have been reached.

Proxy Statement

On April 5, 2007, the Company filed a proxy statement to approve the following amendments to its Articles of Incorporation:

•	A name change from Bella Trading Company, Inc. to Jayhawk Energy, Inc.; and
•	An increase in the number of authorized common stock from 50,000,000 shares to 200,000,000 shares.

On June 21, 2007, the Company changed its name from Bella Trading Company, Inc. to Jayhawk Energy, Inc. and increased the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares.  The changes became effective with the filing of a Certificate of Amendment to the Registrant’s Articles of Incorporation with the Colorado Secretary of State.  The Company’s purpose in changing its name was to reflect a change in its business focus.  The Company’s purpose in increasing its authorized common stock was to allow flexibility in future financings and stock issuances and other corporate purposes. The actions to effect the name change and increase in authorized common stock were approved on April 3, 2007, by unanimous approval of the Registrant’s Board of Directors. In addition, shareholders holding a majority of the Registrant’s outstanding common stock approved those actions at a meeting of shareholders on June 21, 2007, held in accordance with the relevant sections of the Colorado Revised Statutes.

Stock Split

On June 11, 2007, the Company’s Board of Directors approved a 15 for 1 stock split of the Company’s issued and outstanding common stock which shall be effectuated through the issuance of 14 shares for each share of common stock outstanding as of the record date.  The Company’s intent of the stock split was to increase the marketability and liquidity of its common stock and hopefully increase the value of its common stock. The pay date was June 25, 2007 for shareholders of record on June 21, 2007.  After the split, the total number of the Company’s issued and outstanding shares of common stock became 90,000,000 shares.  The par value of the Company’s common stock will continue to be $.001.  Fractional shares will be rounded upward.  This action was facilitated by a recent amendment to the Company’s Articles of Incorporation, increasing the number of shares of the Company's authorized stock to 200,000,000 shares of common stock, which was given effect on June 21, 2007 by filing a Certificate of Amendment to the

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Company’s Articles of Incorporation with the Colorado Secretary of State.

Change in Officers

On April 30, 2007, the Company’s board of directors accepted the resignation of Sara Preston as President and Chief Executive Officer and appointed Joseph B. Young to the office of President, Chief Executive Officer and as a director of the Company.

As of July 9, 2007, the board of directors of Jayhawk Energy, Inc., accepted the resignation of Sara Preston as Secretary, Treasurer and a director of the Company, as well as the resignation of Joseph B. Young as the President and Chief Executive Officer of the Company, retaining his position as a director, and appointed Mr. Young to the office of Chief Financial Officer.  The Company then appointed Lindsay E. Gorrill to the office of President, Chief Executive Officer, Secretary and director.

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

Note 3:  Note payable

On April 12, 2006, the Company executed a promissory note for $550,000 with Berigan Portfolio, Inc. (“Berigan”).  The note is payable on demand by Berigan and carries an 8% interest rate.  Proceeds from the note will be used for working capital purposes.  Accrued interest payable on the note totaled $3,667 at June 30, 2007.  Please refer to subsequent event Note 6 for payoff of note payable.

Note 4:  Shareholders’ equity

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

Please also refer to subsequent event Note 6.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Note 5:  Income taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 6:  Subsequent events

On July 9, 2007, the board of directors of Jayhawk Energy, Inc., accepted the resignation of Sara Preston as Secretary, Treasurer and a director of the Company, as well as the resignation of Joseph B. Young as the President and Chief Executive Officer of the Company, retaining his position as a director, and appointed Mr. Young to the office of Chief Financial Officer.  The Company then appointed Lindsay E. Gorrill to the office of President, Chief Executive Officer, Secretary and director.

On July 25, 2007, the Company entered into an Asset Purchase and Sale Agreement with Armstrong Investments Incorporated, pursuant to which the Company acquired the Uniontown project, which includes gas and mineral leases and other mineral rights and interests located in Bourbon County, Kansas in exchange for $2,200,000 in cash. Concurrent with the execution of the Asset Purchase and Sale Agreement, the Company completed a private placement of approximately $2,882,659, in which the Company sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of the Company’s common stock at a purchase price of $1.00 and which shall expire two years from the date that the Company accepts the subscription. Approximately 562,679 of the Units of the Private Placement were issued to Berigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note dated April 12, 2007 between the Company and Berigan Portfolio, Inc. and 20,000 of the Units were issued to Berigan Portfolio, Inc. to repay $20,000 that Berigan paid on the behalf of the Company.

As a condition to the consummation of the transactions contemplated under the Asset Purchase and Sale Agreement and the Private Placement, Sara Preston, our former officer and director, agreed to have 56,000,000 shares of her common stock cancelled in exchange for $20,000 and the inventory of the Registrant relating to the Registrant’s former jewelry business. Simultaneously with the closing of the Asset Purchase and Sale Agreement, the Registrant cancelled those 56,000,000 shares of common stock and returned such shares to the Registrant’s treasury.

As of July 25, 2007 and as a result of the transactions disclosed above, 36,882,659 shares of the Registrant’s common stock were issued and outstanding.

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

From inception through March 31, 2007, our operations have consisted of the purchase of jewelry and other accessories from our Asian suppliers, which are then sold at arts and crafts shows and on the Internet. In April 2007, we appointed Joseph B. Young as our new president and a director and changed our business plan. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to determine the feasibility of drilling at those properties with success, at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

On June 21, 2007, we changed our name from Bella Trading Company, Inc. to Jayhawk Energy, Inc. and increased the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares.  The changes became effective with the filing of a Certificate of Amendment to the Registrant’s Articles of Incorporation with the Colorado Secretary of State.  Our purpose in changing our name was to reflect a change in our business focus.  Our purpose in increasing our authorized common stock was to allow flexibility in future financings and stock issuances and other corporate purposes. The actions to effect the name change and increase in authorized common stock were approved on April 3, 2007, by unanimous approval of our Board of Directors. In addition, shareholders holding a majority of our outstanding common stock approved those actions at a meeting of shareholders on June 21, 2007, held in accordance with the relevant sections of the Colorado Revised Statutes.

On July 25, 2007, we entered into an Asset Purchase and Sale Agreement with Armstrong Investments Incorporated, pursuant to which we acquired the Uniontown project, which includes gas and mineral leases and other mineral rights and interests located in Bourbon County, Kansas (“Uniontown Project”) in exchange for $2,200,000 in cash.

Concurrent with the execution of the Asset Purchase and Sale Agreement as disclosed above, we completed a private placement of approximately $2,882,659, in which we sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of our common stock at a purchase price of $1.00 and which shall expire two years from the date that we accept the subscription (“Private Placement”). Approximately 562,679 of the Units of the Private Placement were issued to Berigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note dated April 12, 2007 between us and Berigan Portfolio, Inc. and 20,000 of the Units were issued to Berigan Portfolio, Inc. to repay $20,000 that Berigan paid on our behalf.

Results of Operations.

For the three months ended June 30, 2007 and June 30, 2006.

Revenues. We had no sales for the three months ended June 30, 2007, as compared sales of $432 for the three months ended June 30, 2006.  For the three months ended June 30, 2006, we had $297 in cost of goods sold, resulting in gross profit of $135 for the period.  Since we had no sales during the most recent period, we had no gross profit. We do not expect that we will generate any revenues from our jewelry business as we are discontinuing the operations related to our jewelry business. Going forward, we hope to generate larger revenues as we implement our new business plan, which we adopted in April 2007.

Operating Expenses. For the three months ended June 30, 2007, our total operating expenses were $21,815, as compared to $3,738 total operating expenses for the three months ended June 30, 2006. The increase in total operating expenses is primarily due to the increase in legal and professional fees, attributable to the costs associated with our name change and change of focus. We expect that we will continue to incur significant professional fees related to being a public company. For the three months ended June 30, 2007, our operating expenses consisted of Interest expense of $3,667 related to our promissory note, professional fees of $17,675, other general and administrative expenses of $173, and contributed rent of $300.  In comparison, for the three months ended June 30, 2006, we had professional fees of $2,235, other general and administrative expenses of $1,203 and contributed rent of $300.

Net Income or Loss.  For the three months ended June 30, 2007, our net loss from operations was $21,815, as was our net loss.  This is in comparison to the three months ended June 30, 2006, where our net loss from operations and net loss was $3,034.  The increase in our net loss for the three months ended June 30, 2007, was due an increase in operating expenses between the two periods, which was primarily represented by interest and professional services expenses.

For the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.

Revenues.  We had sales of $242 for the nine months ended June 30, 2007, as compared sales of $2,995 to the nine months ended June 30, 2006.  For the nine months ended June 30, 2007, we had $79 in cost of goods sold for a gross profit of $163.  This is in comparison to the nine months ended June 30, 2006, where we had $1,620 in cost of goods sold, resulting in gross profit of $1,335 for the period. Our volume of sales decreased, resulting in lower sales, lower cost of goods sold, and lower gross profit. Going forward, we hope to generate larger revenues as we implement our new business plan adopted in May 2007.

Operating Expenses. For the nine months ended June 30, 2007, our total operating expenses were $75,925 as compared to $8,259 total operating expenses for the nine months ended June 30, 2006. The increase in total operating expenses is primarily due to the increase in payroll expenses and professional fees, which is attributed to the increased legal expenses and accounting expenses related to the audit of our financial statements and the one time compensation payment to Ms. Barry. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. For the nine months ended June 30, 2007, our operating expenses consisted of interest expense of $3,667, professional fees of $25,665, payroll expenses of $36,155, other general and administrative expenses of $9,538, and contributed rent of $900.  In comparison, for the nine months ended June 30, 2006, we had professional fees of $4,981, other general and administrative expenses of $2,378 and contributed rent of $900.

Net Income or Loss.  For the nine months ended June 30, 2007, our net loss was $75,762, as compared to the nine months ended June 30, 2006, where our net loss was $6,924.  The increase in our net loss for the nine months ended June 30, 2007, was due an increase in operating expenses between the two periods, which was primarily represented by payroll expenses and professional services expenses.

Liquidity and Capital Resources.  As of June 30, 2007, we had cash of $526,420 and no other assets.  We granted our former President, Sara Preston, all rights to the remaining inventory of $1,481 as part of the stock cancellation agreement. In April 2007, when Mr. Young joined our management team, we decided to abandon our business plan of imported jewelry sales and pursue other opportunities.

Our current liabilities were $1,443 as of June 30, 2007, which was represented solely by accounts payable for professional services.  Other than our promissory note payable, we had no other liabilities including long term commitments or contingencies as of June 30, 2007.

In 2006, and by means of registration statement on Form SB-2, we sold 1,600,000 shares of its common stock at a price of $0.05 per share, or $80,000.  We used these funds for operating expenses, which included significant accounting costs associated with the audit of our financial statements.  In April 2007, we executed a promissory note for $550,000 at interest of 8%, which we believe will satisfy our working capital requirements for the next twelve months.  Please refer to subsequent event Note 6, for payoff of this note in July 2007.  We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the expenses of exploring other business opportunities as described above, and the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

As described above, in July 2007, we completed the Private Placement pursuant to which we raised approximately $2,882,659, of which $2,200,000 were used to acquire the Uniontown Project.

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

As described above, on July 25, 2007, we entered into an Asset Purchase and Sale Agreement with Armstrong Investments Incorporated, pursuant to which we acquired the Uniontown Project, which includes gas and mineral leases and other mineral rights and interests located in Bourbon County, Kansas in exchange for $2,200,000 in cash.

The acquisition of the Uniontown Project is the initial step of our new business plan is to acquire oil and gas properties for exploration and development. We intend to engage in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.

We had cash of $526,420 as of June 30, 2007. In April 2007, we executed a promissory note for $550,000, which we believe will satisfy our working capital requirements for the next twelve months. As described above, approximately 562,679 of the Units of the Private Placement were issued to Berigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007.  As of June 30, 2007, we do not have any commitments or arrangements to provide any additional capital. Even if our new operations can generate cash, our future plans will, in part, be dependent upon additional capital which may be available to us. If additional financing is not available when needed, we may continue to operate in our present mode or we may need to cease operations.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

On June 21, 2007, we held a special shareholder’s meeting pursuant to which the shareholders approved the amendment to our Articles of Incorporation pursuant to which we changed our name from Bella Trading Company, Inc. to Jayhawk Energy, Inc. and increased the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares. Approximately 4,000,003 shares, or 66% of the issued and outstanding shares at that time, were cast in favor of the name change and increase in the number of authorized shares. No shares were cast against the name change and increase in the number of authorized shares and there was one vote abstaining.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jayhawk Energy, Inc.,
                 a Colorado corporation

August 13, 2007                                                                                   By:          /s/ Lindsay E. Gorrill
Lindsay Gorrill
Its:           Principal Executive Officer,
President and a Director

August 13, 2007                                                                                   By:          /s/ Joseph B. Young
Joseph B. Young
Its:           Principal Accounting Officer,
Chief Financial Officer and a Director