Form 10KSB
period 2007-12-06
Jayhawk Energy, Inc.
filed 2007-12-21
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 333-121034

JayHawk Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
370 Interlocken Blvd. Suite 400 Broomfield, Colorado (Address of principal executive office)	80021 (Postal Code)
(303) 327-1571 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $0.001 par value

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No  [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.
Yes [   ]   No  [ x ]   Delinquent filers are disclosed herein.

The Company had $242 in revenue from our previous jewelry business and no oil and gas revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on December 21, 2007, was $73,765,318.

As of December 21, 2007 there were 36,882,659 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-KSB

For the Fiscal Year Ended September 30, 2007

PART I

FORWARD-LOOKING INFORMATION

This Annual Report of JayHawk Energy, Inc. on Form 10-KSB contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," “intends”, “objectives” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Legal Proceedings" and "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-KSB. Actual events or results may differ materially from those discussed herein.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

JayHawk Energy, Inc. was incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  We were originally formed to offer traditional ethnic and contemporary jewelry, as well as accessories, imported from Nepal and Thailand. During the third quarter ending June 30, 2007, we decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry. On June 21, 2007, we changed our name to JayHawk Energy, Inc. and shifted our focus to exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America. On July 25, 2007, we acquired certain oil, gas, and mineral leases and other mineral rights and interests located in Bourbon County, Kansas (“Uniontown project”).  We have not undergone bankruptcy, receivership, or any similar proceeding.  Our common stock is publicly traded over-the-counter and quoted on the OTC Bulletin Board under the symbol “JYHW.OB.”

We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of oil and natural gas. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We are currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements (written or oral) have been reached.

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, drilling and development and by prudently managing our balance sheet. We are focused on the acquisition, development and exploitation of oil and natural gas properties. We believe in creating great opportunities for our shareholders through acquisition and through development of our property. Our assets currently consist of primarily 35,000 gross acres of non-producing coal bed methane natural gas reserves located in the Bourbon County, Kansas (“Uniontown project”). The company is also searching for possible joint-ventures that fit the Company’s strategic focus.

Competitive Business Conditions

We are a junior oil and gas exploration company. We compete with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior oil and gas companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Governmental Regulations

Our oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, we have incurred no cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of our oil and gas exploration property. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Prior to year end, both directors were under consulting contracts, and after September 30, 2007 we have three employees, with no significant employees other than our officers and directors. We plan to outsource independent consultants and geologists on a consulting basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Reports to Security Holders

We file our quarterly and audited annual reports with the Securities and Exchange Commission (SEC), which the public may read and copy at the Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20459.  SEC filings, including supplemental schedules and exhibits, can also be accessed free of charge through the SEC website at www.sec.gov.  Our website is located at www.jayhawkenergy.com, and can be used to access recent news releases and Securities and Exchange Commission (SEC) filings, including our quarterly and audited annual reports, and other items of interest. Our website, and the information on our website, including other links contained on our website, are not incorporated into this Report.

Risks Related to our Business

Our exploration and development operations are subject to many risks which may affect our ability to profitably extract oil and natural gas reserves or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil and natural gas reserves.

Oil and natural gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to adversely affect revenue and cash flow levels to varying degrees.

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production therefrom will decline over time as such existing reserves are depleted. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects.  No assurance can be given that we will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

Our oil and natural gas operations are subject to operating hazards that may increase our operating costs to prevent such hazards, or may materially affect our operating results if any of such hazards were to occur.

Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, cratering, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or in personal injury. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including encountering unexpected formations or pressures, premature decline of reservoirs and the invasion of water into producing formations. Losses resulting from the occurrence of any of these risks could have a material adverse effect on our results of operations, liquidity and financial condition.

To date, we have not generated revenues from production of our oil and natural gas lease interests.  Our oil and natural gas exploration and development activities will be focused on the exploration and development of our oil and natural gas rights which are high-risk ventures with uncertain prospects for success.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  No assurance can be given that commercial quantities of oil and natural gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from production of our reserves.

Our exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.  The results of such studies and tests are subjective, and no assurances can be given that exploration and development activities based on positive analysis will produce oil or natural gas in commercial quantities or costs.  As developmental and exploratory activities are performed, further data required for evaluation of our oil and natural gas interests will become available.  The exploration and development activities that will be undertaken by us are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil and natural gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than us.  Our ability to increase reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.

Our operations in the United States are subject to regulation at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and natural gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs.  Extensive federal, state and local laws and regulations relating to health and environmental quality in the United States affect nearly all of our operations.  These laws and regulations set various standards regulating various aspects of health and environmental quality, provide for penalties and other liabilities for the violation of these standards, and in some circumstances, establish obligations to remediate current and former facilities and off-site locations.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect our financial condition, results of operations or prospects.  We could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by us or previous owners of our property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, we could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on our financial results.

Moreover, we cannot predict what legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered, enforced or made more stringent. Compliance with more stringent laws or regulations, or more vigorous enforcement policies of the regulatory agencies, could require us to make material expenditures for the installation and operation of systems and equipment for remedial measures, all of which could have a material adverse effect on our financial condition or results of operations.

Our ability to successfully market and sell oil and natural gas is subject to a number of factors that are beyond our control, and that may adversely impact our ability to produce and sell oil and natural gas, or to achieve profitability.

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our natural gas may depend upon our ability to acquire space on pipelines that deliver natural gas to commercial markets. We may also be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and by many other aspects of the oil and natural gas business.

Our revenues, profitability and future growth and the carrying value of our oil and natural gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and natural gas, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on the carrying value of our proved reserves, borrowing capacity, revenues, profitability and cash flows from operations.

Volatile oil and natural gas prices make it difficult to estimate the value of producing properties for acquisition and often cause disruption in the market for oil and natural gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation projects.

We cannot guarantee that title to our properties does not contain a defect that may materially affect our interest in those properties.

It is our practice in acquiring significant oil and natural gas leases or interest in oil and natural gas leases to retain lawyers to fully examine the title to the interest under the lease.  In the case of minor acquisitions, we rely upon the judgment of oil and natural gas lease brokers or landmen who do the field work in examining records in the appropriate governmental office before attempting to place under lease a specific interest. We believe that this practice is widely followed in the oil and natural gas industry. Nevertheless, there may be title defects which affect lands comprising a portion of our properties which may adversely affect us.

Our business may be harmed if we are unable to retain our interests in leases.

All of our properties are held under interests in oil and gas mineral leases, some of which expire within the next twelve months. If we fail to meet the specific requirements of each lease, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Our reserve estimates are subject to numerous uncertainties and may be inaccurate.

There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived therefrom, including many factors beyond our control. The reserve and associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

Estimates of proved or unproved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history and production practices will result in variations in the estimated reserves and such variations could be material.

Our oil and natural gas property is held in the form of licenses and leases.  If we default on those licenses or leases, we may lose our interest in those properties.

Our properties are held in the form of licenses and leases and working interests in licenses and leases. If we or the holder of the license or lease fail to meet the specific requirement of a license or lease, the license or lease may terminate or expire. There can be no assurance that any of the obligations required to maintain each license or lease will be met, although we exercise our commercially reasonable efforts to do so. The termination or expiration of our licenses or leases or the working interests relating to a license or lease may have a material adverse effect on our results of operations and business.

The loss or unavailability of our key personnel for an extended period of time could adversely affect our business operations and prospects.

Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of such key personnel could have a material adverse effect on us.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

We depend on the services of third parties for material aspects of our operations, including drilling operators, and accordingly if we cannot obtain certain third party services, we may not be able to operate.

We may rely on third parties to operate some of the assets in which we possess an interest. Assuming the presence of commercial quantities of oil and natural gas on our properties, the success of the oil and natural gas operations, whether considered on the basis of drilling operations or production operations, will depend largely on whether the operator of the property properly fulfils our obligations.  As a result, our ability to exercise influence over the operation of these assets or their associated costs may be limited, adversely affecting our financial performance.  Our performance will therefore depend upon a number of factors that may be outside of our full control, including the timing and amount of capital expenditures, the operator’s expertise and financial resources, the approval of other participants, the selection of technology, and risk management practices.  The failure of third party operators and their contractors to perform their services in a proper manner could adversely affect our operations.

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  If we are unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report on Form 10-KSB for the fiscal year ending September 30, 2008, we will be required to furnish a report by management on our internal control over financial reporting.  This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  Beginning for the fiscal year ending September 30, 2009, this report must also contain a statement that our auditors have issued an attestation report on management’s assessment of internal control.

Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. In addition, expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations. Failure to comply with Section 404 may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance.  We may be forced to accept reduced policy limits and coverage and/or to incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Risks Related to our Common Stock

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to both the broker-dealer and the registered representative.  Current quotations for the securities and the rights and remedies and to be available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of energy companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of energy companies;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results;

•	fluctuations in oil and natural gas prices; and

•	additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 370 Interlocken Blvd. Suite #400, Broomfield, CO 80021, and our telephone number is (303) 327-1571. We sublease the 200 square feet suite we occupy for $800 per month from Resource Consulting, LLC, an entity owned by our Chief Financial Officer. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. In addition, we have the following oil and gas properties in connection with our principal business activities:

Uniontown Project, Kansas

On July 25, 2007, we acquired the Uniontown project for a total of $2,200,000, consisting of mineral leases that include approximately 35,000 gross acres in Bourbon County, Kansas within the Cherokee basin, and are leased for the development of coal-bed methane and conventional oil and gas reserves. Wells within the leased area were drilled by previous operators with mud logs and cores taken to identify coal properties and gas contents.  There have been at least 11 gas bearing coals identified within the Cherokee Group from depths of 250 – 750 feet, with typical thicknesses of 1 to 4 feet, yielding total net coal thickness ranges from 20 to 38 feet.  Gas contents have been measured between 22 – 124 scf/ton.  No production tests have yet been conducted.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and increased the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares.  The changes became effective with the filing of a Certificate of Amendment to our Articles of Incorporation with the Colorado Secretary of State.  Our purpose in changing its name was to reflect a change in its business focus.  Our purpose in increasing its authorized common stock was to allow flexibility in future financings and stock issuances and other corporate purposes. The actions to effect the name change and increase in authorized common stock were approved on April 3, 2007, by unanimous approval by the Board of Directors. In addition, shareholders holding a majority of our outstanding common stock approved those actions at a meeting of shareholders on June 21, 2007, held in accordance with the relevant sections of the Colorado Revised Statutes.

Change of Symbol and CUSIP Number.  Concurrent with these changes, we have a new symbol and CUSIP Number.  Our symbol changed from “BTRD” to "JYHW" effective June 25, 2007, and the CUSIP Number has changed to 472100 106.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "JYHW.OB". For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High ($)	Low ($)
Fiscal Year 2007
Fourth Quarter	2.43	1.80

Fiscal Year 2008
First Quarter(1)	2.75	1.34
 (1) As of December 21, 2007

Holders

As of December 21, 2007, we had approximately 67 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

Description of Securities

The authorized capital stock of the Company consists of 200,000,000 of the common stock, at $0.001 par value, and 10,000,000 shares of preferred stock, at $0.001 par value.  The shares of preferred stock may be issued in one or more series.  The designations, powers, rights, preferences, qualifications, restrictions, and limitations of each series of preferred stock shall be established from time to time by the Board of Directors in accordance with Colorado law.

Dividends

Holders of common and preferred stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid, but will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent sale of unregistered securities

Unless otherwise noted, the issuances noted below are all considered exempt from registration by the provisions of Section 5 of the Securities Act of 1933, as amended and Regulation S.

On July 25, 2007 concurrent with the execution of the Asset Purchase and Sale Agreement of our Uniontown Project in Bourbon County, Kansas, we completed a private placement of approximately $2,882,659. The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of our common stock at a purchase price of $1.00 and which shall expire in two years. Approximately 562,679 of the Units of the Private Placement were issued to Berrigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note dated April 12, 2007, between us and Berrigan Portfolio, Inc. and 20,000 of the Units were issued to Berrigan Portfolio, Inc. to repay approximately $20,000 that Berrigan paid on our behalf.

No directed selling efforts in the United States were used in connection with the offering. Each of the investors has agreed to resell the common stock only pursuant to an effective resale registration statement or to an available exemption from such registration. The shares and warrant certificates contained a legend to such effect.

We agreed to prepare and file, as soon as practicable following the closing of Private Placement, a registration statement on Form SB-2 or such other form as shall be available registering the shares issued pursuant to the Private Placement.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business.  On July 25, 2007, we acquired certain oil, gas, and mineral leases and other mineral rights and interests located in Bourbon County, Kansas (“Uniontown project”), and are now an early stage oil and gas company.  Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We are currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements (written or oral) have been reached.

Our strategy is to increase shareholder value through strategic acquisitions, drilling and development and by prudently managing its balance sheet. We are focused on the acquisition, development and exploitation of oil and natural gas properties. We believe in creating “home run” opportunities for our shareholders through acquisition and through the “drill-bit.” Our assets currently consist of primarily 35,000 gross acres of non-producing coal bed methane natural gas reserves located in the Bourbon County, Kansas (“Uniontown project”). The company is also searching for possible joint-ventures that fit the Company’s strategic focus.

Operations Plan

Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties. The acquisition of the Uniontown Project is the initial step of our new business plan to acquire oil and gas properties for exploration and development. We intend to engage in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.

During the next twelve months, we expect to pursue oil and gas operations on our current property, and property acquired by leasing, farm-out, or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas reserves and production, and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

Our current cash position is sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.  However, we intend to seek out joint venture opportunities and/or obtain equity and/or debt financing efforts to support our current and proposed oil and gas operations and capital expenditures. We may sell interests in our current and acquired property.  We cannot assure that continued funding will be available.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors, and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

We are not currently conducting any research and development activities. We do not have any current plans to purchase or sell any significant equipment, and in the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease significant equipment.

We have not entered into commodity swap arrangements or hedging transactions, and although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Our future financial results continue to depend primarily on (1) our ability to discover or purchase commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Results of Operations

Previous Operations. On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business. Bella was incorporated on April 5, 2004 but did not begin operations until August of 2004. Between its inception and September 30, 2004 Bella had gross revenues from the sale of merchandise of approximately $6,800. During the period ended September 30, 2004 Bella's gross profit was 67% of its gross revenues.

During the year ended September 30, 2006 Bella had gross revenues from the sale of merchandise of $5,942 and its gross profit was 54%of its gross revenues, compared to $6,043 for the year ended September 30, 2005, with its gross profit was 52% of its gross revenues.  This is comparable to Bella's gross profit percentage in 2006.

For the year ended September 30, 2007, Bella had gross revenues from the sale of merchandise of $242 and its gross profit was 67%, compared to $5,942 for the year ended September 30, 2006, with its gross profit was 54% of its gross revenues.  The difference in revenue relates to a lower volume of sales as a result of shifting our focus to the oil and gas industry in the middle of the year ending September 30, 2007.

For the three months ended September 30, 2007 and September 30, 2006.

Revenues. From our oil and gas business, we had no sales for the three months ended September 30, 2007, and no sales for the three months ended September 30, 2006.  Since we had no sales during the most recent period, we had no gross profit. Since we have discontinued our operations from our jewelry business, we do not expect that we will generate any further revenues from our jewelry business. Going forward, we hope to generate larger revenues as we implement our new business plan.

Operating Expenses. From our oil and gas business, for the three months ended September 30, 2007, our total operating expenses were $150,000, and none for the three months ended September 30, 2006. This difference is due to our change in business plan from our jewelry business.  The expenses primarily consisted of legal and professional fees, attributable to the costs associated with our name change and change of focus, in addition to new management fees. We expect that we will continue to incur significant professional fees related to being a public company. For the three months ended September 30, 2007, our operating expenses consisted of Interest expense of $8,000 related to our promissory note, legal fees of $33,000, management fees of $49,000, other professional fees of $11,000, insurance expense of $5,000, audit fees of $40,000, other general and administrative expenses of $2,000, and office rent of $2,000.  In comparison, for the three months ended September 30, 2006, we had no expenses related to our oil and gas business.

Interest Expense. For the three months ended September 30, 2007, our interest expense was approximately $8,000, net of interest earned from our cash accounts of $1,000, compared to none for the three months ended September 30, 2006.  This interest expense is due to interest incurred on the promissory note dated April 12, 2007.

Net Income or Loss.  For the three months ended September 30, 2007, our net loss from operations was $149,000, as was our net loss.  In comparison to the three months ended September 30, 2006, we had no net loss from operations from our oil and gas business.

For the year ended September 30, 2007 as compared to the year ended September 30, 2006.

Revenues.  From our oil and gas business, we had no sales for the year ended September 30, 2007, and no sales for the year ended September 30, 2006.  Since we had no sales during the most recent period, we had no gross profit. Since we have discontinued our operations from our jewelry business, we do not expect that we will generate any further revenues from our jewelry business. Going forward, we hope to generate larger revenues as we implement our new business plan.

Operating Expenses. From our oil and gas business, for the year ended September 30, 2007, our total operating expenses were $170,000, and none for the year ended September 30, 2006. This difference is due to our change in business plan from our jewelry business.  The expenses primarily consisted of legal and professional fees, attributable to the costs associated with our name change and change of focus, in addition to new management fees. We expect that we will continue to incur significant professional fees related to being a public company. For the year ended September 30, 2007, our operating expenses consisted of Interest expense of $11,000 related to our promissory note, legal fees of $50,000, management fees of $49,000, other professional fees of $11,000, insurance expense of $5,000, audit fees of $40,000, other general and administrative expenses of $2,000, and office rent of $2,000.  In comparison, for the three months ended September 30, 2006, we had no expenses related to our oil and gas business.

Interest Expense. For the year ended September 30, 2007, our interest expense was approximately $11,000, net of interest earned from our cash accounts of $1,000, compared to none for the year ended September 30, 2006.  This interest expense is due to interest incurred on the promissory note dated April 12, 2007.

Net Income or Loss.  For the year ended September 30, 2007, our net loss from operations was $170,000.  With $55,000 in net loss from discontinued operations, our total for the year was $225,000 including discontinued operations.  For the year ended September 30, 2006, we had no net loss from operations from our oil and gas business, and $25,000 net loss from our discontinued operations.

Liquidity and Capital Resources.  As of September 30, 2007, we had cash and cash equivalents of $525,000 and no other assets.  We granted our former President, Sara Preston, all rights to the remaining inventory of $1,481 as part of the stock cancellation agreement. In April 2007, when Mr. Young joined our management team, we decided to abandon our business plan of imported jewelry sales and pursue other opportunities.

Our current liabilities were $1,500 as of September 30, 2007, which was represented solely by accounts payable for professional services.  We had no other liabilities including long term commitments or contingencies as of September 30, 2007.

On July 25, 2007, we entered into an Asset Purchase and Sale Agreement with Armstrong Investments Incorporated, pursuant to which we acquired certain oil, gas and mineral leases and other mineral rights and interests located in Bourbon County, Kansas (“Uniontown Project”) in exchange for $2,200,000 in cash.  In connection with the purchase and sale of the project, we completed a private placement of approximately $2,882,659. The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of our common stock at a purchase price of $1.00 and which shall expire in two years.

Approximately 562,679 of the Units of the Private Placement were issued to Berrigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note of dated April 12, 2007, between us and Berrigan Portfolio, Inc. and 20,000 of the Units were issued to Berrigan Portfolio, Inc. to repay approximately $20,000 that Berrigan paid on our behalf.

No directed selling efforts in the United States were used in connection with the offering. Each of the investors agreed to resell the common stock only pursuant to an effective resale registration statement or to an available exemption from such registration. The shares and warrant certificates contained a legend to such effect.

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

    To fully carry out our business plans we need to raise a substantial amount of additional capital, or obtain industry joint venture financing, which we are currently seeking. We can give no assurance that we will be able to raise such capital. We have limited financial resources until such time that we are able to generate such additional financing or cash flow from operations. Our ability to establish profitability and positive cash flow is dependent upon our ability to exploit our mineral holdings, generate revenue from our planned business operations and control our exploration cost.  Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity, and that our investors would incur substantial losses of their investment.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we are a development stage company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional operating capital, acquire a substantial inventory, and ultimately, to attain profitability. We intend to acquire additional operating capital through equity offerings to fund our business plan. There is no assurance that we will be successful in raising additional funds.

Cash flow. During the year ended September 30, 2007, we used $172,000 in cash related to operating activities including $55,000 for discontinued operations, $2,200,000 related to investing activities for our continued operations, and obtained $2,850,000 in cash from our financing activities for our continued operations.  This compared to $23,140 used in operating activities from discontinued operations, none related to investing activities, and $70,000 provided by financing activities for the year ended September 30, 2006.

ITEM 7.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of
JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. ("the Company”) as of September 30, 2007 and 2006, and the statements of operations, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations.  Management’s plan in regard to these matters is also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Meyers Norris Penny LLP

Chartered Accountants
Calgary, Canada
December 14, 2007

JayHawk Energy, Inc.
(A Development Stage Company)
Balance Sheets

	Year Ended	Year Ended
	Sept. 30, 2007	Sept. 30, 2006
Assets
Cash and Cash Equivalents (see Note 1)	$525,117	$47,901
Inventory, at cost	—	1,560
Total current assets	525,117	49,461

Unproved oil & gas property (see Note 2)	2,200,000	—
Equipment, net of $0 accumulated depreciation	573	—

Total assets	$2,725,689	$49,461

Liabilities And Stockholders’ Equity
Accounts payable	$40,000	$3,289
Taxes payable	1,539	—

Total current liabilities	41,539	3,289

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 36,882,659 and 90,000,000 shares issued and outstanding (2006 – 50,000,000, see Note 5)	36,883	90,000
Additional paid-in capital	2,904,981	(11,395)
Deficit accumulated during the development stage	(257,713)	(32,433)

Total stockholders’ equity	2,684,151	46,172

Total liabilities and stockholders’ equity	$2,725,689	$49,461

See accompanying notes.

JayHawk Energy, Inc.
(A Development Stage Company)
Statements of Operations

	For The Years Ended		Inception (April 5, 2004) through
	September 30,		September 30,
	2007	2006	2007

Revenue	$—	$—	$—

Operating expenses
Exploration and Production	—	—	—
General and administrative	158,560	—	158,560
Gross margin	(158,560)	—	(158,560)

Other income (expense)
Interest income	1,233	—	1,233
Interest expense	(12,678)	—	(12,678)
Total other expense	(11,445)	—	(11,445)

Loss from continuing operations before income tax	(170,004)	—	(170,004)

Income tax expense	—	—	—
Deferred tax benefit	—	—	—

Loss from continuing operations	$(170,004)	$—	$(170,004)

Revenues from discontinued operations	242	5,942	19,000
Expenses from discontinued operations	55,518	30,703	106,709

Loss from discontinued operations, net of tax	(55,276)	(24,761)	(87,709)

Net loss and total comprehensive loss	$(225,280)	$(24,761)	$(257,713)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)
Basic weighted average shares outstanding	80,509,702	67,040,260	72,624,794

See accompanying notes.

JayHawk Energy, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
Inception (April 5, 2004) through September 30, 2007

				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance at April 5, 2004 (inception)	—	$—	$—	$—	$—

April 2004, common stock issued to an officer in exchange for services recorded at fair value ($.05/share) (Note 5)	60,000,000	60,000	(59,600)	—	400
May through July 2004, common stock sold through a private offering ($.05/share) (Note 5)	6,000,000	6,000	14,000	—	20,000
Offering costs incurred for private offering	—	—	(4,000)	—	(4,000)
Office space contributed by an officer	—	—	600	—	600
Net loss and total comprehensive loss	—	—	—	(4,537)	(4,537)
Balance at September 30, 2004	66,000,000	$66,000	$(49,000)	$(4,537)	$12,463

Office space contributed by an officer	—	—	1,200	—	1,200
Net loss and total comprehensive loss	—	—	—	(3,135)	(3,135)
Balance at September 30, 2005	66,000,000	$66,000	$(47,800)	$(7,672)	$10,528

March through July 2006, common stock sold through a private offering ($.05/share) (Note 5)	24,000,000	24,000	56,000	—	80,000
Offering costs incurred for private offering	—	—	(20,795)	—	(20,795)
Office space contributed by an officer	—	—	1,200	—	1,200
Net loss and total comprehensive loss	—	—	—	(24,761)	(24,761)
Balance at September 30, 2006	90,000,000	$90,000	$(11,395)	$(32,433)	$46,172

Private placement on July 25, 2007	2,882,659	2,883	2,879,776	—	2,882,659
Stock cancellation	(56,000,000)	(56,000)	36,000	—	(20,000)
Office space contributed by an officer	—	—	600	—	600
Net loss and total comprehensive loss	—	—	—	(225,280)	(225,280)
Balance at September 30, 2007	36,882,659	$36,883	$2,904,981	$(257,713)	$2,684,151

See accompanying notes.

JayHawk Energy, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			Inception (April 5, 2004)
	For The Years Ended		through
	September 30,		September 30,
	2007	2006	2007
Cash flow from operating activities:

Net loss	$(225,280)	$(24,761)	$(217,713)

Adjustments to reconcile net income to net cash used in operating activities:
Stock issuance cost	—	—	400
Office space contributed by an officer	600	1,200	3,600

Changes in operating assets and liabilities:
Deferred offering costs (non-cash)	—	10,185	10,185
Inventory	1,560	3,882	2,401
Interest payable	—	—	—
Accounts payable	38,250	(13,646)	(11,048)
Net cash provided by (used in) operating activities	$(172,191)	$(23,140)	$(212,175)

Cash flow from investing activities:
Unproved oil and gas property additions	(2,200,000)	—	(2,200,000)
Purchase of equipment	(573)	—	(573)
Net cash provided by (used in) investing activities	$(2,200,573)	$—	$(2,200,573)

Cash flow from financing activities:
Payments for offering costs	—	(10,185)	(24,795)
Proceeds from the sale of common stock	2,299,980	80,000	2,412,659
Borrowings on note payable	550,000		550,000
Net cash provided by financing activities:	$2,849,980	$69,815	$2,937,864

Net increase in cash and equivalents	477,216	46,675	525,117
Cash and equivalents at beginning of year	47,901	1,226	—

Cash and equivalents at end of year	$525,117	$47,901	$525,117

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:

Payments on notes payable in common stock	$582,679	$—	$562,679

See accompanying notes.

JayHawk Energy, Inc.
Notes to Financial Statements
September 30, 2007

Note 1– Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JayHawk Energy, Inc. (“the Company” or “we” or “our” or “us”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 (inception) as Bella Trading Company, Inc., and were originally formed to offer traditional ethnic and contemporary jewelry, imported from Nepal and Thailand. During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in the retail jewelry industry. On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Our principal offices are in Broomfield, Colorado.  The accompanying financial statements for the periods of September 30, 2007, 2006, and the cumulative period from April 5, 2004 (inception) until September 30, 2007 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company is in the development stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources. As shown in the accompanying financial statements, we have incurred operating losses since inception and previously incurred a loss on our discontinued retail jewelry business. As of September 30, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. We plan to fund our future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Cash Equivalents

We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At September 30, 2007 and 2006, we had approximately $525,000 and $48,000 in cash equivalents respectively.

Inventory

    Inventories, consisting of jewelry, hand bags and other accessories, are stated at the lower of cost (using the average cost method) or market.

Property and Equipment

    Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

        Furniture and fixtures:  5 years
        Software:  3 to 10 years (depending on software)
        Computer and office equipment:  3 to 5 years (depending on equipment)
        Field equipment:  1 to 30 years (depending on equipment)

    The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Investment in Oil and Gas Properties

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of September 30, 2007.

JayHawk Energy, Inc.
Notes to Financial Statements
September 30, 2007

    We expense as incurred geological and geophysical cost and the cost of carrying and retaining unproved property. We will provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

Impairment of Unproved (Non-Producing) Property

Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At September 30, 2007, we consider our current property to be economically and operationally viable, in accordance with FAS 19.  In determining that there was no impairment of the unproved property, we considered such factors our commitment to bring the project into production, the cost being incurred to develop the project, and others.

Sales of Producing and Non-producing Property

We account for the sale of a partial interest in a proved property as normal retirement. We recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.  We account for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. We recognize a gain on the sale to the extent that the sales price exceeds the carrying amount of the unproved property. We recognize a gain or loss for all other sales of non-producing properties and include the gain or loss in the results of operations.

Asset Retirement Obligation

We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability will be allocated to operating expenses using a systematic and rational method. At September 30, 2007, there was no asset retirement obligation and accretion expense.

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results.  Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as our impairment assessment on our oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant.

JayHawk Energy, Inc.
Notes to Financial Statements
September 30, 2007

Revenue Recognition

We use the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded.  Costs associated with production are expensed in the period in which they are incurred.
Income Tax

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period.  For the year ended September 30, 2007, all weighted average shares outstanding have been calculated reflecting the stock split retroactively through inception.  Additionally, all of our warrants have an anti-dilutive effect on per common share amounts.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt these new requirements as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact FIN 48 will have on our financial statements.

Fair Value Measurements. In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We are currently evaluating the impact that FAS 157 will have on our financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We are currently evaluating the impact that FAS 159 will have on our financial statements.

JayHawk Energy, Inc.
Notes to Financial Statements
September 30, 2007

Note 2 – Unproved Property

Uniontown Project, Kansas

On July 25, 2007, we acquired the Uniontown project for a total of $2,200,000, consisting of mineral leases that include approximately 35,000 gross acres in Bourbon County, Kansas within the Cherokee basin, and are leased for the development of coal-bed methane and conventional oil and gas reserves. Wells within the leased area were drilled by previous operators with mud logs and cores taken to identify coal properties and gas contents.  There have been at least 11 gas bearing coals identified within the Cherokee Group from depths of 250 – 750 feet, with typical thicknesses of 1 to 4 feet, yielding total net coal thickness ranges from 20 to 38 feet.  Gas contents have been measured between 22 – 124 scf/ton.  No production tests have yet been conducted.

Note 3 – Note Payable

On April 12, 2006, we executed a promissory note for $550,000 with Berrigan Portfolio, Inc. (“Berrigan”).  The note was payable on demand by Berrigan and carried an 8% interest rate.  Proceeds from the note were to be used for working capital purposes.  As of September 30, 2007, the note payable has been repaid.

Note 4 – Commitments and contingencies

There is no pending litigation or proceeding involving any director or officer of the Company for which indemnification is being sought, nor are we aware of any threatened litigation that may result in claims for indemnification. Accordingly, no provision has been made in these financial statements.

On July 15, 2007, we subleased an office space for $800 per month for the term of one year. We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Note 5 – Common Stock

During April 2004, the Company issued 4,000,000 shares of its restricted common stock to its president in exchange for business planning and organization services.  The shares issued in the transaction were recorded at the fair value of the services provided as determined in good faith by the Board of Directors.  Stock issuance cost of $400 was recognized in the accompanying financial statements.

Between May and July 2004, the Company offered for sale 400,000 shares at of its common stock at a price of $0.05 per share.  We closed the offering after selling all 400,000 shares for net proceeds of $16,000 after deducting $4,000 of offering costs.  The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

Between March and July 2006, the Company offered for sale 1,600,000 shares at of its common stock at a price of $0.05 per share.  We closed the offering after selling all 1,600,000 shares for net proceeds of $59,205 after deducting $20,795 of offering costs.  The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

Increase in Authorized Shares. On June 21, 2007, we increased the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares.  The changes became effective with the filing of a Certificate of Amendment to our Articles of Incorporation with the Colorado Secretary of State.  Our purpose in increasing its authorized common stock was to allow flexibility in future financings and stock issuances. Shareholders holding a majority of our outstanding common stock approved those actions at a meeting of shareholders on June 21, 2007, held in accordance with the relevant sections of the Colorado Revised Statutes.

JayHawk Energy, Inc.
Notes to Financial Statements
September 30, 2007

    Stock Split.  Effectuated after the increase in authorized shares, our Board of Directors approved a 15 for 1 stock split of the issued and outstanding common stock to be effectuated through the issuance of 14 shares for each share of common stock outstanding as of the record date.  Our intent of the stock split is to increase the marketability and liquidity of our common stock. The pay date was June 25, 2007 for shareholders of record on June 21, 2007.  After the split, the total number of our issued and outstanding shares of common stock was 90,000,000 shares.  Our common stock remains at $.001 par value. All share and per share information in these financial statements have been presented on a retroactive baisis as if the stock split took place at the beginning of all periods presented.

Private Placement. On July 25, 2007 concurrent with the execution of the Asset Purchase and Sale Agreement of our Uniontown Project in Bourbon County, Kansas, we completed a private placement for gross proceeds of approximately $2,882,659. The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of our common stock at a purchase price of $1.00 and which shall expire in two years.  Approximately 562,679 of the Units of the Private Placement were issued to Berrigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note dated April 12, 2007, between us and Berrigan Portfolio, Inc. and 20,000 of the Units were issued to Berrigan Portfolio, Inc. to repay approximately $20,000 that Berrigan paid on our behalf.

Additionally on July 25, 2007, Sara Preston, our former officer and director, agreed to have 56,000,000 shares of her common stock cancelled in exchange for $20,000, in addition to the remaining inventory of our former jewelry business valued at approximately $1,500.

Share purchase warrants.  In connection with the private placement mentioned above, we issued 2,882,659 warrants as part of the units sold.  The warrants are exercisable into an equal number of common shares for a two-year period expiring on July 25, 2009 at an exercise price of $1.00 per common share. We assigned a fair value of the warrants of $1,557,415 based on a Black-Scholes option model and the following weighted average assumptions as at the date of grant:

Risk-free interest rate –4.74%
Expected and contractual life – 2 years
Expected volatility – 99.34%
Expected dividend yield – Nil

The fair value of the warrants was allocated to the recipients based on the percentage of the proceeds due to each party in relation to the total proceeds received.

	September 30,
	2007	2006

Shares of common stock issued and outstanding	36,882,659	86,000,000
Shares to be issued upon exercise of warrants	2,882,659	—

Total shares of common stock outstanding upon exercise of warrants	39,765,318	86,000,000

Note 6 – Related Party Transactions

On July 15, 2007, we subleased an office space for $800 per month from Resource Consulting, LLC, an entity owned by our Chief Financial Officer.   We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  As of September 30, 2007, a total of $2,000 has been paid for rent.

JayHawk Energy, Inc.
Notes to Financial Statements
September 30, 2007

 Note 7 – Discontinued Operations

On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business. Bella was incorporated on April 5, 2004 but did not begin operations until August of 2004. From inception until the third quarter 2007, Bella had gross revenues from the sale of merchandise of approximately $19,000 and expenses of $107,000. During the third quarter ending June 30, 2007, we decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry. We shifted our focus to exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America. On July 25, 2007, we acquired certain oil, gas, and mineral leases and other mineral rights and interests located in Bourbon County, Kansas. We are an early stage oil and gas company led by an experienced management team and focused on exploration and production of oil and natural gas. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside. We are currently negotiating with various third parties regarding the acquisition of certain oil and gas interests but no agreements, understanding or arrangements (written or oral) have been reached.

Note 8 – Income Tax

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the establishment of deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss and tax credit carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply to the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the federal statutory rate of 15%, U.S. state taxes calculated at the statutory rate of 4.15% net of any federal income tax benefit calculated at their combined rates of 19.15% net of any U.S. federal income tax benefits. These rates are our effective tax rates.

At September 30, 2007, we have available for federal income tax purposes a net operating loss carryforward of approximately $258,000, expiring at various times from 2025 through 2027 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.

In addition, we have deferred tax assets of approximately $81,282 at September 30, 2007 from effective tax rates of 4.15% and 15% for State and Federal. We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $(81,282) has been provided for the deferred tax assets. Due to the change in ownership and operations these loss carryforwards will not be available to reduce future taxable income and therefore a full valuation allowance has been taken. The following table reports our carryforwards and the related deferred tax assets by year from April 5, 2004 (inception) through September 30, 2007:

Year	NOL carryforward	Deferred tax asset

2004 (inception)	$4,537	$745
2005	3,135	366
2006	24,761	4,690
2007	225,280	75,481
Subtotal	257,713	81,282
Less: valuation allowance	—	(81,282)

Totals:	$257,713	$—

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 28, 2007, we dismissed Cordovano and Honeck LLP as our independent registered public accounting firm. Cordovano and Honeck LLP had previously been engaged as the principal accountant to audit our financial statements.

We engaged Meyers Norris Penny LLP as its new independent auditors, effective as of November 28, 2007, to audit our financial statements for the year ended September 30, 2007, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to dismiss Cordovano and Honeck LLP and engage Meyers Norris Penny LLP was approved by our Board of Directors on November 28, 2007.

The reports of Cordovano and Honeck LLP on our financial statements for each of the years ended September 30, 2006 and 2005, contained an explanatory paragraph relating to our ability to continue as a going concern. Other than this report modification, the reports of Cordovano and Honeck LLP on our financial statements as of and for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and the subsequent interim period through November 28, 2007, the date of dismissal, there were no disagreements with Cordovano and Honeck LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Cordovano and Honeck LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B during our two most recent fiscal years and the subsequent interim period through November 28, 2007, the date of dismissal.

Other than in connection with the engagement of Meyers Norris Penny LLP by us, during our most recent fiscal year and the subsequent interim period prior to November 28, 2007, we did not consult Meyers Norris Penny LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Lindsay E. Gorrill	45	Chairman, Chief Executive Officer and Director
Joseph B. Young	29	Chief Financial Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Directors serve without cash compensation and without other fixed remuneration. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Lindsay E. Gorrill - President & CEO

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill, the former President and CEO of WGI Heavy Minerals, has a background in acquisitions, company building, financial markets and world exposure. Currently he is the president and CEO of Berkley resources, a light crude, gas and sour gas company based in Vancouver, BC. Mr. Gorrill has 17 years experience in the resource sector and 15 years experience in successful international company building.

Joseph B. Young - Chief Financial Officer

Mr. Joseph Young was formerly Controller for Fellows Energy Ltd. where he served as in-house accountant and performed financial reporting and compliance functions. Mr. Young previously served as an auditor at PricewaterhouseCoopers in San Jose, California after earning his BA in Accounting at the University of Utah. Mr. Young is also President and Managing Member of Resource Consulting, LLC, a firm that provides accounting and investor relations services.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Code of Ethics

Our Board of Directors has not yet adopted a Code of Business Conduct and Ethics Compliance Program or an Insider Trading Policy providing guidelines with respect to transactions in Company securities applicable to all directors, officers, employees and consultants who receive or have accesses to material non-public Company information.   However, we anticipate completing our Ethics Compliance Program this coming year in connection with Sarbanes-Oxley regulations.  Once completed, all participants in the Plan will be required to acknowledge receipt of the Code of Business Conduct and Ethics Compliance Program and the Insider Trading Policy to participate in the Plan, and they will be required upon request by us to periodically confirm their adherence and compliance to these policies as a condition of their continued participation in the Plan.

Corporate Governance

The Board does not have an executive committee or any committee performing a similar function.  The Board is in the process of forming an audit committee, of which a majority of the members will be comprised of independent directors.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

 ITEM 10.  EXECUTIVE COMPENSATION.

As of September 30, 2007, we had no executive officers who earned more than $100,000 during the year from our new oil and gas business or previously discontinued jewelry business.

Employment Agreements with Executive Officers

None.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors did not receive any compensation for their services during fiscal year 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2007:

· by each person who is known by us to beneficially own more than 5% of our common stock;
· by each of our officers and directors; and
· by all of our officers and directors as a group.

NAME AND ADRESS		NUMBER OF	PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED (1)	CLASS (2)

Lindsay E. Gorrill	Common Stock	4,000,000	10.8%
370 Interlocken Blvd Suite 400
Broomfield, CO 80021

Joseph B. Young	Common Stock	—	0.0%
370 Interlocken Blvd Suite 400
Broomfield, CO 80021

All Officers and Directors	Common Stock	4,000,000	10.8%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 36,882,659 shares of common stock outstanding as of September 30, 2007.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of our prior fiscal year, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as specified below. We have no policy regarding entering into transactions with affiliated parties.

On July 15, 2007, we subleased an office space for $800 per month from Resource Consulting, LLC, an entity owned by our Chief Financial Officer.   We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 13.  EXHIBITS.

Exhibit No.	Description

3.1
Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the "Commission") on December 7, 2004, and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to the 8-K filed with the Commission on June 25, 2007, and incorporated herein by reference.

3.3	Bylaws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 7, 2004, and incorporated herein by reference.

10.1	Promissory Note of April 12, 2007 with Berrigan Portfolio, Inc., filed as an exhibit to the 8-K filed with the Commission on April 17, 2007, and incorporated herein by reference.

10.2	Asset Purchase and Sale agreement of July 25, 2007 with Armstrong Investments, Inc., filed as an exhibit to the 8-K filed with the Commission on July 26, 2007, and incorporated herein by reference.

10.3
Form of Warrant Agreement of July 25, 2007 with Armstrong Investments, Inc. and Berrigan Portfolio, Inc., filed as an exhibit to the 8-K filed with the Commission on July 26, 2007, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $5,600 and $1,750, respectively.

Audit-Related Fees

Audit-related fees for the last two years for assurance and related services by the principal independent accountant that are reasonably related to the performance of the audit or review of our financial statements for the years ended September 30, 2007 and 2006 were $45,600 and $2,750 respectively.

Tax Fees

The aggregate fees billed for each of the last two fiscal years total $415 for professional services rendered by the principal independent accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2006 and 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      JAYHAWK ENERGY, INC.

Date: December 21, 2007	By: /s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Chief Executive Officer, President, and Chairman of the Board	December 21, 2007

By: /s/ JOSEPH B. YOUNG Joseph B. Young	Chief Financial Officer, Director	December 21, 2007