Form 10QSB
period 2008-02-13
Jayhawk Energy, Inc.
filed 2008-02-13
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECMBER 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303) 327-1571
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 13, 2008, there were 36,882,659 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):  ☐ Yes   ☒ No

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Balance Sheet

	December 31,	September 30,
	2007 (Unaudited)	2007(Audited)
Assets
Cash and Cash Equivalents	$292,615	$525,117
Total current assets	292,615	525,117

Unproved oil & gas property (see Note 2)	2,200,000	2,200,000
Equipment, net of $30 accumulated depreciation	543	573

Total assets	$2,493,158	$2,725,690

Liabilities And Stockholders’ Equity
Accounts payable	$58,271	$40,000
Taxes payable	8,668	1,539
Total current liabilities	66,939	41,539

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 36,882,659 and 36,882,659 shares issued and outstanding respectively (see Note 4)	36,883	36,883
Additional paid-in capital	2,904,981	2,904,981
Deficit accumulated during the development stage	(515,645)	(257,713)
Total stockholders’ equity	2,426,219	2,684,151

Total liabilities and stockholders’ equity	$2,493,158	$2,725,690

See accompanying notes to condensed, unaudited financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
 (A Development Stage Company)
Statement of Operations
(Unaudited)

	For The Three Months Ended		Inception (April 5, 2004) Through
	December 31,		December 31,
	2007	2006	2007
Revenue	$—	$—	$—

Operating expenses
Exploration and production	135,225	—	135,225
General and administrative	125,645	—	284,205
Gross margin	(260,870)	—	(419,430)

Other income (expense)
Interest expense	—	—	(12,678)
Interest income	2,939	—	4,172
Total other income (expense)	2,939	—	(8,506)

Loss from continuing operations before income tax	(257,931)	—	(427,936)

Income tax expense	—	—	—

Loss from continuing operations	$(257,931)	$—	$(427,936)

Revenues from discontinued operations	—	242	19,000
Expenses from discontinued operations	—	(9,399)	(106,709)

Income (loss) from discontinued operations	—	(9,157)	(87,709)

Net loss and total comprehensive loss	$(257,931)	$(9,157)	$(515,645)

Basic and diluted loss per share	$(0.01)	$(0.00)
Basic and diluted weighted average shares outstanding	36,882,659	90,000,000

See accompanying notes to condensed, unaudited financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
 (A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For The Quarter Ended		Inception (April 5, 2004) Through
	December 31,		December 31,
	2007	2006	2007
Cash flow from operating activities:

Net loss	$(257,931)	$(9,157)	$(515,645)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	30	—	30
Stock issuance cost	—	—	400
Office space contributed by an officer	—	300	3,600
Changes in operating assets and liabilities:
Deferred offering costs (non-cash)	—	—	10,185
Inventory	—	79	2,401
Accounts payable	25,399	3,186	54,353
Net cash provided by (used in) operating activities	$(232,502)	$(5,592)	$(444,677)

Cash flow from investing activities:
Unproved oil and gas property additions	—	—	(2,200,000)
Purchase of equipment	—	—	(573)
Net cash provided by (used in) investing activities	$—	$—	$(2,200,573)

Cash flow from financing activities:
Payments for offering costs	—	—	(24,795)
Proceeds from the sale of common stock	—	—	2,412,659
Borrowings on note payable	—	—	550,000
Net cash provided by financing activities:	$—	$—	$2,937,864

Net decrease in cash and equivalents	(232,502)	(5,592)	292,615
Cash and equivalents at beginning of period	525,117	47,901	—

Cash and equivalents at end of period	$292,615	$42,309	$292,615

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—	$—
Interest paid	$—	$—	$—
Non cash:
Payments on notes payable	$—	$—	$582,679

See accompanying notes to condensed, unaudited financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
 (A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JayHawk Energy, Inc. (“the Company” or “we” or “our” or “us”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 (inception) as Bella Trading Company, Inc., and were originally formed to offer traditional ethnic and contemporary jewelry, imported from Nepal and Thailand. During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in the retail jewelry industry. On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Our principal offices are in Broomfield, Colorado.  The accompanying financial statements for the periods of December 31, 2007, 2006, and the cumulative period from April 5, 2004 (inception) until December 31, 2007 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company is in the development stage and its efforts have been principally devoted to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources. As shown in the accompanying financial statements, we have incurred operating losses since inception and previously incurred a loss on our discontinued retail jewelry business. As of December 31, 2007, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. We plan to fund our future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

Basis of presentation

The accompanying interim condensed financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended September 30, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

 Cash and Cash Equivalents

We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2007 and 2006, we had approximately $293,000 and $42,000 in cash equivalents respectively.

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
Notes to Financial Statements
(Unaudited)

      The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Investment in Oil and Gas Properties

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of December 31, 2007.

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

Impairment of Unproved (Non-Producing) Property

Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At December 31, 2007, we consider our current property to be economically and operationally viable, in accordance with FAS 19.  In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

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

Asset Retirement Obligation

We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability will be allocated to operating expenses using a systematic and rational method. At December 31, 2007, there was no asset retirement obligation and accretion expense.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results.  Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as our impairment assessment on our oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant.

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

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period.  For the inception-to-date period ended December 31, 2007, all weighted average shares outstanding have been calculated reflecting the stock split retroactively through inception.  Additionally, all of our warrants have an anti-dilutive effect on per common share amounts.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopt these new requirements as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact FIN 48 will have on our financial statements.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

 Note 3 – Commitments and contingencies

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

Note 4 – Common Stock

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

        Stock Split.  Effectuated after the increase in authorized shares, our Board of Directors approved a 15 for 1 stock split of the issued and outstanding common stock to be effectuated through the issuance of 14 shares for each share of common stock outstanding as of the record date.  Our intent of the stock split is to increase the marketability and liquidity of our common stock. The pay date was June 25, 2007 for shareholders of record on June 21, 2007.  After the split, the total number of our issued and outstanding shares of common stock was 90,000,000 shares.  Our common stock remains at $.001 par value. All share and per share information in these financial statements have been presented on a retroactive basis as if the stock split took place at the beginning of all periods presented.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

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

Risk-free interest rate – 4.74%
Expected and contractual life – 2 years
Expected volatility – 99.34%
Expected dividend yield – Nil

The fair value of the warrants was allocated to the recipients based on the percentage of the proceeds due to each party in relation to the total proceeds received.

	December 31,
	2007	2006

Shares of common stock issued and outstanding	36,882,659	90,000,000
Shares to be issued upon exercise of warrants	2,882,659	—

Total shares of common stock outstanding upon exercise of warrants	39,765,318	90,000,000

Note 5 – Related party transactions

On July 15, 2007, we subleased an office space for $800 per month from Resource Consulting, LLC, an entity owned by our Chief Financial Officer.  We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

JAYHAWK ENERGY, INC.
(Formerly Bella Trading Company, Inc.)
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 6 – Discontinued Operations

On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business. Bella was incorporated on April 5, 2004 but did not begin operations until August of 2004. From inception until the third quarter 2007, Bella had gross revenues from the sale of merchandise of approximately $19,000 and expenses of $107,000. During the third quarter ending June 30, 2007, we decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry. We shifted our focus to exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America. On July 25, 2007, we acquired certain oil, gas, mineral leases, and other mineral rights and interests located in Bourbon County, Kansas. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

Note 7 – Income taxes

We record our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 8 – Subsequent events

On January 16, 2008, we entered into a Purchase and Sale Agreement with JED Oil (USA) Inc., pursuant to which we acquired certain oil, gas, mineral rights and interests, and other related operating assets located in the Candak Area, North Dakota (“Candak Property”) in exchange for $3,500,000 in cash. Concurrent with the execution of the Purchase and Sale Agreement, we completed a private placement of approximately $4,000,000 (“Private Placement”). The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,666,667 Units at a purchase price of $1.50 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of the Registrant’s common stock at a purchase price of $1.60 and which shall expire in one year.

Candak Property. The Candak Property is located in the Williston Basin area of North Dakota. The acquisition of the Candak Property provides the Company with a daily 65bbls net of light oil production and operation. We acquired a 15,500-acre land position with this acquisition and related production equipment. We believe that the lands are in an area that is highly active by other operators. The acquisition of the Candak Property is the next step in our strategic plan is to acquire oil and gas properties for exploration, development and production.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Critical Accounting Policies and Estimates

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the period ended September 30, 2007.

Overview

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

On July 25, 2007, we entered into an Asset Purchase and Sale Agreement with Armstrong Investments Incorporated, pursuant to which we acquired the Uniontown project, which includes gas and mineral leases, and other mineral rights and interests located in Bourbon County, Kansas (“Uniontown Project”) in exchange for $2,200,000 in cash.

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

On January 16, 2008, we entered into a Purchase and Sale Agreement with JED Oil (USA) Inc., pursuant to which we acquired certain oil, gas, mineral rights and interests, and other related operating assets located in the Candak Area, North Dakota (“Candak Property”) in exchange for $3,500,000 in cash. Concurrent with the execution of the Purchase and Sale Agreement, we completed a private placement of approximately $4,000,000 (“Private Placement”). The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,666,667 Units at a purchase price of $1.50 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of the Registrant’s common stock at a purchase price of $1.60 and which shall expire in one year.

Candak Property. The Candak Property is located in the Williston Basin area of North Dakota. The acquisition of the Candak Property provides us with a daily 65bbls net of light oil production and operation. We acquired a 15,500-acre land position with this acquisition and related production equipment. We believe that the lands are in an area that is highly active by other operators. The acquisition of the Candak Property is the next step in our strategic plan is to acquire oil and gas properties for exploration, development and production.

Results of Operations

Previous Operations. On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business. We do not expect that we will generate any revenues from our jewelry business as we have discontinued the operations related to our jewelry business. Going forward, we hope to generate larger revenues as we implement our new business plan, which we adopted in April 2007.

For the three months ended December 31, 2007 and December 31, 2006

Revenues. We had no sales for the three months ended December 31, 2007, as compared sales of $242 for the three months ended December 31, 2006 related to our former jewelry business.  For the three months ended December 31, 2006, we had $79 in cost of goods sold; resulting in gross profit of $163 for the period. We do not expect that we will generate any revenues from our jewelry business as we have discontinued the operations related to our jewelry business. Going forward, we hope to generate larger revenues as we implement our new business plan, which we adopted in April 2007.

Operating Expenses. For the three months ended December 31, 2007, our total operating expenses were $258,000, as compared to $9,000 total operating expenses for the three months ended December 31, 2006. The increase in total operating expenses is primarily due to lease delay rentals, legal and professional fees, and audit fees.  We expect that we will continue to incur significant professional fees related to being a public company. For the three months ended December 31, 2007, our operating expenses consisted of lease delay rentals of $135,000 related to our Uniontown property, $40,000 in consulting fees, $33,000 in payroll expense, $18,000 in audit fees, $11,000 in insurance, $8,000 in public relations expense, $3,000 in rent, $6,000 in travel, and $7,000 in other general and administrative expenses. In comparison, for the three months ended December 31, 2006, we had professional fees of $3,000, other general and administrative expenses of $6,000 and contributed rent of $300.

Net Income or Loss.  For the three months ended December 31, 2007, our net loss from operations was $260,000, with a total net loss of $258,000.  This is in comparison to the three months ended December 31, 2006, where our net loss from operations and net loss was $9,000.  The increase in our net loss for the three months ended December 31, 2007, was due to an increase in operating expenses between the two periods as a result of our change in focus, which was primarily represented by the cost to maintain our Uniontown property as well as professional services expenses.

Liquidity and Capital Resources

 As of December 31, 2007, we had cash of $293,000 and no other capital assets.  Our current liabilities were $60,000 as of December 31, 2007, which was represented principally by accounts payable for audit fees and payroll tax payable.  We had no other liabilities including long term commitments or contingencies as of December 31, 2007.

Other than the expenses of exploring other business opportunities as described above, and the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

As described above, in July 2007, we completed the Private Placement pursuant to which we raised approximately $2,882,659, of which $2,200,000 were used to acquire the Uniontown Project.

In January 2008, we completed a private placement of approximately $4,000,000, of which $3,500,000 were used to acquire the Candak Property.

Our Plan of Operation for the Next Twelve Months

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

The acquisition of the Uniontown Project is the initial step of our new business plan is to acquire oil and gas properties for exploration and development. Over the next twelve months, we intend to engage in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.

As described above, on January 16, 2008, we entered into a Purchase and Sale Agreement with JED Oil (USA) Inc., pursuant to which we acquired the Candak Property, which certain oil, gas, mineral rights and interests, and other related operating assets located in the Candak Area, North Dakota in exchange for $3,500,000 in cash. The acquisition of the Candak Property provides us with a daily 65bbls net of light oil production and operation. We acquired a 15,500-acre land position with this acquisition and related production equipment. We believe that the lands are in an area that is highly active by other operators. The acquisition of the Candak Property is the next step in our strategic plan is to acquire oil and gas properties for exploration, development and production.

As of December 31, 2007, we do not have any commitments or arrangements to provide any additional capital. Even if our new operations can generate cash, our future plans will, in part, be dependent upon additional capital which may be available to us. If additional financing is not available when needed, we may continue to operate in our present mode or we may need to cease operations.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months.

We are not currently conducting any research and development activities. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II — OTHER INFORMATION

Item 4. Legal Proceedings.

None.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.  Defaults Upon Senior Securities

None.

Item 7.  Submission of Matters to Vote of Security Holders

None.

Item 8.  Other Information

None.

Item 9.  Exhibits

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc.,
a Colorado corporation

February 13, 2008                                                                                  By: /s/ Lindsay E. Gorrill
 Lindsay E. Gorrill
 Its:          Principal Executive Officer,
 President and a Director

February 13, 2008                                                                                  By: /s/ Joseph B. Young
 Joseph B. Young
 Its:          Principal Accounting Officer,
 Chief Financial Officer and a Director