Form 10QSB
period 2008-05-15
Jayhawk Energy, Inc.
filed 2008-05-16
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 15, 2008, there were 42,573,953 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):  ☐ Yes   ☒ No

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JAYHAWK ENERGY, INC.
Balance Sheet

	(Unaudited) Quarter Ended March 31,	Year Ended September 30,
	2008	2007
Assets
Cash and cash equivalents	$281,581	$525,117
Accounts receivable	106,219	—
Prepaids and other current assets	8,626	—
Total current assets	396,426	525,117

Proved and unproved oil & gas property, net of $99,045 and $0 in depletion and $15,997 and $0 in leasehold amortization respectively	8,095,141	2,200,000
Equipment, net of $34,211 and $0 accumulated depreciation respectively	1,256,739	573

Total assets	$9,748,306	$2,725,690

Liabilities And Stockholders’ Equity
Accounts payable	$58,383	$40,000
Taxes payable	3,247	1,539
Total current liabilities	61,630	41,539

Stockholders’ equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 40,624,052 and 36,882,659 shares issued and outstanding respectively	40,624	36,883
Additional paid-in capital	9,337,370	2,904,981
Stock issuance obligation	900,000	—
Accumulated deficit	(591,318)	(257,713)

Total stockholders’ equity	9,686,676	2,684,151

Total liabilities and stockholders’ equity	$9,748,306	$2,725,690

See accompanying notes to unaudited financial statements.

JAYHAWK ENERGY, INC.
Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenue	$258,557	$—	$258,557	$—

Operating expenses
Exploration and production	100,802	—	100,802	—
Depreciation and depletion	149,224	—	149,253	—
General and administrative	224,148	—	349,764	—
Gross margin	(215,617)	—	(341,262)	—

Other income
Interest income	4,720	—	7,658	—
Total other income	4,720	—	7,658	—

Loss from continuing operations before income tax	(210,897)	—	(333,604)	—

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Loss from continuing operations	$(210,897)	$—	$(333,604)	$—

Revenues from discontinued operations	—	—	—	242
Expenses from discontinued operations	—	44,790	—	54,189

Loss from discontinued operations	—	(44,790)	—	(53,947)

Net loss and total comprehensive loss	$(210,897)	$(44,790)	$(333,604)	$(53,947)

Basic and diluted loss per share	$(0.01)	$—	$(0.01)	$—
Basic and diluted weighted average shares outstanding	38,955,641	66,000,000	37,919,150	90,000,000

See accompanying notes to unaudited financial statements.

JAYHAWK ENERGY, INC.
Statement of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(333,604)	$(53,947)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	149,253	—
Changes in operating assets and liabilities:
Receivables	(106,219)	—
Prepaids & other assets	(8,626)	—
Accounts payable & other liabilities	20,091	6,391
Net cash provided by (used in) operating activities	$(279,105)	$(47,556)

Cash flow from investing activities:
Proved and unproved oil and gas property additions	(3,630,183)	—
Purchase of equipment	(1,234,248)	—
Net cash used in investing activities	$(4,864,431)	$—

Cash flow from financing activities:
Proceeds from the sale of common stock	4,900,000	—
Net cash provided by financing activities:	4,900,000	—

Net decrease in cash and equivalents	(243,536)	(47,556)
Cash and equivalents at beginning of period	525,117	47,901

Cash and equivalents at end of period	$281,581	$345

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$—	$—
Non cash:
Property purchased with common stock	$2,380,000	$—
Equipment purchased with common stock	$56,130	$—

See accompanying notes to unaudited financial statements.

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JayHawk Energy, Inc. (“the Company” or “we” or “our” or “us”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 (inception) as Bella Trading Company, Inc., and were originally formed to offer traditional ethnic and contemporary jewelry, imported from Nepal and Thailand. During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in the retail jewelry industry. On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Our principal offices are in Broomfield, Colorado.  The accompanying financial statements for the periods of March 31, 2008 and 2007 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources. As shown in the accompanying financial statements, we have incurred operating losses since inception and previously incurred a loss on our discontinued retail jewelry business. As of March 31, 2008, we have limited financial resources until such time that we are able to generate substantial positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. We plan to fund our future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

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

Investment in Oil and Gas Properties

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, we capitalize all property acquisition cost and cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well cost that had been suspended for one year or more as of March 31, 2008.

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

Impairment of Unproved (Non-Producing) Property

Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine that a property will not be developed. At March 31, 2008, we consider our current property to be economically and operationally viable, in accordance with FAS 19.  In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

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

Asset Retirement Obligation

We follow the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability will be allocated to operating expenses using a systematic and rational method. At March 31, 2008, there was no asset retirement obligation and accretion expense because a reasonable estimate of fair value cannot be made at this time.

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

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

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

Net Loss per Common Share

We have adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period.  For the inception-to-date period ended March 31, 2008, all weighted average shares outstanding have been calculated reflecting the stock split retroactively through inception.  Additionally, all of our warrants have an anti-dilutive effect on per common share amounts.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopt these new requirements as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We have evaluated the impact of FIN 48 on our financial statements, and have concluded that the Company has not taken any tax positions that would be less than likely of being sustained upon audit.

Fair Value Measurements. In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated FAS 157, and do not consider it to have an impact on our financial statements.

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated FAS 159, and do not consider it to have an impact on our financial statements.

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

Girard Project, Kansas

Adjacent to the Uniontown project, is the Girard Project in Crawford County Kansas, which we acquired on March 31, 2008.  With the acquisition of the Girard project, we now hold over 55,000 acres in the Bourbon and Crawford counties of Kansas for the purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock. Included in the acreage is a 16 mile gas pipeline we acquired from Galaxy Energy, Inc., along with 34 wells, 7 of which are tied-in to the pipeline.  Our entire position and drill targets in the 55,000 acres can be tied into our 100% owned 16 mile pipeline. This pipeline is tied into a 2 million cubic ft sales pipeline and allows for substantial growth.

Our first step will be to dewater the 7 tied-in wells, and then connect the additional 27 wells on our way to maximizing production in this area.  These assets combined with our Uniontown project provide over 4,100 drilling locations with a net interest of 100% to JayHawk Energy, significantly expanding our South Eastern sector asset base as a 'core area' with the acreage positions adjacent to each other.

On March 14, 2008, we executed a Purchase and Sale Agreement with Missouri Gas Partners LLP, pursuant to which we will acquire certain oil, gas and mineral rights and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $140,006 in cash and 286,550 shares of the Company’s common stock which is to be issued in December 2008. The land base in this acquisition is contiguous to the “Galaxy Energy Inc” acquisition as described above.

Subject to financing we plan to drill a minimum of 48 new wells in this area in the next twelve months, and tie in approximately 30 completed wells, as acquired in the last 3 months.

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

Note 3 – Proved Property

Candak Project, North Dakota

On January 16, 2008, we acquired the Candak project from JED Oil (USA) Inc.  Located in the Williston Basin of North Dakota, the Candak Property provides stable production of light crude oil of approximately 65bbls daily from 5 existing wells.

Along with the acquisition of the 5 existing wells, we acquired a 15,500-acre land position including tangible assets for a total purchase price of $3,500,000. This acreage is located in a highly active area by other operators in the Williston Basin play in North Dakota, and across the border into Canada. Candak’s stable production from its low well count and significant undeveloped land base places the Company in a high potential growth position to develop the light oil play.

Subject to financing we are planning on drilling 2-3 more wells in the next twelve months as well as implementing a water flood program.

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

On March 24, 2008, we leased an office in Girard, Kansas for $1000 per month for two years.  This office was leased for the purpose of moving our Girard project forward.  We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

Private Placements. On July 25, 2007 concurrent with the execution of the Asset Purchase and Sale Agreement of our Uniontown Project in Bourbon County, Kansas, we completed a private placement for gross proceeds of approximately $2,882,659. The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of our common stock at a purchase price of $1.00 and which shall expire in two years.  Approximately 562,679 of the Units of the Private Placement were issued to Berrigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note dated April 12, 2007, between us and Berrigan Portfolio, Inc. and 20,000 of the Units were issued to Berrigan Portfolio, Inc. to repay approximately $20,000 that Berrigan paid on our behalf.

Additionally on July 25, 2007, Sara Preston, our former officer and director, agreed to have 56,000,000 shares of her common stock cancelled in exchange for $20,000, in addition to the remaining inventory of our former jewelry business valued at approximately $1,500.

Concurrent with the execution of the Purchase and Sale Agreement of our Candak project in North Dakota, on January 16, 2008, we completed a private placement of approximately $4,000,000 completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,666,667 Units at a purchase price of $1.50 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of the Registrant’s common stock at a purchase price of $1.60 and which shall expire one year from the date that the Registrant accepts the subscription.

Share Purchase Warrants.  In connection with the private placements mentioned above, we issued 2,882,659 and 2,666,667 (for a total of 5,549,326) warrants as part of the units sold.  The warrants are exercisable into an equal number of common shares for a two-year and one-year period expiring on July 25, 2009 and January 16, 2009, at an exercise price of $1.00 and $1.60 per common share, respectively. We assigned a fair value of the warrants of $1,557,415 and $1,759,884 based on a Black-Scholes option model and the following weighted average assumptions as at the date of grant:

Risk-free interest rate – 4.74% and 2.86%, respectively
Expected and contractual life – 2 years and 1 year, respectively
Expected volatility – 99.34% and 104.29%, respectively
Expected dividend yield – Nil and Nil, respectively

The fair value of the warrants was allocated to the recipients based on the percentage of the proceeds due to each party in relation to the total proceeds received.

	March 31,	September 30,
	2008	2007

Shares of common stock issued and outstanding	40,624,052	36,882,659
Shares to be issued upon exercise of warrants	5,549,326	2,882,659

Total shares of common stock outstanding upon exercise of warrants	46,173,378	39,765,318

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

  Issuance of Common Stock. On March 31, 2008, we closed the Purchase and Sale Agreement with Galaxy Energy Inc., completing the acquisition certain oil, gas and mineral rights, and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $1,000,000 in cash and 1,000,000 shares of common stock.  These shares were valued at $2.27.  In addition, we acquired a smeal workover unit which is mounted to a 1980 Ford Truck, in exchange for $30,000 in cash and 24,272 shares.  These shares were also valued at $2.27.  On February 18, 2008, we agreed to issued 50,000 shares of our common stock to Titan West Energy Inc. for services provided in connection with the above Purchase and Sale Agreement.  These shares were valued at $2.20.

Exercise of Warrants.  On March 31, 2008, we issued 900,000 shares of our common stock to two of the Registrant’s shareholders who exercised certain warrants to purchase shares of common stock at an exercise price of $1.00 per share. We used the proceeds of $900,000 to close on the Agreement with Galaxy Energy Inc. as discussed above.  The respective shares for this exercise were not yet issued as of March 31, 2008, and were accounted for within “Stock issuance obligation.”

Note 6 – Related party transactions

On July 15, 2007, we subleased an office space for $800 per month from Resource Consulting, LLC, an entity owned by our Chief Financial Officer.  This transaction occurred within the normal course of business and was measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Note 8 – Income taxes

We record our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  We incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in zero income taxes.

JAYHAWK ENERGY, INC.
Notes to Unaudited Financial Statements
March 31, 2008

Note 9 – Subsequent Events

On April 15, 2008, we issued 599,939 shares of common stock to two of the shareholders who exercised certain warrants to purchase shares of common stock at an exercise price of $1.00 per share. We intend to use the proceeds for working capital.

On April 18, 2008, we entered into a Purchase and Sale Agreement with Titan West Energy Inc. to acquire certain petroleum and natural gas rights and interests and other related operating assets located in Crawford County, Kansas in exchange for $300,000 in cash and 50,000 shares of common stock.  The agreement provides that 50% of the cash price is payable upon request of Titan West Energy Inc. before the closing date, with the remainder of the cash and the shares of stock, payable at closing. As of the date of this report, we paid $150,000 of the purchase price.

The acquisition will complete the purchase of assets in the Crawford County, Kansas, which includes 1,336 acres of leases and 14 completed gas wells.  We believe the acquisition brings needed infrastructure to the adjacent Uniontown project for its development. The purchase of the new acres added to current acreage in the Uniontown project provides over 4,100 drilling locations with a net interest of 100% to Jayhawk Energy Inc.

On May 7, 2008, we issued 399,962 shares common stock to one of the shareholders who exercised certain warrants to purchase shares of common stock at an exercise price of $1.00 per share. We intend to use the proceeds for working capital.

On May 7, 2008, we issued 50,000 shares of common stock to Titan West Energy Inc. for services provided in connection with the above described Purchase and Sale Agreement.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

Overview

From inception through March 31, 2007, our operations consisted of the purchase of jewelry and other accessories from our Asian suppliers, which were then sold at arts and crafts shows and on the Internet. In April 2007, we changed management and changed our business plan. Our new business plan is to acquire oil and gas properties for exploration and development with the intent to determine the feasibility of drilling at those properties with success, at which time we will either contract out the operations or joint venture the project to qualified interested parties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

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

Candak Property, North Dakota

On January 16, 2008, we entered into a Purchase and Sale Agreement with JED Oil (USA) Inc., pursuant to which we acquired certain oil, gas, mineral rights and interests, and other related operating assets located in the Candak Area, North Dakota in exchange for $3,500,000 in cash. Concurrent with the execution of the Purchase and Sale Agreement, we completed a private placement of approximately $4,000,000. The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,666,667 Units at a purchase price of $1.50 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of the Registrant’s common stock at a purchase price of $1.60 and which shall expire in one year.

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

This project was brought into production in September 2006, since we acquired the project in January 2008, revenues net to our interest include approximately $259,000 related to production generated from January 2008 through March 2008.  The following Statement of Revenues and Direct Operating Expenses consist of historical production and expenses.

Statement of Revenues and Direct Operating Expenses
For the Six Months Ended March 31, 2008 and Year Ended September 30, 2007

	Six Months Ended	Year Ended
	March 31,	September 30,
	2008	2007
Revenues
Oil production	$659,809	$1,033,898

Direct operating expenses
Well operating	(309,240)	(321,275)

Revenues in excess of direct operating expenses	$350,569	$712,623

Basis of Presentation and Financial Information

Direct operating expenses include equipment rentals, contract operation, instrumentation and mechanical repairs and maintenance, utilities, and other direct operating expenses. Certain costs such as depreciation, depletion and amortization, general and administrative expenses, interest expense, and corporate taxes are not allocated to the Candak wells.

Use of Estimates – The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Historical financial statements reflecting financial position, results of operations and cash flows required by accounting principles generally accepted in the United States of America are not presented as such information is not readily available on an individual property basis and not meaningful to the acquired property. Historically, no allocation of general and administrative, interest, corporate income taxes, accretion of asset retirement obligations, depreciation, depletion and amortization was made to the Candak wells. Accordingly, the statements are presented in lieu of the financial statements required under Rule 3-01 of the Securities and Exchange Commission Regulation S-X.

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

For the three months ended March 31, 2008 and March 31, 2007

Revenues. We had $259,000 in revenue for the three months ended March 31, 2008, as compared to no sales for the three months ended March 31, 2007 related to our former jewelry business.  Since we had no sales for the three months ended March 31, 2007, we had no gross profit. We do not expect that we will generate any further revenues from our jewelry business as we have discontinued the operations related to our jewelry business. Going forward, we hope to generate larger revenues as we continue to implement our new business plan, which we adopted in April 2007.

Operating Expenses. For the three months ended March 31, 2008, our total operating expenses were $474,000, as compared to $45,000 total operating expenses for the three months ended March 31, 2007. The increase in total operating expenses is primarily due to lease operating expenses, legal and professional fees, audit fees, and other general and administrative expenses.  We expect that we will continue to incur significant professional fees related to being a public company. For the three months ended March 31, 2008, our operating expenses consisted of lease operating expenses of $68,000 related to our Candak and Uniontown properties, $186,000 in legal and professional consulting fees, $27,000 in payroll expense, $9,000 in audit fees, $9,000 in insurance, $5,000 in public relations expense, $3,000 in rent, $9,000 in travel, $50,000 in depreciation expense, $100,000 in depletion expense, and $8,000 in other general and administrative expenses. In comparison, for the three months ended March 31, 2007, we had professional fees and payroll expense of $41,000, other general and administrative expenses of $4,000.

Net Income or Loss.  For the three months ended March 31, 2008, our net loss from operations was $216,000, with a total net loss of $211,000.  This is in comparison to the three months ended March 31, 2007, where our net loss from operations and net loss was $45,000.  The increase in our net loss for the three months ended March 31, 2008, was due to an increase in operating expenses between the two periods as a result of our change in focus, which was primarily represented by the cost to operate and explore our Candak and Uniontown properties, as well as legal and professional services expenses.

For the six months ended March 31, 2008 and March 31, 2007

Revenues. We had $259,000 in revenue for the six months ended March 31, 2008, as compared to $242 in sales for the six months ended March 31, 2007 related to our former jewelry business.  For the six months ended March 31, 2007, we had $79 in cost of goods sold for a gross profit of $163. We do not expect that we will generate any further revenues from our jewelry business as we have discontinued the operations related to our jewelry business. Going forward, we hope to generate larger revenues as we continue to implement our new business plan, which we adopted in April 2007.

Operating Expenses. For the six months ended March 31, 2008, our total operating expenses were $600,000, as compared to $54,000 total operating expenses for the six months ended March 31, 2007. The increase in total operating expenses is primarily due to lease operating expenses, legal and professional fees, audit fees, and other general and administrative expenses.  We expect that we will continue to incur significant professional fees related to being a public company. For the six months ended March 31, 2008, our operating expenses consisted of lease operating expenses of $68,000 related to our Candak and Uniontown properties, $236,000 in legal and professional consulting fees, $60,000 in payroll expense, $27,000 in audit fees, $20,000 in insurance, $13,000 in public relations expense, $7,000 in rent, $16,000 in travel, $50,000 in depreciation expense, $100,000 in depletion expense, and $13,000 in other general and administrative expenses. In comparison, for the six months ended March 31, 2007, we had professional fees and payroll expense of $50,000, other general and administrative expenses of $4,000.

Net Income or Loss.  For the six months ended March 31, 2008, our net loss from operations was $341,000, with a total net loss of $334,000.  This is in comparison to the six months ended March 31, 2007, where our net loss from operations and net loss was $54,000.  The increase in our net loss for the six months ended March 31, 2008, was due to an increase in operating expenses between the two periods as a result of our change in focus, which was primarily represented by the cost to operate and explore our Candak and Uniontown properties, as well as legal and professional services expenses.

Liquidity and Capital Resources

 As of March 31, 2008, we had cash of $282,000, $106,000 in accrued revenue receivable, and $9,000 in prepaid expenses.  Our current liabilities were $62,000 as of March 31, 2008, which was represented principally by accounts payable for professional fees, audit review fees, and payroll tax payable.  We had no other liabilities including long term commitments or contingencies, which provides for a net working capital of $335,000 as of March 31, 2008.

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

Additionally as described above, on January 16, 2008, we entered into a Purchase and Sale Agreement with JED Oil (USA) Inc., pursuant to which we acquired the Candak Property, which certain oil, gas, mineral rights and interests, and other related operating assets located in the Candak Area, North Dakota in exchange for $3,500,000 in cash. The acquisition of the Candak Property provides us with a daily 65bbls net of light oil production and operation. We acquired a 15,500-acre land position with this acquisition and related production equipment. We believe that the lands are in an area that is highly active by other operators. Subject to financing we are planning on drilling 2-3 more wells in the next twelve months as well as implementing a water flood program. The acquisition of the Candak Property is the next step in our strategic plan is to acquire oil and gas properties for exploration, development and production.

Adjacent to the Uniontown project, is the Girard Project in Crawford County Kansas, which we acquired on March 31, 2008.  With the acquisition of the Girard project, we now hold over 55,000 acres in the Bourbon and Crawford counties of Kansas. Included in the acreage is a sixteen (16) mile gas pipeline we acquired from Galaxy Energy, Inc., along with 34 wells, 7 of which are tied-in to the pipeline.  Our entire position and drill targets in the 55,000 acres can be tied into our 100% owned 16 mile pipeline. This pipeline is tied into a 2 million cubic ft sales pipeline and allows for substantial growth.

Our first step will be to dewater the 7 tied-in wells, and then connect the additional 27 wells on our way to maximizing production in this area.  These assets combined with our Uniontown project provide over 4,100 drilling locations with a net interest of 100% to JayHawk Energy, significantly expanding our South Eastern sector asset base as a 'core area' with the acreage positions adjacent to each other.

Subject to financing we plan to drill a minimum of 48 new wells in this area in the next twelve months, and tie in approximately 30 completed wells, as acquired in the last 3 months.

As of March 31, 2008, we do not have any commitments or arrangements to provide any additional capital. Even if our new operations can generate cash, our future plans will, in part, be dependent upon additional capital which may be available to us. If additional financing is not available when needed, we may continue to operate in our present mode or we may need to cease operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Legal Proceedings.

None.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2008, concurrent with the execution of the Candak property Purchase and Sale Agreement, we completed a private placement of approximately $4,000,000. The Private Placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.  Specifically, we sold 2,666,667 Units at a purchase price of $1.50 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant which will provide to the holder the right to purchase one share of the Registrant’s common stock at a purchase price of $1.60 and which shall expire in one year.

On March 31, 2008, we closed the Purchase and Sale Agreement with Galaxy Energy Inc., completing the acquisition certain oil, gas and mineral rights, and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $1,000,000 in cash and 1,000,000 shares of common stock.  These shares were valued at $2.27.  In addition, we acquired a smeal workover unit which is mounted to a 1980 Ford Truck, in exchange for $30,000 in cash and 24,272 shares.  These shares were also valued at $2.27.  On February 18, 2008, we agreed to issued 50,000 shares of our common stock to Titan West Energy Inc. for services provided in connection with the above Purchase and Sale Agreement.  These shares were valued at $2.20.

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

JAYHAWK ENERGY, INC.

May 15, 2008                                                             By: /s/ Lindsay E. Gorrill
                Name: Lindsay E. Gorrill
                Its: Principal Executive Officer, President and a Director

May 15, 2008                                                                By: /s/ Joseph B. Young
               Name: Joseph B. Young
               Its: Principal Accounting Officer, Chief Financial Officer