Form 10KSB/A
Jayhawk Energy, Inc.
filed 2008-06-25
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

JAYHAWK ENERGY, INC.

FORM 10-KSB/A

For the Fiscal Year Ended September 30, 2007

Explanatory Note

This amended annual report on Form 10-KSB/A is filed to make certain additions and corrections to present more details within certain disclosures in accordance with Rule 4-10(a) of Regulation S-X, SFAS 128 paragraph 54, and APB 9 paragraph 28. These include removing discussion related to reserves, clarifying that inception to date information is unaudited, revising inconsistencies with regards to retroactive representaiton of the stock split, clarifying disclosure regarding our accounting method of successful efforts, and revising our statement of cash flows to exclude non-cash deferred offering costs from the determination of net income or the results of operations in our prior year and inception to date numbers.

The information contained in this Form 10-KSB/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters have been or will be addressed, as necessary, in reports filed with the Commission (other than this amended report) subsequent to the date of the original filing of our annual report on Form 10-KSB.

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

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, drilling and development and by prudently managing our balance sheet. We are focused on the acquisition, development and exploitation of oil and natural gas properties. We believe in creating great opportunities for our shareholders through acquisition and through development of our property. Our assets currently consist of primarily 35,000 gross acres of non-producing coal bed methane natural gas located in the Bourbon County, Kansas (“Uniontown project”). The company is also searching for possible joint-ventures that fit the Company’s strategic focus.

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

Risks Related to our Business

Our exploration and development operations are subject to many risks which may affect our ability to profitably extract oil and natural gas or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil and natural gas reserves.

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

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas.  No assurance can be given that we will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

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

To date, we have not generated revenues from production of our oil and natural gas lease interests.  Our oil and natural gas exploration and development activities will be focused on the exploration and development of our oil and natural gas rights which are high-risk ventures with uncertain prospects for success.  In addition, we will not have earnings to support our activities should the wells drilled or properties acquired prove not to be commercially viable.  No assurance can be given that commercial quantities of oil and natural gas will be successfully produced as a result of our exploration and development efforts.  Further there is no guarantee that we will generate sufficient revenues from production.

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

Oil and natural gas exploration is intensely competitive in all its phases and involves a high degree of risk.  We compete with numerous other participants in the search for and the acquisition of oil and natural gas properties and in the marketing of oil and natural gas.  Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than us.  Our ability to produce oil and gas in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

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

The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our natural gas may depend upon our ability to acquire space on pipelines that deliver natural gas to commercial markets. We may also be affected by deliverability uncertainties related to the proximity of oil and gas to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and by many other aspects of the oil and natural gas business.

Our revenues, profitability and future growth and the carrying value of our oil and natural gas properties are substantially dependent on prevailing prices of oil and natural gas. Our ability to borrow and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control. These factors include economic conditions, in the United States and Canada, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and natural gas, the price of foreign imports and the availability of alternative fuel sources. Any substantial and extended decline in the price of oil and natural gas would have an adverse effect on our borrowing capacity, revenues, profitability and cash flows from operations.

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

There are numerous uncertainties inherent in estimating quantities of oil or natural gas and cash flows to be derived therefrom, including many factors beyond our control. Associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas attributable to any particular group of properties, classification based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures will vary from estimates thereof and such variations could be material.

Estimates of proved or unproved quantities of oil and gas that may be developed and produced in the future are often based upon volumetric calculations and upon analogy rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation based upon production history and production practices will result in variations in the estimates and such variations could be material.

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

Uniontown Project, Kansas

On July 25, 2007, we acquired the Uniontown project for a total of $2,200,000, consisting of mineral leases that include approximately 35,000 gross acres in Bourbon County, Kansas within the Cherokee basin, and are leased for the development of coal-bed methane and conventional oil and gas. Wells within the leased area were drilled by previous operators with mud logs and cores taken to identify coal properties and gas contents.  There have been at least 11 gas bearing coals identified within the Cherokee Group from depths of 250 – 750 feet, with typical thicknesses of 1 to 4 feet, yielding total net coal thickness ranges from 20 to 38 feet.  Gas contents have been measured between 22 – 124 scf/ton.  No production tests have yet been conducted.

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

Our strategy is to increase shareholder value through strategic acquisitions, drilling and development and by prudently managing its balance sheet. We are focused on the acquisition, development and exploitation of oil and natural gas properties. We believe in creating “home run” opportunities for our shareholders through acquisition and through the “drill-bit.” Our assets currently consist of primarily 35,000 gross acres of non-producing coal bed methane natural gas located in the Bourbon County, Kansas (“Uniontown project”). The company is also searching for possible joint-ventures that fit the Company’s strategic focus.

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

During the next twelve months, we expect to pursue oil and gas operations on our current property, and property acquired by leasing, farm-out, or option and participation in the drilling of oil and gas wells. We intend to continue to evaluate additional opportunities in areas where we feel there is potential for oil and gas and production, and may participate in areas other than those already identified, although we cannot assure that additional opportunities will be available, or if we participate in additional opportunities, that those opportunities will be successful.

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

See accompanying notes.

JayHawk Energy, Inc.
(A Development Stage Company)
Statements of Operations

	For The Years Ended		(Unaudited) Inception (April 5, 2004) through
	September 30,		September 30,
	2007	2006	2007

Revenue	$—	$—	$—

Operating expenses
Exploration and Production	—	—	—
General and administrative	158,560	—	158,560
Gross margin	(158,560)	—	(158,560)

Other income (expense)
Interest income	1,233	—	1,233
Interest expense	(12,678)	—	(12,678)
Total other expense	(11,445)	—	(11,445)

Loss from continuing operations before income tax	(170,004)	—	(170,004)

Income tax expense	—	—	—
Deferred tax benefit	—	—	—

Loss from continuing operations	$(170,004)	$—	$(170,004)

Revenues from discontinued operations	242	5,942	19,000
Expenses from discontinued operations	55,518	30,703	106,709

Loss from discontinued operations, net of tax	(55,276)	(24,761)	(87,709)

Net loss and total comprehensive loss	$(225,280)	$(24,761)	$(257,713)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)
Basic weighted average shares outstanding	80,509,702	67,040,260	72,624,794

See accompanying notes.

JayHawk Energy, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
Inception (April 5, 2004) through September 30, 2007
(Inception through September 30, 2006 - Unaudited)

				Accumulated
			Additional	During the
	Common	Stock	Paid-In	Development
	Shares	Par Value	Capital	Stage	Total

Balance at April 5, 2004 (inception)	—	$—	$—	$—	$—

April 2004, common stock issued to an officer in exchange for services recorded at fair value ($0.0001/share) (Note 5)	60,000,000	60,000	(59,600)	—	400
May through July 2004, common stock sold through a private offering ($0.00335/share) (Note 5)	6,000,000	6,000	14,000	—	20,000
Offering costs incurred for private offering	—	—	(4,000)	—	(4,000)
Office space contributed by an officer	—	—	600	—	600
Net loss and total comprehensive loss	—	—	—	(4,537)	(4,537)
Balance at September 30, 2004	66,000,000	$66,000	$(49,000)	$(4,537)	$12,463

Office space contributed by an officer	—	—	1,200	—	1,200
Net loss and total comprehensive loss	—	—	—	(3,135)	(3,135)
Balance at September 30, 2005	66,000,000	$66,000	$(47,800)	$(7,672)	$10,528

March through July 2006, common stock sold through a private offering ($0.0033/share) (Note 5)	24,000,000	24,000	56,000	—	80,000
Offering costs incurred for private offering	—	—	(20,795)	—	(20,795)
Office space contributed by an officer	—	—	1,200	—	1,200
Net loss and total comprehensive loss	—	—	—	(24,761)	(24,761)
Balance at September 30, 2006	90,000,000	$90,000	$(11,395)	$(32,433)	$46,172

Private placement on July 25, 2007	2,882,659	2,883	2,879,776	—	2,882,659
Stock cancellation	(56,000,000)	(56,000)	36,000	—	(20,000)
Office space contributed by an officer	—	—	600	—	600
Net loss and total comprehensive loss	—	—	—	(225,280)	(225,280)
Balance at September 30, 2007	36,882,659	$36,883	$2,904,981	$(257,713)	$2,684,151

See accompanying notes.

JayHawk Energy, Inc.
(An Development Stage Company)
Statements of Cash Flows

			(Unaudited) Inception (April 5, 2004)
	For The Years Ended		through
	September 30,		September 30,
	2007	2006	2007
Cash flow from operating activities:

Net loss	$(225,280)	$(24,761)	$(217,713)

Adjustments to reconcile net income to net cash used in operating activities:
Stock issuance cost	—	—	400
Office space contributed by an officer	600	1,200	3,600

Changes in operating assets and liabilities:
Inventory	1,560	3,882	2,401
Interest payable	—	—	—
Accounts payable	38,250	(13,646)	(11,048)
Net cash provided by (used in) operating activities	$(172,191)	$(33,325)	$(222,360)

Cash flow from investing activities:
Unproved oil and gas property additions	(2,200,000)	—	(2,200,000)
Purchase of equipment	(573)	—	(573)
Net cash provided by (used in) investing activities	$(2,200,573)	$—	$(2,200,573)

Cash flow from financing activities:
	—	—	(14,610)
Proceeds from the sale of common stock	2,299,980	80,000	2,412,659
Borrowings on note payable	550,000	—	550,000
Net cash provided by financing activities:	$2,849,980	$80,000	$2,948,049

Net increase in cash and equivalents	477,216	46,675	525,117
Cash and equivalents at beginning of year	47,901	1,226	—

Cash and equivalents at end of year	$525,117	$47,901	$525,117

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:

Deferred offering costs	—	10,185	10,185
Payments on notes payable in common stock	$582,679	$—	$562,679

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

Note 5 – Common Stock

During April 2004, the Company issued 60,000,000 shares of its restricted common stock at a price of $0.0001 per share to its president in exchange for business planning and organization services.  The shares issued in the transaction were recorded at the fair value of the services provided as determined in good faith by the Board of Directors.  Stock issuance cost of $400 was recognized in the accompanying financial statements.

Between May and July 2004, the Company offered for sale 6,000,000 shares at of its common stock at a price of $0.0033 per share.  We closed the offering after selling all 6,000,000 shares for net proceeds of $16,000 after deducting $4,000 of offering costs.  The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

Between March and July 2006, the Company offered for sale 24,000,000 shares at of its common stock at a price of $0.0033 per share.  We closed the offering after selling all 24,000,000 shares for net proceeds of $59,205 after deducting $20,795 of offering costs.  The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

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

      JAYHAWK ENERGY, INC.

Date: June 25, 2008	By: /s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Chief Executive Officer, President, and Chairman of the Board	June 25, 2008

By: /s/ JOSEPH B. YOUNG Joseph B. Young	Chief Financial Officer, Director	June 25, 2008