Form 10QSB
period 2008-07-29
Jayhawk Energy, Inc.
filed 2008-08-14
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                                             to

Commission File Number: 000-53311

JayHawk Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6240 E. Seltice Way, Suite C, Post Falls, Idaho (Address of principal executive office)	83702 (Postal Code)
(208) 667-1328 (Issuer's telephone number)

370 Interlocken Blvd. Suite 400, Broomfield, Colorado 80021
(Former name or former address, if changed since last report.)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                         Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2008, there were 42,598,953 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):  ☐ Yes   ☒ No

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JAYHAWK ENERGY, INC.
Consolidated Balance Sheet

	Quarter Ended June 30,	Year Ended September 30,
	2008	2007
Assets	(Unaudited)
Cash and cash equivalents	$387,331	$525,117
Accounts receivable	129,866	—
Prepaids and other current assets	1,800	—
Total current assets	518,997	525,117

Proved and unproved oil & gas property, net of $339,577 (Sept 2007 – nil) in accumulated depletion and $55,136 (Sept 2007 – nil) leasehold amortization	6,021,845	2,200,000
Equipment, net of $88,432 (Sept 2007 – nil) in accumulated depreciation	4,253,891	573

Total assets	$10,794,733	$2,725,690

Liabilities and Stockholders’ Equity
Accounts payable	$72,588	$40,000
Taxes payable	5,705	1,539
Total current liabilities	78,293	41,539

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none outstanding	—	—
Common stock, $.001 par value; 200,000,000 shares authorized; 42,598,953 and 36,882,659 shares issued and outstanding respectively	42,599	36,883
Additional paid-in capital	11,407,296	2,904,981
Stock issuance obligation	519,011	—
Accumulated deficit	(1,252,466)	(257,713)

Total stockholders’ equity	10,716,440	2,684,151

Total liabilities and stockholders’ equity	$10,794,733	$2,725,690

See accompanying notes to unaudited consolidated financial statements.

JAYHAWK ENERGY, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$452,315	$—	$710,872	$—

Operating expenses
Exploration and production	272,494	—	373,296	—
Depreciation and depletion	333,892	—	483,145	—
General and administrative	509,067	10,000	858,437	10,000
	(663,138)	(10,000)	(1,004,006)	(10,000)

Other income (expense)
Interest income (expense)	1,594	(3,667)	9,253	(3,667)
Total other income (expense)	1,594	(3,667)	9,253	(3,667)

Loss from continuing operations before income tax	(661,544)	(13,667)	(994,753)	(13,667)

Income tax expense	—	—	—	—
Deferred tax benefit	—	—	—	—

Loss from continuing operations	$(661,544)	$(13,667)	$(994,753)	$(13,667)

Revenues from discontinued operations	—	—	—	242
Expenses from discontinued operations	—	(8,148)	—	(62,337)

Loss from discontinued operations	—	(8,148)	—	(62,095)

Net loss and total comprehensive loss	$(661,544)	$(21,815)	$(994,753)	$(75,762)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Basic and diluted weighted average shares outstanding	41,694,045	90,000,000	39,177,448	90,000,000

See accompanying notes to unaudited consolidated financial statements.

JAYHAWK ENERGY, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
Cash flow from operating activities:
Net loss	$(994,753)	$(75,762)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and depletion	483,145	—
Common stock issued in consideration for services	58,000	—
Changes in operating assets and liabilities:
Receivables	(129,866)	—
Prepaids & other assets	(1,800)	—
Accounts payable & other liabilities	36,754	4,281
Net cash provided by (used in) operating activities	$(548,520)	$(71,481)

Cash flow from investing activities:
Proved and unproved oil and gas property additions	(1,202,974)	—
Purchase of equipment	(4,286,193)	—
Net cash used in investing activities	$(5,489,167)	$—

Cash flow from financing activities:
Proceeds from the sale of common stock	5,899,901	—
Borrowings on note payable	—	550,000
Net cash provided by financing activities:	5,899,901	550,000

Net decrease in cash and equivalents	(137,786)	478,519
Cash and equivalents at beginning of period	525,117	47,901

Cash and equivalents at end of period	$387,331	$526,420

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income tax paid	$—	$—
Interest paid	$—	$—
Non cash:
Property purchased with common stock	$3,013,011	$—
Equipment purchased with common stock	$56,130	$—
Common stock issued in consideration of services	58,000	—

See accompanying notes to unaudited consolidated financial statements.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Note 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JayHawk Energy, Inc. (“the Company” or “we” or “our” or “us”) is engaged in the exploration, acquisition, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 (inception) as Bella Trading Company, Inc., and were originally formed to offer traditional ethnic and contemporary jewelry, imported from Nepal and Thailand. During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in the retail jewelry industry. On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Since then, we have devoted our efforts principally to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources.  To date, we have acquired three main properties, the Uniontown in Kansas, the Candak in North Dakota, and the Girard in Kansas.  We also formed a wholly owned subsidiary to transport our gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which our financial statements are consolidated. While we have offices in Kansas and Colorado, our principal offices are in now in Post Falls, Idaho.  The accompanying financial statements as of and for the periods ended June 30, 2008 and 2007 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

As shown in the accompanying financial statements, we have incurred operating losses since inception and previously incurred a loss on our discontinued retail jewelry business. As of June 30, 2008, we have limited financial resources until such time that we are able to generate substantial positive cash flow from operations. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost.  We plan to fund our future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

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

 Cash and Cash Equivalents

We consider all highly liquid securities purchased with maturity of three months or less to be cash equivalents.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the related assets as follows:

        Furniture and fixtures:  5 years
        Software:  3 to 10 years
        Computer and office equipment:  3 to 5 years
        Field equipment:  1 to 30 years

The cost of maintenance and repairs is charged to expense in the period incurred. Expenditures that increase the useful lives of assets are capitalized and depreciated over the remaining useful lives of the assets. When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Investment in Oil and Gas Properties

We follow the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards (“SFAS”) No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. .Under this method of accounting, we capitalize all property acquisition costs and the cost of exploratory and development wells when incurred, pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, we charge to expense the cost of drilling the well. We include exploratory dry hole cost in cash flow from investing activities within the cash flow statement. We capitalize the cost of development wells whether productive or nonproductive. We had no exploratory well costs that had been suspended for one year or more as of June 30, 2008.

 We expense, as incurred, geological and geophysical costs and the cost of carrying and retaining unproved property. We provide depletion, depreciation and amortization (DD&A) of capitalized costs of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we will apply the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations”, which provides guidance on accounting for dismantlement and abandonment cost.

We review our long-lived assets for impairment when events or changes in circumstances indicate that an impairment may have occurred. In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine the unproved property will not be developed.

Impairment of Unproved (Non-Producing) Property

Unproved properties will be assessed periodically, to determine whether or not they have been impaired. We will provide an impairment allowance on unproved property at any time we determine a property will not be developed. At June 30, 2008, we consider our current property to be economically and operationally viable, in accordance with FAS 19.  In determining that there was no impairment of the unproved property, we considered such factors as our commitment to bring the project into production, the cost being incurred to develop the project, and others.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

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

Asset Retirement Obligation

We follow SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability will be allocated to operating expenses using a systematic and rational method. At June 30, 2008, there was no asset retirement obligation and accretion expense because a reasonable estimate of fair value cannot be made at this time.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions that we may undertake in the future, they may ultimately differ from actual results.  Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as our impairment assessment on our oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and as adjustments become necessary they are reported in earnings in the period in which they become known.

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

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Income Tax

Income taxes are determined using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Net Loss per Common Share

We have adopted SFAS No. 128, “Earnings Per Share”. SFAS No. 128 requires the reporting of basic and diluted earnings/loss per share. We calculate basic loss per share by dividing net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares including all potentially dilutive securities during the period.  For the inception-to-date period ended June 30, 2008, all weighted average shares outstanding have been calculated reflecting the stock split retroactively through inception.  Additionally, all of our warrants have an anti-dilutive effect on per common share amounts.

New Accounting Pronouncements

Accounting for Uncertainty in Income Taxes. In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted these new requirements as of the beginning of fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of accumulated deficit. We have evaluated the impact of FIN 48 on our financial statements, and have concluded that the Company has not taken any tax positions that would be less than likely of being sustained upon audit.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. The Company is currently evaluating the impact of SFAS No. 157.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2008. We have evaluated SFAS No. 159, and do not consider it to have an impact on our financial statements.

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

Girard Project, Kansas

Adjacent to the Uniontown project, is the Girard Project in Crawford County Kansas, also located in the Cherokee basin, which we acquired on March 31, 2008.  With the acquisition of the Girard project, we now hold over 55,000 acres in the Bourbon and Crawford counties of Kansas for the purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock. Included in the acreage is a 16 mile gas pipeline we acquired from Galaxy Energy, Inc., along with 34 wells, 7 of which are tied-in to the pipeline.  Our entire position and drill targets in the 55,000 acres can be tied into our 100% owned 16 mile pipeline. This pipeline is tied into a 2 million cubic ft sales pipeline.  After the acquisition, we formed a wholly-owned subsidiary to operate the pipeline, called Jayhawk Gas transportation Corporation, which is the basis for the consolidation of our financial statements.

Our first step has been to dewater the 7 tied-in wells, and then connect the additional 27 wells on our way to maximizing production in this area.  These assets combined with our Uniontown project provide over 4,100 drilling locations with a net interest of 100% to JayHawk Energy, expanding our South Eastern sector asset base as a 'core area' with the acreage positions adjacent to each other.

On March 14, 2008, we executed a Purchase and Sale Agreement with Missouri Gas Partners LLP, pursuant to which we will acquire certain oil, gas and mineral rights and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $140,006 in cash and 286,550 shares of the Company’s common stock which is to be issued upon completion of each lease assignment, which are estimated to be completed in December 2008. Each lease renewal assignment triggers the issuance of a corresponding number of shares at 25 shares per acre. The land base in this acquisition is contiguous to the “Galaxy Energy Inc” acquisition as described above.

Subsequent to the quarter ended June 30, 2008, we drilled 20 wells which are pending completion at the date of this filing.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

On April 18, 2008, we entered into a Purchase and Sale Agreement with Titan West Energy Inc. to acquire certain petroleum and natural gas rights and interests and other related operating assets located in Crawford County, Kansas in exchange for $300,000 in cash and 50,000 shares of common stock.  The agreement provides that 50% of the cash price is payable upon request of Titan West Energy Inc. before the closing date, with the remainder of the cash and the shares of stock, payable at closing.  As June 30, 2008, we had paid the full $300,000.

The acquisition completes the purchase of assets in the Crawford County, Kansas, which includes 1,336 acres of leases and 14 completed gas wells.  We believe the acquisition brings needed infrastructure to the adjacent Uniontown project for its development. The purchase of the new acres added to current acreage in the Uniontown project provides over 4,100 drilling locations with a net interest of 100% to Jayhawk Energy Inc.

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

On July 8, 2008, we leased an office space for $1,500 per month with no escalation clause for the term of three years. In connection with this lease we are required to pay $19,000 for leasehold improvements that will remain part of the property upon termination of the lease. We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

On March 24, 2008, we leased an office in Girard, Kansas for $1000 per month for two years.  This office was leased for the purpose of moving our Girard project forward.  We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

On March 14, 2008, we executed a Purchase and Sale Agreement pursuant to which we will acquire certain oil, gas and mineral rights and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $140,006 in cash and 286,550 shares of the Company’s common stock which is to be issued upon completion of lease assignments, which are estimated to be completed in December 2008. As the remaining two leases are renewed, the Company will be obligated to issue an additional 52,350 shares of common stock to satisfy the terms of the agreement.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

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

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

Share Purchase Warrants.  In connection with the private placements mentioned above, we issued 2,882,659 and 2,666,667 (for a total of 5,549,326) warrants as part of the units sold.  The warrants are exercisable into an equal number of common shares for a two-year and one-year period expiring on July 25, 2009 and January 16, 2009, at an exercise price of $1.00 and $1.60 per common share, respectively. We assigned a fair value to the warrants of $1,557,415 and $1,759,884 based on a Black-Scholes option model and the following weighted average assumptions as at the date of grant:

Risk-free interest rate – 4.74% and 2.86%, respectively
Expected and contractual life – 2 years and 1 year, respectively
Expected volatility – 99.34% and 104.29%, respectively
Expected dividend yield – Nil and Nil, respectively

The fair value of the warrants was allocated to the recipients based on the percentage of the proceeds due to each party in relation to the total proceeds received.

	June 30,	September 30,
	2008	2007

Shares of common stock issued and outstanding	42,598,953	36,882,659
Shares to be issued upon exercise of warrants	3,649,425	2,882,659

Total shares of common stock outstanding upon exercise of warrants	46,248,378	39,765,318

Issuance of Common Stock. On March 31, 2008, we closed the Purchase and Sale Agreement with Galaxy Energy Inc., completing the acquisition certain oil, gas and mineral rights, and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $1,000,000 in cash and 1,000,000 shares of common stock.  These shares were valued at $2.27.  In addition, we acquired a smeal workover unit which is mounted to a 1980 Ford Truck, in exchange for $30,000 in cash and 24,727 shares.  These shares were also valued at $2.27.  On February 18, 2008, we agreed to issued 50,000 shares of our common stock to Titan West Energy Inc. for services provided in connection with the above Purchase and Sale Agreement.  These shares were valued at $2.20, upon entering into the above Purchase and Sale Agreement..

On May 5, 2008, we issued 25,000 shares of our common stock to a consultant in exchange for consulting services for the term of nine months.  These shares were valued at $2.32 on the date of the agreement.

On May 7, 2008, we issued 50,000 shares of our common stock to Titan West Energy Inc. to acquire certain petroleum and natural gas rights and interests and other related operating assets located in Crawford County, Kansas.  These shares were valued at $2.28 in connection with closing the above Purchase and Sale Agreement.

Exercise of Warrants.  On March 31, 2008, we issued 900,000 shares of our common stock to two of our shareholders who exercised certain warrants to purchase shares of common stock at an exercise price of $1.00 per share. We used the proceeds of $900,000 to close on the Agreement with Galaxy Energy Inc. as discussed above.

On April 15, 2008, we issued 599,939 shares of our common stock to two of our shareholders who exercised certain warrants to purchase shares of common stock at an exercise price of $1.00 per share. We used the proceeds for working capital.

JAYHAWK ENERGY, INC.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

On May 7, 2008, we issued 399,962 shares of our common stock to one of our shareholders who exercised certain warrants to purchase shares of common stock at an exercise price of $1.00 per share. We used the proceeds for working capital.

Stock Issuance Obligation. Pursuant to the Purchase and Sale Agreement with Missouri Gas Partners, LLP in exchange for certain assets we are obligated to issue 234,200 shares of common stock to Missouri Gas Partners, LLP as a result of having completed certain lease extensions and assignments. On June 23, 2008, our board of directors authorized the issuance of those 234,200 shares.  These shares were valued at an average price of $2.22 per share based on the share prices at the time leases are renewed.

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

Note 8 – Income taxes

We record our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  We incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in zero income taxes.

Note 9 – Subsequent Events

On July 8, 2008, we moved to new offices located at 6240 E. Seltice Way, Suite C, Post Falls, Idaho, 83702, consisting of approximately 1,568 square feet, and are leased for three years at the rate of $1,500 per month, with no escalation clause.  In connection with this lease we are required to pay $19,000 for leasehold improvements that will remain part of the property upon termination of the lease. The offices are leased from Marlin Property Management, a company owned by the spouse of Lindsay Gorrill, the Company’s President and a director.

 On July 30, 2008, we entered into a convertible promissory note with an investor for $800,000 (“Convertible Note”).  The Convertible Note is due in one year, or upon default, whichever is earlier, and bears interest at the annual rate of 12%.  The Convertible Note has an optional conversion feature by which the holder can convert the principal and accrued interest to shares of our common stock at a conversion price of $1.75 per share. In connection with the issuance of the Convertible Note, we also agreed that the holder will be entitled to a grant of 400,000 warrants exercisable at $2.10 per share (“Warrant Agreement”) and which expire after two years.

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

For the three months ended June 30, 2008 and June 30, 2007

Revenues. We had $452,000 in revenue for the three months ended June 30, 2008, as compared to no sales for the three months ended June 30, 2007.  Revenues for the three months ended June 30, 2008 consisted of $430,000 related to the sale of oil and $22,000 related to the sale of natural gas.

Operating Expenses. For the three months ended June 30, 2008, our total operating expenses were $1,115,000, as compared to $10000 total operating expenses for the three months ended June 30, 2007. The increase in total operating expenses is primarily due to production related expenses, depreciation, depletion and amortization expense, legal and professional fees, audit fees, and other general and administrative expenses.  We expect that we will continue to incur significant professional fees related to being a public company. For the three months ended June 30, 2008, our operating expenses consisted of production expenses of $272,000, $334,000 in depreciation, depletion, and amortization, $295,000 in legal and professional consulting fees, $48,000 in payroll expense, $19,000 in audit fees, $29,000 in insurance, $22,000 in public relations expense, $8,000 in rent, $65,000 in travel, and $23,000 in utilities, taxes and licenses, office and other general and administrative expenses. In comparison, for the three months ended June 30, 2007, we had professional fees and payroll expense of $18,000, and other general and administrative expenses of $4,000.

Net Income or Loss.  For the three months ended June 30, 2008, our net loss from operations was $663,000, with a total net loss of $662,000.  This is in comparison to the three months ended June 30, 2007, where our net loss from operations and net loss was $22,000.  The increase in our net loss for the three months ended June 30, 2008, was due to an increase in operating expenses between the two periods as a result of our change in focus, which was primarily represented by the cost to operate and explore our properties and related depreciation, depletion and amortization expenses, as well as legal and professional services expenses.

For the nine months ended June 30, 2008 and June 30, 2007

Revenues. We had $711,000 in revenue for the nine months ended June 30, 2008, as compared to $242 in sales for the nine months ended June 30, 2007 related to our former jewelry business.  For the nine months ended June 30, 2007, we had $79 in cost of goods sold for a gross profit of $163. We had no revenues related to our continuing operations as of June 30, 2007.  Revenues for the nine months ended June 30, 2008 consisted of $689,000 related to the sale of oil and $22,000 related to the sale of gas.

Operating Expenses. For the nine months ended June 30, 2008, our total operating expenses were $1,715,000, as compared to $10,000 total operating expenses for the nine months ended June 30, 2007. The increase in total operating expenses is primarily due to production related expenses, depreciation, depletion and amortization expense, legal and professional fees, audit fees, and other general and administrative expenses.  We expect that we will continue to incur significant professional fees related to being a public company. For the nine months ended June 30, 2008, our operating expenses consisted of production related expenses of $373,000, $483,000 in depreciation, depletion and amortization expenses, $489,000 in legal and professional consulting fees, $108,000 in payroll expense, $46,000 in audit fees, $49,000 in insurance, $35,000 in public relations expense, $15,000 in rent, $76,000 in travel, and $40,000 in utilities, taxes and licenses, office and other general and administrative expenses. In comparison, for the nine months ended June 30, 2007, we had professional fees and payroll expense of $62,000, and other general and administrative expenses of $14,000.

Net Income or Loss.  For the nine months ended June 30, 2008, our net loss from operations was $1,004,000, with a total net loss of $995,000.  This is in comparison to the nine months ended June 30, 2007, where our net loss was $76,000.  The increase in our net loss for the six months ended June 30, 2008, was due to an increase in operating expenses between the two periods as a result of our change in focus, which was primarily represented by the cost to operate and explore our properties and related depreciation, depletion and amortization expenses, as well as legal and professional services expenses.

Liquidity and Capital Resources

 As of June 30, 2008, we had cash of $387,000, $130,000 in accrued receivables, and $2,000 in prepaid expenses.  Our current liabilities were $78,000 as of June 30, 2008, which was represented principally by accounts payable for professional fees, audit review fees, and payroll tax payable.  We had no other liabilities including long term commitments or contingencies, which provides for a net working capital of $441,000 as of June 30, 2008.

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

Our first step has been to dewater the 7 tied-in wells, and then connect the additional 27 wells on our way to maximizing production in this area.  These assets combined with our Uniontown project provide over 4,100 drilling locations with a net interest of 100% to JayHawk Energy, significantly expanding our South Eastern sector asset base as a 'core area' with the acreage positions adjacent to each other.

Subject to financing we plan to drill a minimum of 48 new wells in this area in the next twelve months, and tie in approximately 30 completed wells, as acquired in the last 3 months.  Subsequent to the quarter ended June 30, 2008, we drilled 10 wells which are pending completion at the date of this filing.  We remain focused on drilling approximately 100 well targets in the Cherokee Basin in the near term.

As of June 30, 2008, we do not have any commitments or arrangements to provide any additional capital. Even if our new operations can generate cash, our future plans will, in part, be dependent upon additional capital which may be available to us. If additional financing is not available when needed, we may continue to operate in our present mode or we may need to cease operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2008 on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2008, we closed the Purchase and Sale Agreement with Galaxy Energy Inc., completing the acquisition certain oil, gas and mineral rights, and interests and other related operating assets located in Crawford and Bourbon Counties, Kansas in exchange for $1,000,000 in cash and 1,000,000 shares of common stock.  These shares were valued at $2.27.  In addition, we acquired a smeal workover unit which is mounted to a 1980 Ford Truck, in exchange for $30,000 in cash and 24,727 shares.  These shares were also valued at $2.27.  On February 18, 2008, we agreed to issued 50,000 shares of our common stock to Titan West Energy Inc. for services provided in connection with the above Purchase and Sale Agreement.  These shares were valued at $2.20.

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

JAYHAWK ENERGY, INC.

August 14, 2008                                 By: /s/ Lindsay E. Gorrill
                                                              Name: Lindsay E. Gorrill
                                                              Its: Principal Executive Officer, President and a Director

August 14, 2008                                 By: /s/ Joseph B. Young
                                                              Name: Joseph B. Young
                                                                              Its: Principal Accounting Officer, Chief Financial Officer