Form 10KSB
period 2008-09-30
Jayhawk Energy, Inc.
filed 2008-12-30
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-53311

JayHawk Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6240 E. Seltice Way, Suite C Post Falls, Idaho (Address of principal executive office)	83854 (Postal Code)
(208) 667-1328 (Issuer's telephone number)

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

The Company had $1,199,837  in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on December 04, 2008, was $14,135,864.

As of December 04, 2008 there were 42,835,950 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-KSB

For the Fiscal Year Ended September 30, 2008

Unless the context otherwise indicates, references to "JayHawk," "the Registrant," "the Corporation," "we, "our," or "us" in this Annual Report on Form 10-KSB are references to JayHawk Energy, Inc., including its wholly-owned subsidiary, JayHawk Gas Transportation Corporation.

PART I

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Portions of this Annual Report of JayHawk Energy, Inc. on Form 10-KSB, and the information appearing under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" contain forward-looking statements and involve uncertainties that could materially affect the expected results of operations, liquidity, cash flows and business prospects.  Words such as "estimate," "may," "might," "anticipates," "believes," "expects," "plans," “intends," “objectives” and similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only to the date of this report.

ITEM 1.  DESCRIPTION OF BUSINESS

In this report, JayHawk, the Company, we, and our, refers to JayHawk Energy, Inc., a Colorado Corporation, and its wholly owned subsidiary, JayHawk Gas Transportation Corporation.  JayHawk's executive offices are located at 6240 E. Seltice Way, Suite C, Post Falls, Idaho 83854.   Our telephone number is (208) 667-1328.  JayHawk reports its operations using a fiscal year ending September 30 and the operations reported on this Form 10-KSB, are presented on a consolidated basis.  In this report on Form 10-KSB, the language "this fiscal year, or current fiscal year" refers to the 12-month period ending September 30, 2008.

Business Development

JayHawk Energy, Inc. was incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  We were originally formed to offer for sale, traditional ethnic and contemporary jewelry, as well as accessories, imported from Nepal and Thailand. During the third quarter of the fiscal year ending September 30, 2007, we decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry.  At that time we changed our name to JayHawk Energy, Inc. and shifted our focus to the acquisition, exploration, development, production and sale of natural gas, crude oil, and natural gas liquids, primarily from conventional reservoirs within North America.

Simultaneously with this change in focus (July 25, 2007) we initiated the new business strategy with the acquisition of certain oil, gas and mineral leases totaling approximately 35,000 gross acres, located in Bourbon County, Kansas (Southeast Kansas) within the Cherokee basin, referred to as the Uniontown properties.   This acreage is leased for the development of coal-bed methane and conventional oil and gas reserves. Wells within the leased area were drilled by previous operators with mud logs and cores taken to identify coal properties and gas contents.  There have been at least 11 gas bearing coals identified within the Cherokee Group from depths of 250 – 750 feet, with typical thicknesses of 1 to 4 feet, yielding total net coal thickness ranges from 20 to 38 feet.  Gas contents have been measured between 22 – 124 standard cubic feet per ton.  No production tests have yet been conducted.

We continued our development strategy in the 2nd quarter (January) of the year ending September 30, 2008 acquiring a 65% gross working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  Since acquisition in January, and through September 30, 2008 these five wells have produced in excess of 20,000 Bbls of crude oil and generated revenues, net of royalties, to JayHawk of $1.1 million.

During March and April of this current fiscal year we augmented our initial investment in Southeast Kansas with the acquisition of additional assets, including: leased acreage, a 16 mile natural gas pipeline, and 34 gas wells.  During July and August of 2008 the Company completed drilling, casing and tying-in of an additional 20 gas wells.

Each of the brief descriptions of the transactions mentioned here, under this subheading of “Business Development,” is discussed in greater detail under Management’s Discussion and Analysis.  We have not undergone bankruptcy, receivership, or any similar proceeding.  Our common stock is publicly traded over-the-counter and quoted on the OTC Bulletin Board under the symbol “JYHW.OB.”  At September 30, 2008, we remain an early stage oil and gas company led by an experienced management team focused on exploration and production of oil and natural gas.

Employees

During the period ending 30 September 2008 JayHawk employed as regular, full-time employees, 5 individuals.  The Company's daily activity, operations and employees were segmented geographically into three areas.  Administrative and executive functions are carried out by three individuals located in Post Falls, Idaho.  Gas production operations, were carried out by two individuals located in Girard, Kansas.  Additionally, we utilized the services of an independent contractor for our land and lease administration, who was also located in Girard, Kansas.  Oil production operations are overseen by a our V.P. of Operations and a field superintendent located in the Williston Basin area of North Dakota.  Both of these individuals were compensated as independent contractors.  Going forward, and for the foreseeable future, we plan to outsource our geological, geophysical, and petroleum engineering requirements to independent consultants.

Business Strategy

Our strategy is to increase shareholder value through strategic acquisitions, drilling and development and by prudently managing our balance sheet. We are focused on the acquisition, development and exploitation of oil and natural gas properties. We believe in creating opportunities for our shareholders through acquisition and through the “drill-bit.”  Our immediate business plan is to focus our efforts on further developing the as yet undeveloped acreage in Southeast Kansas and to drill one or more wells in the Candak, North Dakota property.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.

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

Risks Related to our Business

JayHawk is subject to various risks and uncertainties in the course of its business.  The following summarizes some, but not all, of the risks and uncertainties that may adversely affect our business, financial condition or results of operations.

Commodity Price Risk:  Our estimated proved reserves, revenue, operating cash flows, and operating margins are highly dependent on the prices of crude oil and natural gas.  A substantial or extended decline in oil or natural gas prices would reduce our operating results and cash flows and could impact our rate of growth and carrying value of our assets.  Prices for liquid hydrocarbons and natural gas are very volatile.  Our revenues, operating results and ability to grow in the future are highly dependent on the prices we receive for our oil and natural gas.  Many factors beyond our control influence the price we receive for our production.  These include, but are not limited to, general economic conditions worldwide, political instability in other parts of the world, changes in weather patterns, price and availability of alternative sources of energy, and government regulation.

Technical Risk:  Our exploration and development operations are subject to many risks which may affect our ability to profitably extract oil and natural gas reserves or achieve targeted returns.  In addition, continued growth requires that we acquire and successfully develop additional oil and natural gas reserves.

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

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production there from will decline over time as such existing reserves are depleted. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects.  No assurance can be given that we will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

Catastrophic Risk:  Our oil and natural gas operations are subject to unforeseen operating hazards, which may damage or destroy assets.  Although we maintain a level of insurance coverage consistent with industry practices against property or casualty losses unique circumstances to any particular event may make the coverage inadequate.  Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or in personal injury.

Competitive Risk:  The petroleum industry is highly competitive and very capital intensive.  If we are unable to successfully compete with the large number of oil and natural gas producers in our industry, we may not be able to achieve profitable operations.  We encounter competition from numerous companies in each of our activities, including acquiring rights to explore for crude oil and natural gas.  Our competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than us.  Our ability to increase reserves in the future will depend not only on our ability to explore and develop our existing properties, but also on our ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

Environment Risk:  We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.  Our oil and gas operations are subject to environmental hazards such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability.  Our operations are also subject to numerous laws and regulations at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and natural gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs.

Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil and natural gas operations. The legislation also requires that wells and facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of the applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties.

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

Market Risk:  The marketability and price of oil and natural gas that may be acquired or discovered by us will be affected by numerous factors beyond our control.  Our ability to market our natural gas may depend upon our ability to acquire space on pipelines that deliver natural gas to commercial markets. We may also be affected by deliverability uncertainties related to the proximity of our reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and by many other aspects of the oil and natural gas business.

Financial Risks:  Our business may be harmed if we are unable to retain our interests in existing leases.  All of our properties are held under interests in oil and gas mineral leases, some of which expire within the next twelve months. If we fail to meet the specific requirements of each lease, especially future drilling and production requirements, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to any lease would harm our business, financial condition and results of operations.

Estimation Risks:  Our reserve estimates, like all estimates, are subject to numerous uncertainties and may be inaccurate.  There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived from, including many factors beyond our control. The reserve and associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

Default Risks:  Our properties are held in the form of licenses, leases and working interests in operating agreements and leases. If we or the holder of a lease fail to meet the specific requirements of the lease, license or operating agreement the specifice instrument may terminate or expire. There can be no assurance that any of the obligations required to maintain each license or lease will be met, although we exercise our commercially reasonable efforts to do so. The termination or expiration of our licenses or leases or the working interests relating to a license or lease may have a material adverse effect on our results of operations and business.

Risk of Loss of Key Personnel:  Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer, Chief Financial Officer, and VP of Operations. The loss of the services of such key personnel could have a material adverse effect on us.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

Risks Related to our Common Stock:  Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares are thinly traded and may never become eligible for trading on a national securities exchange.  While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SECrelating to the penny stock market, which, in highlight form:

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

Dividends:  Investors should not look to dividends as a source of income.  In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices were relocated from Broomfield, CO., in July of 2008, and are now located at 6240 E. Seltice Way, Suite C, Post Falls, Idaho 83854.  JayHawk began leasing this office space of approximately 900 sq. ft. on July 01, 2008.  The monthly rental payment is $1,500, and was negotiated in an arm's length transaction from Marlin Property Management, Inc., a related party.  The Company closed its former office located in Broomfield, CO., in September of 2008.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.  Further, we have the following oil and gas properties in connection with our principal business activities:

S.E. Kansas Properties:

Uniontown Project:  On July 25, 2007, we acquired the Uniontown project consisting of mineral leases that include approximately 35,000 gross acres in Bourbon County, Kansas within the Cherokee basin, and are leased for the development of coal-bed methane and conventional oil and gas reserves (more fully described in Management's Discussion and Analysis).  Wells within the leased area were drilled by previous operators with mud logs and cores taken to identify coal properties and gas contents.  There have been at least 11 gas bearing coals identified within the Cherokee Group from depths of 250 – 750 feet, with typical thicknesses of 1 to 4 feet, yielding total net coal thickness ranges from 20 to 38 feet.  Gas contents have been measured between 22 – 124 scf/ton.  No production tests have yet been conducted.

Girard Project:  Adjacent to the Uniontown Project is the Girard Project in Crawford County Kansas which we acquired on March 31, 2008.  With this transaction (more fully described in Management's Discussion and Analysis) JayHawk acquired a 16-mile pipeline and 34 wells, of which 7 were tied into the pipeline.   This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008 we completed drilling and casing an additional 20 gas wells.  Our acreage position in both Bourbon and Crawford counties of Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As at September 30, 2008, we have 20 producing gas wells tied-in to the pipeline.  At September 30, 2008 we had a total of 44,216 leased acres in Kansas, and are producing and selling an average of 125 MCF daily of coal bed methane gas.  Since June of the current year through year-end our gas production and sales has contributed $92 thousand in gross revenues.

JayHawk Gas Transportation Company:  On March 31, 2008 the Company acquired a 16 mile pipeline, in addition to other assets (see Notes 4 and 8, of Notes to Financial Statements).  Management anticipates that the pipeline will play a significant part in JayHawk's future development.  As such, in May the Company established a 100% owned and controlled subsidiary, "JayHawk Gas Transportation Corporation" to hold and manage the assets associated with the pipeline.  This pipeline is tied into a 2 million cubic foot sales pipeline and allows for substantial growth.

North Dakota Properties:

Candak Project:  On January 16, 2008, we acquired a 65% working interest in five producing oil wells located in the Candak- Williston Basin area, of North Dakota.  In addition to the five producing wells, we acquired certain oil, gas, and mineral rights in a 15,500-acre land position.  This transaction is more fully described in Management's Discussion and Analysis.  We have been pleased with the success of these five producing wells, from which we have produced and sold in excess of 20,000 Bbls., gross, with production averaging approximately 75 Bbls daily.  During the nine months from date of acquisition, these 5 wells have generated revenues to JayHawk of $1.1 million.

ITEM 3.  LEGAL PROCEEDINGS.

JayHawk is the subject of, or a party to, two known, pending or threatened, legal actions.  Following is a discussion of each:

1.  The Company is responding to allegations in a potential legal action.  The company may be named as the defendant in a legal proceeding brought by L&S Well Service, LLC (the plaintiff) in the District Court of Crawford County, Kansas.  The potential plaintiff may allege breach of a verbal contract, alleging that the Company had committed to have L&S Well Service drill 60 wells, and subsequently cancelled the request for such services, after L&S purchased the necessary materials to complete the work.  The Company denies that any commitment was made, that there was an offer and acceptance or any consideration given.  Further the plaintiff was advised within 24 hours of the discussion that the drilling program was being cancelled.  The Company does not consider this case to have merit and will vigorously defend itself against the allegations.  It is unknown what relief the plaintiff may be seeking.

2.  On July 22, 2008 SemCrude, LLC filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  For the months of June and July of 2008, SemCrude, as was customary, took the production from JayHawk's Candak, North Dakota properties and failed to compensate the Company before filing their bankruptcy petition.  JayHawk has retained legal representation to recover the maximum possible from the amount owed the Company, which is $283,485.  We have been advised that we can anticipate recovering 100% of the value of the July production, but may only recover 20% of the value of the June production.  Accordingly, we have provided an allowance for doubtful collections of 80% of the June receivable, $95,811.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report Form 10-KSB.

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

	2008		2007
	High	Low	High	Low
4th Quarter end September 30			$2.43	$1.80
1st Quarter end December 31	$2.71	$1.66	1.90	1.80
2nd Quarter end March 31	2.27	0.94
3rd Quarter end June 30	2.54	1.64
4th Quarter end September 30	2.14	0.71

 Holders
As of September 30, 2008, there were 56 stockholders of record who owned 42,810,928 shares of common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Overview

This overview is presented in chronological order as to dates the respective transactions were completed.  It should be read in conjunction with the "Notes to Financial Statements" presented in Item 4, specifically Note 7 relative to Common Stock, and Note 3 relative to Asset Impairments.

On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business.  Our new business plan was to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time we would either contract out the operations or joint venture the project to qualified interested parties.

We implemented this plan with the acquisition on July 25, 2007 of certain oil, gas, and mineral leases to approximately 35,000 gross acres located in Bourbon County, Kansas (“Uniontown project”).  The assets were purchased from Armstrong Investments for a total purchase price of $2.2 million.

On January 16, 2008, JayHawk purchased from JED Oil (USA) Inc. a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  In consideration for these properties JayHawk paid JED Oil $3.5 million in cash.  The cash used to complete this transaction was raised in the private placement transaction more fully described in Note 8 of the "Notes to Financial Statements."

On March 31, 2008, JayHawk closed a transaction, initiated with an agreement dated February 18, 2008, with Galaxy Energy, Inc. whereby JayHawk acquired a 16 mile pipeline, associated easements, oil, gas and mineral leases to approximately 6,500 gross acres, 34 gas wells, compressor, and other field equipment.  In consideration for these assets JayHawk exchanged $1 million in cash and 1 million shares of our common stock (See Note 8 of the "Notes to Financial Statements").

On April 18, 2008, JayHawk entered into an agreement to acquire from Titan West Energy, oil and natural gas rights to 1,336 gross acres and 14 completed but non-producing gas wells, in exchange for $300 thousand in cash and 50,000 shares of the Registrants common stock (See Note 7 of the "Notes to Financial Statements).

On June 30, 2008, the Company agreed to purchase oil, gas and mineral leases on 11,462 gross acres, located in Crawford and Bourbon counties Kansas, and 5 completed and cased gas wells.  In consideration for these assets JayHawk paid $140 thousand in cash and was obligated to issue 286,550 shares of its common stock as the leases were assigned at the rate of 25 shares per acre (See Note 8 of the "Notes to Financial Statements").

On July 22, 2008, The former purchaser of our North Dakota crude oil production, SemCrude, L.P. , filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  At the time of their filing we had not been paid for the crude oil they had taken from our properties for the months of June and July.  As a consequence, we have an outstanding receivable exceeding $283 thousand.  Our cash position has decreased and our accounts payable have increased by corresponding amounts.  During the last quarter of the year ending September 30, 2008, our financial condition has deteriorated substantially and our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.  However, we intend to seek out joint venture opportunities and/or obtain equity and/or debt financing efforts to support our current and proposed oil and gas operations and capital expenditures. We may sell interests in our current and acquired property.  We cannot assure that continued funding will be available.

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

Results of Operations

Previous Operations:  On June 21, 2007, we changed our name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted our focus from the retail jewelry industry to the oil and gas business.  Until June of 2007 JayHawk had no investments in oil and gas properties.  Consequently, the reader should keep in mind that comparisons of operations between the two fiscal periods presented herein may not be meaningful. The Company was not engaged in the oil and gas business until the last quarter of the 2007 fiscal year and no cash flows were generated by oil and gas sales until the second quarter of this current fiscal year.

Revenues:  We had no sales from our oil and gas business for the twelve-month period ended September 30, 2007, and prior operations in the jewelry business were discontinued.  Prior to discontinuing the jewelry business in June of 2007 the former Bella Trading Company had gross revenues of $242.  For the twelve-month period ended September 30, 2008 we report gross revenues of $1,199,837 from sales of oil and natural gas, $1,108,055 and $91,782, respectively.  Our sales of crude oil commenced in January 2008 and our first natural gas sales were recognized in June.

Operating Expenses:  Total operating expenses for the twelve months ended September 2008 and 2007 were $4,328,179 and $170,004, respectively.

Depreciation, depletion, amortization, and asset impairment expense of $2,214,668 includes a provision of $1,474,000 as a valuation allowance for those leases associated with the unproved properties described as the Uniontown project (Note 3) and the annual accretion of the asset retirement obligation, explained in Note 7.  For the 12 months ended September 30, 2007, there was no depreciation, depletion or amortization expense.  The aggregate for the period ended September 30, 2008 is detailed as follows:

September 30, 2008
Asset Impairment Expense	$1,474,000
Unproved Property Amortization Expense (Note 5)	114,535
Proved Property Depreciation and Depletion (Note 6)	613,158
Accretion in annual Asset Retirement Obligation (Note 9)	11,640
Depreciation of Office Equipment	1,335
Total	$2,214,668

As discussed in generally in Note 1, and specifically in Note 3, of "Notes to the Financial Statements," JayHawk periodically reviews and assesses its unproved properties to determine if they have been impaired.  Throughout the 2nd and 3rd quarters of the year ending September 30, 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007, and concluded, based on geology and proximity to our pipeline, to permit approximately half of the original Uniontown leases acquired, to expire.  Further, given the Company's inability at this time to fund development of any acreage, we have provided a valuation for potential loss equal to two-thirds, 67%, of the original cost of this leased acreage. Under U.S. Generally Accepted Accounting Principles, losses on write-downs of assets are not considered extraordinary losses.  Accordingly, this amount is included in operating expenses.

General and administrative expenses of $1,541,787 for the twelve months end September 30, 2008, compare to $170,004 for the twelve-month period end September 30, 2007.  General and administrative expenses are detailed as follows (presented in order of significance):

Salaries, Wages and Compensation to Independent Contractors	$558,443
Consulting & Professional Fees	217,123
Legal Fees	197,714
Audit Fees	97,349
All other operating expenses combined	471,158
Total General and Administrative Expenses	$1,541,787

Other Income and Expense is the aggregate of net interest expense, bad debt expense and amounts charged to other joint interests, in accordance with the applicable joint operating agreement.  Interest expense of $16,000, representing two months of accrued interest at 12% on the $800,000 note payable (Note 8) net of $9,729 of interest income.  For the year ended September 30, 2007, our interest expense was approximately $11 thousand, net of interest earned.

Bad Debt Expense included in Other Income and Expense includes the anticipated loss on the SemCrude receivable, discussed in Note 3, and the amount of Canadian Government Service Tax anticipated to be unrecoverable.  Detail of “Other Income and Expense” is presented in the following table:

	Year Ended Sept. 30, 2008	Year Ended Sept. 30, 2007
Net Interest Expense	$6,271	$11,000
Bad Debt Expense	105,311	-
Billed to joint operating partners	(47,575)	-
Loss on abandonment of fixed asset	476	-
Total:	$64,483	$11,000

Liquidity and Capital Resources:  At September 30, 2008, the balance of our cash and cash equivalents was $82,683, and our accounts receivable and other current assets, (net of an allowance for doubtful accounts) totaled $429,889.  Subsequent to year-end, in October, we received $181 thousand from the current purchaser of our crude oil production, representing proceeds of August sales, included in accounts receivable at year-end.

Our current liabilities exceed our current assets by $593,766, whereas at September 30, 20007, our working capital, defined as current assets less current liabilities was a positive $483,578.  The deterioration apparent in our liquidity is attributable to primarily one factor; the non-collection of the proceeds from our June and July oil sales.  As discussed under Item 3, Legal Proceedings, the purchaser of our crude oil production, SemCrude, LLC, routinely took the June and July production just prior to filing for bankruptcy protection, prior to, and without paying, for the product taken.  Our accounts receivable before the provision for potential bad debts, have increased by a corresponding amount of $283 thousand.  As these funds would normally be used to pay our day-to-day operating costs, and have not been available for this, our accounts payable have increased accordingly.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying financial statements we are an independent oil and gas company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional operating capital, and ultimately, to attain profitability. We intend to acquire additional operating capital through equity offerings to fund our business plan.  There is no assurance that we will be successful in raising additional funds.

Cash Flows: Net cash used in operating activities totaled $745,528 in the period ending September 30, 2008, compared to $172,191 in 2007.  The increase in cash used primarily reflects a higher level of activity in all areas of operations with associated expenditures and increasing levels of accounts receivable.

During the twelve months ending September 30, 2008 we used $6,396,807 in investment activities (acquisition of assets) while at the same time increasing cash flows from financing activities in the amount of $6,699,901.  Comparable cash flows used in investing activities and provided by financing activities of $2,200,573, and $2,849,980, respectively in 2007.

Commitments:  At September 30, 2008 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

The Company is obligated under its office lease agreement, expiring July 1, 2011, to make payments of $1,500 per month.  The total commitment by year is $18,000 for the period ending September 30, 2009 and 2010, and $13,500 in 2011 (see Note 9).

ITEM 7.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of
JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. ("the Company”) as of September 30, 2008 and 2007, and the consolidated statements of operations and comprehensive income, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations.  Management’s plan in regard to these matters is also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Canada	/s/ Meyers Norris Penny LLP
December 23, 2008	Chartered Accountants

JayHawk Energy, Inc.
Consolidated Balance Sheets

	As at September 30, 2008	As at September 30, 2007
Assets:
Cash and cash equivalents	$82,683	$525,117
Trade accounts receivable, less allowance for doubtful
accounts of $95,800 in 2008 and $nil in 2007. (Note 3)	413,862	-
Other current assets net of doubtful collections of $9,500 (Note 4).	16,027	-
Total Current Assets	512,572	525,117

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances
for impairment of $1,474,000 and accumulated amortization of $114,535 in 2008 (Note 5)	2,555,910	2,200,000
Proved and developed oil & gas properties, net of
Accumulated depreciation, depletion and amortization of $613,159 (Note 6)	6,991,043	-
Computers, office equipment, furniture and
leasehold improvements, net of allowance for
Depreciation of $1,335 in 2008, and $nil in 2007	32,365	573
Total Net Plant, Property and Equipment	9,579,318	2,200,573

Other Long-Term Assets (Note 7)	247,586	-

Total Assets	$10,339,476	$2,725,690

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$381,197	40,000
Working and royalty interests due	106,003	-
Accrued liabilities	114,475	-
Accrued taxes and interest	32,625	1,539
Convertible promissory note (Note 8)	472,038	-
Total Current Liabilities	1,106,338	41,539

Asset Retirement Obligations (Note 9)	128,040	-

Total Liabilities	1,234,378	41,539
Commitments and contingencies (Note 18)

Stockholders' Equity
Common Stock, $.001 par value; 200,000,000 shares
authorized; shares issued and outstanding 42,810,929
(2007 – 36,882,659) (Note 10)	42,812	36,883
Additional paid-in capital	12,400,782	2,904,981
Stock issuance obligation (Note 10)	47,559
Accumulated deficit	(3,386,055)	(257,713)
Total Stockholders' Equity	9,105,098	2,684,151

Total Liabilities and Stockholders' Equity	10,339,476	$2,725,690

See Accompanying Notes to the Consolidated Financial Statements

JayHawk Energy, Inc.
Consolidated Statements of Operations
And Comprehensive Loss

	Year Ended September 30, 2008	Year Ended September 30, 2007
Revenue
Oil Sales	$1,108,055	$-
Gas Sales	91,782	-
Total Gross Revenues	$1,199,837	$-

Costs and Operating Expenses
Exploration and Production - Kansas	226,552	-
Exploration and Production - North Dakota	280,689	-
Depreciation, depletion, amortization and asset impairment expense	2,214,668	-
General and Administrative	1,541,787	170,004
Other Income and Expense	64,483	-
Total Costs and Expenses	4,328,179	170,004

Loss from continuing operations before income tax	$(3,128,342)	$(170,004)

Provision for income taxes	-	-
Net loss from continuing operations	$(3,128,342)	$(170,004)

Revenues from discontinued operations	-	242
Expenses from discontinued operations	-	55,518
Loss from discontinued operations	-	(55,276)

Net loss and total comprehensive loss	$(3,128,342)	$(225,280)

Basic and diluted loss per share (Note 12)	$(0.08)	$(0.00)

Basic weighted average number shares outstanding	40,226,900	80,509,702

See Accompanying Notes to the Consolidated Financial Statements

JayHawk Energy, Inc.
Consolidated Statements of Changes in Stockholder's Equity

	Common Shares Note 8	Stock Par Value	Additional Paid-In Capital	Retained Earnings or (Deficit)	Stock Issuance Obligation	Total
Balance September 30, 2004	66,000,000	$66,000	$(49,000)	$(4,537)	$-	$12,463
Office space contributed by an officer	-	-	1,200	-	-	1,200
Net loss and total comprehensive loss	-	-	-	(3,135)	-	(3,135)
Balance at September 30, 2005	66,000,000	$66,000	$(47,800)	$(7,672)	$-	$10,528

July 2006, issuance	24,000,000	24,000	56,000	-	-	80,000
Less offering costs	-	-	(20,795)	-	-	(20,795)
Office space contributed by an officer	-	-	1,200	-	-	1,200
Net loss and total comprehensive income	-	-	-	(24,761)	-	(24,761)
Balance at September 30, 2006	90,000,000	$90,000	$(11,395)	(32,433)	$-	$46,172
July 25, 2007 Private placement	2,882,659	2,883	2,879,776	-	-	2,882,659
Cancellation of officer's stock	(56,000,000)	(56,000)	36,000	-	-	(20,000)
Office space contributed by an officer	-	-	600	-	-	600
Net loss and total comprehensive loss	-	-	-	(225,280)	-	(225,280)
Balance at September 30, 2007	36,882,659	$36,883	$2,904,981	(257,713)	$-	$2,684,151
January 16, 2008 Private placement	2,666,667	2,667	3,997,333	-	-	4,000,000
March 13, 2008 issuance for services	50,000	50	109,950	-	-	110,000
March 31, 2008 issuance	1,024,727	1,025	2,325,105	-	-	2,326,130
April 16, 2008 issuance, exercise of warrants	900,000	900	899,100	-	-	900,000
April 15, 2008 issuance, exercise of warrants	599,939	600	599,339	-	-	599,939
May 5, 2008 issuance for services	25,000	25	57,975	-	-	58,000
May 7, 2008 issuance for services	50,000	50	113,950	-	-	114,000
May 9, 2008 issuance, exercise of warrants	399,962	400	399,562	-	-	399,962
May 14, 2008 issuance obligation	-	-	-	-	519,011	519,011
July 3, 2008 issuance	211,975	212	471,240	-	(471,452)	-
July 30, 2008 Warrant and Note Valuation	-	-	522,247	-	-	522,247
Net loss and total comprehensive loss	-	-	-	(3,128,342)	-	(3,128,342)
Balance at September 30, 2008	42,810,929	$42,812	$12,400,782	$(3,386,055)	$47,559	$9,105,098

See Accompanying Notes to the Consolidated Financial Statements

JayHawk Energy, Inc.
Consolidated Statement of Cash Flows

	Year Ended September 30, 2008	Year Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(3,128,342)	$(225,280)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, depletion and amortization	729,028	-
Provisions for doubtful collection of receivables	105,311	-
Provision for lease impairments	1,474,000	-
Accretion in annual asset retirement obligation	11,640	-
Common stock issued in consideration for services	58,000	-
Loss on disposition of asset	573	-
(Increase) decrease in accounts receivable	(509,672)	-
(Increase) decrease in other current assets	(25,527)	-
(Increase) decrease in other long-term assets	(53,300)	-
Increase (decrease) in accounts payable	341,197	53,089
Increase in working and royalty interests due	106,003	-
Increase in accruals and other current liabilities	145,561	-
Net cash used by operating activities	(745,528)	(172,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	(4,418,662)	-
Unproved oil and gas property additions	(1,944,445)	(2,200,000)
Other property additions	(33,701)	(573)
Net cash used in investing activities	(6,396,807)	(2,200,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	5,899,901	2,299,980
Borrowings with note payable	800,000	550,000
Net cash provided by financing activities	6,699,901	2,849,980

NET CHANGE IN CASH AND CASH EQUIVALENTS	(442,434)	477,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	525,117	47,901

CASH AND CASH EQUIVALENTS AT END OF YEAR	$82,683	$525,117

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:

Property acquisitions paid in common stock	$3,069,140	$-
Payments on notes payable in common stock	-	582,679

See Accompanying Notes to the Consolidated Financial Statements

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 1 – Nature of business and going concern

Nature of Operations

JayHawk Energy, Inc. (“the Company” or “we” or “our” or “us”) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, we changed our name to JayHawk Energy Inc.  Since then, we have devoted our efforts principally to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties for the purpose of future extraction of resources.  To date, we have acquired three main properties, the Uniontown in Kansas, the Candak in North Dakota, and Girard in Kansas.  We also formed a wholly owned subsidiary to transport our gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which our financial statements are consolidated.

Going Concern

As shown in the accompanying financial statements, we have incurred operating losses since inception.  As of September 30, 2008, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows.  This will be dependent upon our ability to obtain additional financing, to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

The Oil & Gas Industry is Highly Competitive

The oil & gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do. We compete with companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Government and Environmental Regulation

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediation of contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs. The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that may result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 1 – Nature of business and going concern (continued)

Our Ability to Produce Sufficient Quantities of Oil & Gas from Our Properties May Be Adversely Affected by a Number of Factors Outside of Our Control

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of any oil and gas that we acquire or discover may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil prospects to determine a method in which the oil prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

Market Fluctuations in the Prices of Oil & Gas Could Adversely Affect Our Business

Prices for oil and natural gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry. Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in charges to earnings due to impairment. Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Risks of Penny Stock Investing

The Company's common stock is considered to be a "penny stock" because it meets one or more of the definitions in the Exchange Act Rule 3a51-1, a Rule made effective on July 15, 1992. These include but are not limited to the following: (i) the stock trades at a price less than five dollars ($5.00) per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASD's automated quotation system (NASDAQ), or even if so, has a price less than five dollars ($5.00) per share; OR (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than three years continuously, or $5,000,000, if in business less than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 1 – Nature of business and going concern (continued)

Risks Related to Broker-Dealer Requirements Involving Penny Stocks / Risks Affecting Trading and Liquidity

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. These rules may have the effect of reducing the level of trading activity in the secondary market, if and when one develops. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Commission Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Pursuant to the Penny Stock Reform Act of 1990, broker-dealers are further obligated to provide customers with monthly account statements. Compliance with the foregoing requirements may make it more difficult for investors in the Company's stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements as of and for the periods ended September 30, 2008 and 2007 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The accompanying financial statements of the Company have also been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The financial statements and notes herein are a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

Basis of Consolidation – These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, JayHawk Gas Transportation Company, Inc. All intercompany accounts and transactions have been eliminated.

Joint Venture Operations – In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Use of estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  Included in these estimates are assumptions about allowances for valuation of deferred tax assets. Accounts receivable are stated after evaluation as to their collectability and an appropriate allowance for doubtful accounts is provided where considered necessary. The provision for asset retirement obligation, depletion, as well as management’s impairment assessment on its oil and gas properties and other long lived assets are based on estimates and by their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Loss per common share - Basic loss per share is calculated based on the weighted average number of common shares outstanding.  Diluted loss per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, and preferred securities, provided the effect is not antidilutive.  As each of the two fiscal periods covered by these financial statements reflect net losses from operations, all of our warrants have an anti-dilutive effect on per common share amounts.

Revenue Recognition - We use the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded.  Costs associated with production are expensed in the period in which they are incurred.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable – When volumes of crude oil or gas are delivered to the purchaser we record a receivable based on the volumes delivered and field prices on the particular day of delivery.  Subsequently these amounts may be adjusted for various technical factors affecting volumes such as temperature, pressure and content of basic sediment and water.  When it becomes evident that amounts receivable become uncollectible we establish a valuation allowance and record a provision for bad debts in our statement of operations.  Our sales of crude oil and natural gas are delivered into a market with a very concentrated group of purchasers.  As more specifically detailed in Note 3, the single former purchaser of our crude filed for bankruptcy protection in July 2008.  We have not been paid for the June and July deliveries.

Property, plant and equipment - JayHawk uses the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells, are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

We provide depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.

When applicable, we apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.

Support equipment and other property, plant and equipment related to oil and gas production are depreciated on a straight-line basis over their estimated useful lives which range from 5 to 35 years.  Property, plant and equipment unrelated to oil and gas producing activities is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 25 years.

We review our long-lived assets for impairment at least annually or when events or changes in circumstances indicate that impairment may have occurred in accordance with SFAS 144.  In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.

Impairment of Unproved (Non-Producing) Property - Unproved properties will be assessed periodically, to determine whether or not they have been impaired.  We provide an impairment allowance on unproved property at any time we determine that a property will not be developed.  At September 30, 2008, we decided, based on geology and proximity to our pipeline to permit approximately one-third of the original leases acquired in the Uniontown acquisition of July 25, 2007, to expire without renewal.  Accordingly, an allowance for impairment in the amount of $1,474,000 was made.

Sales of Producing and Non-producing Property - We account for the sale of a partial interest in a proved property as normal retirement. We recognize no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. We recognize a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.  We account for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. We recognize a gain on the sale to the extent that the sales price exceeds the carrying amount of the unproved property. We recognize a gain or loss for all other sales of non-producing properties and include the gain or loss in the results of operations.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Share Based Payments – The Company records compensation expense in the Consolidated Financial Statements for shared based payments using the fair value method pursuant to Financial Accounting Standards Board Statement (“FASB”) No. 123R.  The fair value of share-based compensation to employees will be determined using an option pricing model at the time of grant.  Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods or services received.  Stock-based compensation expense is included in general and administrative expense with a corresponding increase to Contributed Surplus.  Upon the exercise of the stock options, consideration paid together with the previously recognized contributed surplus is recorded as an increase in share capital.

Asset Retirement Obligation - We follow the SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.

Income Tax - Income taxes are determined using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Non-Monetary Transactions - The Company periodically enters into non-monetary transactions.  These transactions are recorded based on the fair value of the asset, goods or services received or surrendered, whichever is more clearly evident and at such time as the earnings process is complete.  When material non-monetary transactions occur, the Company discloses the transaction and basis for valuing the transaction in the period the transaction occurs.

New Accounting Pronouncements

Business Combination. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is evaluating the potential impact of this statement on our financial statements.

Non-Controlling Interests in Consolidated Financial Statements In December 2007, the FASB issued SFAS No. 160. "Non-controlling Interests in Consolidated Financial Statements" (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008.  Management is evaluating the potential impact of this statement on our financial statements.

Disclosures about Derivative instruments and Hedging Activities  In March 2008, the FASB issued Statement No. 161 (FAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133,” which requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under SFAS No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. FAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 will be effective for our second quarter of fiscal 2009 beginning December 29, 2008. We are in the process of determining the effects the adoption of FAS 161 will have on our financial statement disclosures.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements (continued)

The Hierarchy of Generally Accepted Accounting Principles  In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement will go into effect 60 days after the Securities and Exchange Commission approves related auditing rules.

Accounting for Uncertainty in Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We have taken no positions in our tax returns, which we believe would not be sustained upon audit.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2009. Management is currently evaluating the impact that FAS 157 will have on our financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is applicable beginning in the first quarter of 2009.  Management is still evaluating the impact that FAS 159 will have on our financial statements, but presently considers, historical cost to be a more appropriate measure of an investment in a financial instrument.

Determination of the Useful Life of Intangible Assets – In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced related disclosures FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010.  The Company is currently in the process of determining the effect, if any, that the adoption of FSP 142-3 may have on its consolidated financial position, results of operations or cash flows.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 3 - Trade Accounts Receivable

Trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the months of June, July, and September 2008, less an allowance for doubtful accounts.  Also included in the aggregate is an amount receivable from other working interests billed for their percentages of joint operating costs, the total of which was received during the month of October 2008.  Specifically, it is detailed as follows:

	2008	2007
Due for crude oil delivered in June & July - SemCrude	$283,486	$-
Less: Allowance for doubtful collections	(95,810)	-
Due for crude oil delivered in September	181,340	-
Due for natural gas delivered in September	19,356	-
Due from joint operating agreement working interests	25,490	-
	$413,862	$-

The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of JayHawk's June and July production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the June sales but has established an allowance for 80% of the value of the June deliveries, equivalent to $95,810, charging bad debt expense for an equal amount.  August and September crude oil production was delivered to a new purchaser who had paid for the August production by September 30, 2008 and paid for the September deliveries subsequently in October.  Amounts receivable for September natural gas deliveries and those amounts due from our joint operating agreement partners were also received in October.

Note 4- Other Current Assets

Other current assets is comprised of the following at September 30, 1008 and 2007:

	2008	2007
Employee payroll advances	$3,000	$-
Refundable Canadian goods and service tax	14,138	-
Less: Allowance for doubtful recovery	(9,500)	-
Billable to joint operating agreement interests	8,389	-
Total Other Current Assets	$16,027	$-

Note 5 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties consists of the capitalized costs of the following property acquisitions during the twelve-month periods ending September 2008 and 2007:

Name	2008	2007
Land acquisition and retention	$4,144,445	$2,200,000
Less: Accumulated amortization	(114,535)	-
Less: Allowance for impairment in value	(1,474,000)	-
Total Net Investment in Unproved Properties	$2,555,910	$2,200,000

Impairment of Uniontown Project:  In addition to amortizing the capitalized lease costs, JayHawk periodically reviews and assesses its' unproved properties to determine whether or not they have been impaired.  A property is considered impaired if it will not or cannot be developed.  At that time an allowance is established to revalue the capitalized cost and a provision of equal amount is provided as an operating expense.  Management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided based on geology and proximity to our pipeline to permit approximately one-third of the original leases acquired to expire without renewal. Further, given the Company's inability at this time to fund development of any acreage, justification exists at September 30, 2008 for the creation of an impairment valuation.  The management has estimated the allowance at two-thirds, 67 percent, of the original investment equaling 1,474,000.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 6 – Proved and Developed Oil & Gas Properties

On January 16, 2008, we acquired the Candak project from JED Oil (USA) Inc. located in the Williston Basin of North Dakota.  The Candak property provides stable production of approximately 75 Bbls of light crude oil daily, from five existing wells.  Along with the acquisition of the wells, including tangible assets, we acquired a 15,500 acre land position for a total purchase price of $3.5 million.

On March 31, 2008 the Company acquired a 16-mile pipeline, in addition to other assets, from Galaxy Energy.  In May of 2008, the Company established a 100% owned and controlled subsidiary, “JayHawk Gas Transportation Corporation” to hold and manage the assets associated with the pipeline.

Concurrent with the Galaxy Energy acquisition of the pipeline, we acquired certain leased acreage adjacent to the pipeline, and seven tied-in gas wells.  During July and August, the Company completed drilling and tying in 20 additional wells, which now comprise the Girard, Kansas production.

Proved oil and gas properties of $6,991,043 net of depreciation, depletion, and amortization (DD&A) is comprised of the following detailed by property:

		Accumulated	Net Book
	Cost	DD&A	Value
Proved Oil and Gas Properties
Candak, North Dakota
Proved Reserves	$2,357,752	$427,963	$1,929,789
Field Equipment	1,200,248	110,078	1,090,170
Total Candak, North Dakota	3,558,000	538,041	3,019,959

Girard, Kansas Properties
Field Equipment	634,706	18,076	616,629
Capitalized Drilling Costs	807,227	-	807,227
Total Girard, Kansas	1,441,932	18,076	1,423,856

JayHawk Gas Transportation Company
Field Equipment	2,604,270	57,041	2,547,229
Total proved oil and gas properties	$7,604,202	$613,159	$6,991,043

During the year ended September 30, 2008, the Company changed the depreciation rates on their equipment, pipeline and field equipment to rates that reflect the estimated useful life of the assets as compared to previous estimations of the assets used in the first three quarters if the 2008 fiscal year. The change in estimate resulted in additional depreciation expense of $22,000, up to that recorded in the third quarter ended June 30, 2008. A change in accounting estimate is accounted for prospectively over the current and future years.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 7 – Other Long-Term Assets

Other assets consist of various deposits and the unamortized portion of the discount on the convertible promissory note more fully described in Note 8.  There was no amount reported as other assets at September 30, 2007.  Detail of the aggregate $247,586 reflected at September 30, 2008 is disclosed in the following table:

	2008	2007
Rental Security Deposit	$1,500	$-
Bond Deposit – State of Kansas	1,800	-
Bond Deposit – State of North Dakota	50,000	-
Unamortized note Discount (see Notes 8 and 11)	194,286	-
	$247,586	$-

Note 8 - Note Payable

On July 30, 2008 JayHawk signed a convertible promissory note in the amount of $800,000 for cash received of an equal amount.  The note has a one-year maturity and bears an interest rate of 12 percent.  The interest is accrued monthly, but is not payable until maturity along with the principal on July 30, 2009.  The holder of the note has the right, at its sole discretion, to convert the outstanding principal balance and unpaid accrued interest to shares of the Company's common stock, at any time at the conversion price of $1.75.

In conjunction with the promissory note the holder was granted 400,000 warrants, at an exercise price of $2.10 per share, to   convert to shares of the Company’s common stock  scheduled to expire on July 30, 2010.   In accordance with SFAS 133 we allocated the proceeds of the note between Notes Payable and Stockholder’s equity based on the respective fair values as of the agreement date.  The fair values were determined using the Black-Scholes option model more fully described in Note 11 – Share Purchase Warrants.  The note payable portion was $472,038 and equity portion was $327,962.  A discount on the note payable (see Note 7), which will be amortized ratably over the life of the note, was also recorded in the amount of $194,286.

Note 9 - Asset Retirement Obligation

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, JayHawk Energy recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. We estimate the timing of the asset retirement based on an economic life determined by reference to similar properties and/or reserve reports.  The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of oil and gas, time to abandonment, future inflation rates and the adjusted risk-free rate of interest. When the liability is initially recorded, the Company capitalizes the cost by increasing the related property balances. This initial capitalized cost is depreciated or depleted over the useful life of the asset.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 9 - Asset Retirement Obligation (continued)

The Company has identified potential asset retirement obligations at the Girard, Kansas and Candak, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 15 years in the future, at an assumed inflation rate of 1.5 percent.   The anticipated future cost of remediation efforts in North Dakota and Kansas are $204,685 and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the period ending September 30, 2008, was computed to be $11,640 .

	2008	2007
Beginning balance	$-	$-
Liabilities incurred	116,400	-
Liabilities settled	-	-
Accretion expense	11,640	-
Revision to estimated cash flows	-	-
	$128,040	$-

Note 10 - Common Stock

Increase in Authorized Shares:  On June 21, 2007, we increased the authorized number of shares of common stock from 50,000,000 shares to 200,000,000 shares.  The changes became effective with the filing of a Certificate of Amendment to our Articles of Incorporation with the Colorado Secretary of State.  Our purpose in increasing its authorized common stock was to allow flexibility in future financings and stock issuances. Shareholders holding a majority of our outstanding common stock approved those actions at a meeting of shareholders on June 21, 2007, held in accordance with the relevant sections of the Colorado Revised Statutes.

Stock Split.  Effective after the increase in authorized shares, our Board of Directors approved a 15 for 1 stock split of the issued and outstanding common stock to be effective through the issuance of 14 shares for each share of common stock outstanding as of the record date.  Our intent of the stock split is to increase the marketability and liquidity of our common stock. The pay date was June 25, 2007 for shareholders of record on June 21, 2007.  After the split, the total number of our issued and outstanding shares of common stock was 90,000,000 shares.  Our common stock remains at $.001 par value.

Issuances and Private Placements:  The following transactions reflecting increases and decreases in the number of shares of the Company's common stock are presented by date of completion in chronological order.  Transactions described as private placements were completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.

July 25, 2007 - Concurrent with the purchase of our Uniontown Project, we completed a private placement for gross proceeds of approximately $2,882,659.  Specifically, we sold 2,882,659 Units at a purchase price of $1.00 per Unit, each Unit consisting of (a) one share of common stock, $.001 par value per share and (b) one warrant (see Note 11) which will provide to the holder the right to purchase one share of our common stock at a purchase price of $1.00 and which shall expire in two years.  Approximately 562,679 of the Units of the private placement were issued to Berrigan Portfolio, Inc. to repay the principal and interest accrued as of July 25, 2007, on the promissory note dated April 12, 2007, between us and Berrigan Portfolio, Inc. and 20,000 of the Units were issued to Berrigan Portfolio, Inc. to reimburse Berrigan for expenses of approximately $20,000 paid on the Company's behalf.

Additionally on July 25, 2007, Sara Preston, our former officer and director, agreed to have 56,000,000 shares of her common stock cancelled in exchange for $20,000, in addition to the remaining inventory of our former jewelry business valued at approximately $1,500.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 10 - Common Stock (continued)

January 16, 2008 - The Company completed a private placement valued at approximately $4 million, selling 2,666,667 Units, comprised of (a) one share of common stock, $.001 par value per share, and (b) one warrant (see Note 11) granting the holder the right to purchase one share of Registrant's common stock at a purchase price of $1.60.  Each unit was sold for $1.50 and the warrants will expire one year from the date of the subscription.  This private placement was done concurrent with the acquisition of the Candak, North Dakota properties and the funds received were used for consideration given in the exchange.

March 13, 2008 - The Company issued 50,000 shares valued at $2.20 per share to Titan West Energy, Inc. for the acquisition of certain oil and natural gas rights and interests in other related operating assets.

March 31, 2008 - In consideration for the acreage and assets acquired from Galaxy Energy, Inc., the Registrant paid $1 million in cash and issued 1,024,727 shares of common stock.  These shares were valued at $2.27.  Simultaneously with this transaction a stock issuance obligation was recognized, for the issuance of 900,000 shares of our common stock, representing the exercise of certain warrants to purchase shares of common stock at an exercise price of $1.00 per share (see Note 11).  The proceeds of this warrant exercise of $900,000 was used to close the purchase of the Galaxy assets.

April 15, 2008 - The Company issued 599,939 shares to shareholders who exercised an equivalent number of warrants at an exercise price of $1.00 per share (see Note 11).  The proceeds of this warrant exercise was used for general working capital.

May 05, 2008 - JayHawk issued 25,000 shares of its common stock to a consultant in exchange for services provided.  The shares were valued at $2.32 as of the date of the agreement.

May 07, 2008 - The Company issued 50,000 shares of its common stock to Titan West Energy, Inc. for the acquisition of certain oil and natural gas rights and interests in other related operating assets.  These shares were valued at $2.28 per share.

May 09, 2008 - We issued 399,962 shares of our common stock to a shareholder who exercised certain warrants to purchase shares at an exercise price of $1.00 per share.  We used the proceeds for working capital.

June 30, 2008 - The Company recorded a stock issuance obligation to Missouri Gas Partners for 234,200 shares of common stock, computed at 25 shares per acre for 9,368 acres of oil, gas and mineral leases.  These shares were to be physically issued as the individual leases were renewed by Missouri Gas Partners. The shares were valued at $2.22 per share and a stock issuance obligation was recorded in the amount of $519,011.

July 03, 2008 - The Company physically issued 211,975 shares of common stock to Missouri Gas Partners for renewal of oil, gas and mineral leases covering 8,479 acres at 25 shares per acre.  The stock issuance obligation was reduced by a corresponding $471,452, representing the 211,975 shares valued at the $2.22 per share used in computing the original obligation.  At September 30, 2008, the remaining stock issuance obligation is $47,559.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 11 - Share Purchase Warrants

In the two private placements described above (Note 10 - Common Stock) when units representing both shares of common stock and warrants to purchase common stock at a specified exercise price are sold, the proceeds received are allocated between the value of the stock and the value of the warrants.  To make this allocation we use the Black-Scholes option pricing model.  This is a subjective exercise involving the use of various estimates, including the risk-free interest rate, the option or contract life, and the expected volatility of the underlying security.

To determine the amount to allocate to the warrants in the private placement of July 25, 2007 we assumed a risk free interest rate of 4.74 percent, the life of the option was 2 years, and an expected volatility of 99.34%.  At an exercise price of $1.00 per share, this yielded a warrant value of approximately $0.54 per warrant for a total value of $1,557,414 for the 2,882,659 warrants issued in this transaction, also the amount outstanding at the quarter end of December 31, 2007.   A similar exercise was performed for the warrant valuation in the private placement of January 16, 2008, where the exercise period was one year and the exercise price $1.60.  In this transaction the warrants expired in one year (365 days) and were exercisable at $1.60 per share.  Based on this model, a fair value of $0.66 was assigned to each warrant, or $1,759,884 to the total 2,666,667 warrants.

In conjunction with the issuance of the $800,000 note payable, described in Note 8, the Company issued the holder of the note a warrant agreement whereby, for a period of two years (expiring July 30, 2010) the holder could convert 400,000 warrants at an exercise price of $2.10 per share to shares of the Company’s common stock.

The fair value of the warrants is allocated to the recipients based on the percentage of the proceeds due to each party in relation to the total proceeds received.  The following table discloses the allocation between shares and warrants of the total shares of common stock issued and outstanding:

	2008	2007
Shares of common stock issued and outstanding	42,810,929	36,882,659
Shares to be issued upon exercise of warrants	3,649,425	2,882,659
Total shares of common stock outstanding upon exercise of warrants	46,460,354	39,765,318

Note 12 – Loss per Common Share

We have adopted SFAS No. 128, Earnings Per Share.  SFAS No. 128 requires the reporting of basic and diluted earnings/loss per share.  We calculate basic loss per share by dividing the net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares, including all potentially dilutive securities during the period.  For the periods ending September 30, 2008 and 2007 the weighted average number of shares were 40,226,990 and 80,509,702, respectively.  Additionally, all of our outstanding warrants have an anti-dilutive effect on our per common share amounts.

Note 13 - Related Party Transactions

On July 01, 2008, we subleased office space for $4,500 for the year from Marlin Property Management, LLC an entity owned by the spouse of our CEO.  We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  At September 30, 2007, we subleased office space from our former Chief Financial Officer for the amount of $7,200 for the year.  Both of these transactions occurred within the normal course of business and the exchanged consideration was negotiated in good faith and agreed between the respective related parties.

Note 14 - Discontinued Operations

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

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 15 - Income Tax

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

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the federal corporate statutory rate of 35%, U.S. state taxes calculated at the statutory rate of 4.63% net of any federal income tax benefit calculated at their combined rates of 38.93% net of any U.S. federal income tax benefits. These rates are our effective tax rates.

For the year ended September 30, 2008	2008	2007
Net loss before income taxes	(3,128,342)	(225,280)
Statutory federal corporate tax rate	38.93%	33.50%
Tax recovery	(1,217,864)	(75,481)

Change in valuation allowance	1,236,909	75,481
Change in enacted tax rates	(19,045)	-

Provision for income taxes	-	-

At September 30, 2008 we have available for federal income tax purposes a net operating loss carry-forward of approximately $932,362 expiring at various times from 2025 through 2027 that may be used to offset future taxable income.  Therefore we have provided no provision for income tax.

We have deferred tax assets of approximately $1,318,869 at September 30, 2008 (2007 – $81,282) from combined federal and state effective tax rates.  We have not recorded a benefit from our deferred assets, as the realization of the benefit is uncertain.  We have therefore provided a valuation allowance of equal amount for the deferred tax assets.

For the year ended September 30, 2008	2008	2007
Non-capital loss carry-forward	$932,362	$81,282
Asset retirement obligation	49,846	-
Property, plant and equipment	335,984	-

Total differed tax asset	1,318,192	81,282

Cumulative valuation allowance	(1,318,192)	(81,282)

Net Deferred Tax Asset	$-	$-

Note 16 – Credit Concentration

The Company to a concentration of credit risk consists primarily of trade accounts receivable with oil and natural gas marketers. Such credit risks are considered by management to be limited due to the financial resources of those Companies.

The purchaser of our North Dakota crude oil, SemCrude, took delivery of JayHawk's June and July production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the July sales but has established an allowance for 80% of the value of the June deliveries, equivalent to $95,810, charging bad debt expense for an equal amount.  At June 30, 2008 66% of the accounts receivable balance was due from Semcrude. Subsequent crude oil production was delivered to a new purchaser where in the credit risk still remains at 42% of the total balance at June 30, 2008.

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 17 - Subsequent Events

On October 31, 2008 we issued 25,000 shares of the Company's common stock, $0.001 par value, in exchange for consulting services.

Note 18 – Commitments and Contingencies

There is no pending litigation or proceeding involving any director or officer of the Company for which indemnification is being sought.  On July 1, 2008, we leased our office space for a period of three years for a fixed monthly rental of $1,500.  Accordingly, our commitment to make these lease payments for the years ending September 30, 2009, 2010, and 2011, is $18,000, $18,000, and $13,500, respectively.

Note 19 – Comparative Figures

Certain comparative figures have been reclassified to conform with current year presentation.

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

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Audit Committee, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2008.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the evaluation, management has concluded that our disclosure controls and procedures are designed at such a level as to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

On June 30, 2008 JayHawk established an audit committee of its Board of Directors, appointed Mr. Don Siemens as its Chairman, and adopted a "Code of Ethics" to promote honest and ethical conduct, proper disclosure of financial information and compliance with applicable laws, rules and regulations by all of the Company's employees and members of the board of directors.

The Company's Audit Committee will assess compliance with the Code of Ethics.  We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

ITEM 8B – OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Lindsay E. Gorrill	46	Chief Executive Officer and Director
Thomas G. Ryman	61	Chief Financial Officer
Darren Schoenroth	38	Vice President, Operations
Mathew J. Wayrynen	46	Chairman of the Board and of Compensation Committee
Don Siemens	62	Director, Chairman of Audit Committee
Jeffrey W. Bright	44	Director, Chairman of Nominating Committee
Marshall D. Goldberg	54	Director, Chairman of Reserve Reporting Committee

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Directors are compensated at the rates of $8,000 per year.  The Chairmen of the Audit Committee is compensated an additional $4,000 per year.  Each other committee chairman is compensated an additional $2,000 per year.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Lindsay E. Gorrill - President & CEO

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Previously he was the president and CEO of Berkley resources, an oil and gas company based in Vancouver, BC. Mr. Gorrill has 17 years experience in the resource sector and 15 years experience in successful international company building.

Darren Schoenroth - Vice President, Operations

Mr. Schoenroth has over 20 years of experience in the oil and gas industry.  He brings to JayHawk a proven successful track record of identifying, bringing on and increasing oil and gas production.  His expertise is in optimization, stimulations, production enhancement, secondary recoveries, and in horizontal and slant well bore technology.

Thomas G. Ryman - Chief Financial Officer

Mr. Ryman was appointed Chief Financial Officer on September 30, 2008, subsequent to the resignation of Mr. Joseph Young, our previous Chief Financial Officer.  Mr. Ryman is a Certified Public Accountant with over 20 years experience in the financial reporting and management functions, formerly serving with Aviation Group, Inc., as Controller, and Cities Service Oil Company, as International Controller.  Mr. Ryman served as an auditor with Arthur Andersen & Co. after earning his BS in Accounting from the University of Baltimore.

Mathew J. Wayrynen - Director

Mr. Wayrynen was appointed to the Board of Directors on April 30, 2008.  Mr. Wayrynen is a citizen of Canada.  He also serves as a director of Quinto Technology (since 2002), as a director of Avino Silver & Gold Mines, Ltd. (since 2004) and as CEO of Berkley Resources, Inc. (since 2003).  Prior to these positions Mr. Wayrynen was a broker with Golden Capital Securities, located in Vancouver, British Columbia.  Mr. Wayrynen is not an officer or director of any other U.S. reporting company.

Don Siemens - Director

Mr. Siemens was appointed to the Board of Directors on June 30, 2008.  Mr. Siemens is a citizen of Canada and is a self-employed corporate finance consultant.  Mr. Siemens is a Chartered Accountant with over 27 years of experience in public company practice, holding senior executive positions in the industry.  He has expertise in mergers and acquisitions and providing advisory services to both Canadian and U.S. corporations.  Mr. Siemens is not an officer or director of any other U.S. reporting entity.

Jeffrey W. Bright - Director

Mr. Bright was appointed to the Board of Directors on April 30, 2008.  Mr. Bright is a citizen of Canada.  Mr. Bright has worked as an attorney since 2003, with the firm of Gowling, Lafleur, & Henderson, LLP, located in Calgary Alberta, Canada.  He is a member of the Association of International Petroleum Negotiators, the Canadian Association of Petroleum Producers, and the Canadian and American Bar Associations.  Mr. Bright is not an officer or director of any other U.S. reporting entity.

Marshall D-Goldberg - Director

Mr. Goldberg was appointed to the Board of Directors on July 29, 2008.  Mr. Goldberg is a citizen of Canada.  He has been employed as a geologist and consultant providing related services in Calgary, Alberta, Canada since 1980.  Since 1997, Mr. Goldberg has been the President of Marlin Consulting Corporation (not to be confused with Marlin Property Management) providing services to oil and gas companies.  Mr. Goldberg is a member of the Canadian and American Societies of Professional Geologists as well as the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during all prior fiscal periods, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics Compliance Program and an Insider Trading Policy providing guidelines with respect to transactions in Company securities and is applicable to all directors, officers, employees and consultants who receive or have accesses to material non-public Company information.

Corporate Governance

The Board does not have an executive committee or any committee performing a similar function.  The Board is in the process of forming an audit committee, of which a majority of the members will be comprised of independent directors.  There have been no material changes to the procedures by which our stockholders may recommend nominees to the board of directors.

 ITEM 10.  EXECUTIVE COMPENSATION.

We had two executive officers who earned more than $100,000 during the 12 months ending September 30, 2008.  Each individual's total compensation consisted only of cash paid as salary or as a monthly fee to an independent contractor.  The following amounts were paid to the respective individuals.

Lindsay E. Gorrill	Chief Executive Officer	$155,000
Darren Schoenroth	Vice President of Operations	$210,000

Employment Agreements with Executive Officers

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2007:

· by each person who is known by us to beneficially own more than 5% of our common stock;
· by each of our officers and directors; and
· by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)
Lindsay E. Gorrill	Common Stock	4,000,000	9.3%
370 Interlocken Blvd Suite 400
Broomfield, CO 800021

All Officers and Directors	Common Stock	4,000,000	9.3%

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

(2) Percentage based on 42,810,929 shares of common stock outstanding as of September 30, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of our prior fiscal year, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2008 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $85,918 and $50,724, respectively.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2008 and 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: December 30, 2008	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ LINDSAY E. GORRILL	Chief Executive Officer, President, and Chairman of the Board	December 30, 2008
Lindsay E. Gorrill

/s/ THOMAS G. RYMAN	Chief Financial Officer	December 30, 2008
Thomas G. Ryman