Form 10-Q
period 2008-12-31
Jayhawk Energy, Inc.
filed 2009-02-13
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                                             to

Commission File Number: 000-53311

JayHawk Energy, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6240 E. Seltice Way, Suite C, Post Falls, Idaho 83854
(Address of principal executive offices)

(208) 667-1328
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 06, 2009, there were 43,961,503 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets:
December 31, 2008 (Unaudited) and September 30, 2008 (Audited)	3

Statements of Operations:
Three Months Ended December 31, 2008 and 2007 (Unaudited)	4

Statements of Cash Flows:
Three Months Ended December 31, 2008 and 2007 (Unaudited)	5

Notes to Unaudited Financial Statements:
December 31, 2008	6

Item 2. Management Discussion and Analysis	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JayHawk Energy, Inc.
Consolidated Balance Sheets

	As at December 31, 2008 (Unaudited)	As at September 30, 2008 (Audited)
Assets
Cash & cash equivalents	$83,799	$82,683
Trade accounts receivable, less allowance for doubtful accounts of $95,810
at December 31, 2008 and September 30, 2008 (Note 3)	258,138	413,862
Other current assets net of allowance for doubtful collections of $9,500	4,472	16,027
Total Current Assets	346,409	512,572

Plant, Property and Equipment
Unproved oil and gas properties, net of allowance for impairment of of $1,474,000 at December 31 and September 30, 2008 and
accumulated amortization of $200,619 and $114,535, respectively (Note4)	2,469,826	2,555,910
Proved and developed oil and gas properties net of accumulated depreciation, depletion and amortization of $836,234 at December 31, 2008
and $613,159 at September 30, 2008 (Note 5)	6,786,568	6,991,043
Computers, office equipment, furniture and leasehold improvements, net of accumulated depreciation of $4,314 at December 31, 2008 and $1,335 at
September 30, 2008	40,598	32,365
Total Net Plant, Property and Equipment	9,296,992	9,579,318

Other Long-Term Assets	189,300	247,586

Total Assets	$9,832,701	$10,339,476
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$437,446	$381,197
Working and royalty interests payable	139,855	106,003
Accrued Taxes, Interest & Other Liabilities	120,046	147,100
Convertible promissory note	570,427	472,038
Total current liabilities	1,267,774	1,106,338

Asset Retirement Obligation (Note 6)	131,241	128,040

Total Liabilities	1,399,015	1,234,378

Stockholders' Equity
Common Stock, $.001 par value; 200,000 shares authorized; shares issued
and outstanding 42,835,928 at 12/31/08 and 42,810,928 at 09/30/07. (Note 7)	42,837	42,812
Additional paid-in capital	12,417,508	12,400,782
Stock issuance obligation	47,559	47,559
Accumulated deficit	(4,074,218)	(3,386,055)
Total Stockholders' Equity	8,433,686	9,105,098

Total Liabilities and Equity	$9,832,701	$10,339,476

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Consolidated Statements of Operations
And Comprehensive Loss (Unaudited)

	For the three months ended December 31, 2008	For the three months ended December 31, 2007
Revenue (Net Working Interest)
Oil Sales	$123,333	$-
Gas Sales	33,700	-
Total Net Revenues	$157,033	$-

Costs and Operating Expenses
Exploration and Production - Kansas	81,133	135,225
Exploration and Production - North Dakota	71,505	-
Depreciation, depletion, and amortization	312,139	-
General and Administrative	221,574	125,645
Other (Income) and Expense	158,844	(2,939)
Total Costs and Expenses	845,195	257,931

Net loss and total comprehensive loss	$(688,162)	$(257,931)

Deficit, beginning of period	(3,386,056)	(257,714)

Deficit, end of period	(4,074,218)	(515,645)

Basic and diluted loss per share	$(0.02)	$(0.01)

Basic weighted average number shares outstanding	42,827,505	36,882,659

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Consolidated Statement of Cash Flows (Unaudited)

	For Quarter Ending December 31, 2008	For Quarter Ending December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(688,162)	$(257,931)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, depletion and amortization	312,139	30
Amortization of Discount on Note Payable	58,286	-
Accretion of convertible promissory note	98,389	-
Accretion in annual asset retirement obligation	3,201	-
Common stock issued in consideration for services	16,750	-
(Increase) decrease in accounts receivable	155,723	-
(Increase) decrease in other current assets	11,555	-
Increase (decrease) in accounts payable	56,249	25,399
Increase in accruals and other current liabilities	6,798	-
Net cash used by operating activities	30,928	(232,502)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	(18,600)	-
Unproved oil and gas property additions	-	-
Other property additions	(11,212)	-
Net cash used in investing activities	(29,812)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-
Borrowings with note payable	-	-
Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,116	(232,502)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,683	525,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,799	$292,615

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Three Months ended December 31, 2008 and December 31, 2007

Note 1 – Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk Energy, Inc. (the "Company") reports on operations using a fiscal year end of September 30.  This report on Form 10-QSB is for the first quarter of the fiscal year to end September 30, 2009, the quarter ending December 31, 2008.  These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP")for complete financial statements.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-KSB for the year ended September 30, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Note 2 - Summary of Significant Accounting Policies

Going Concern - To date we have incurred operating losses.  As of December 31, 2008 we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows.  This will be dependent on our ability to obtain additional financing , to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

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

Use of estimates - The preparation of financial statements in accordance with  U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  Included in these estimates are assumptions about allowances for valuation of deferred tax assets, allowances for doubtful accounts, provisions for asset retirement obligations, depreciation, depletion, and amortization, as well as management’s impairment assessment on its oil and gas properties.  By their very nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Revenue Recognition - Revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property.  Revenues reflected in these financial statements are the Company's net working interest after deduction of amounts attributable to other working and royalty interest owners.  See note above, "Joint Venture Operations" and subsequent Management's Discussion and Analysis.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Three Months ended December 31, 2008 and December 31, 2007

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable – When volumes of crude oil or gas are delivered to the purchaser we record a receivable based on the volumes delivered and field prices on the particular day of delivery.  Subsequently these amounts may be adjusted for various technical factors affecting volumes such as temperature, pressure and content of basic sediment and water.  When it becomes evident that amounts receivable become uncollectible we establish a valuation allowance and record a provision for bad debts in our statement of operations.  Our sales of crude oil and natural gas are delivered into a market with a very concentrated group of purchasers.  As more specifically detailed in Note 3, the  former purchaser of our crude filed for bankruptcy protection in July 2008.

Property, plant and equipment - The Company uses the successful-efforts method of accounting for oil and gas property as defined under Statement of Financial Accounting Standards (SFAS) No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (“FAS 19”). Under this method of accounting, costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells, are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

 We provide depletion  of the capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method, based upon estimated proved reserves.  Support equipment and other property, plant and equipment related to oil and gas production are depreciated on a straight-line basis over their estimated useful lives which range from 5 to 35 years.  Property, plant and equipment unrelated to oil and gas producing activities is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 25 years.

In computing depreciation, depletion, and amortization (DD&A) we take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.  Also, specifically see Note 6, Asset Retirement Obligation.

We review our long-lived assets for impairment at least annually or when events or changes in circumstances indicate that impairment may have occurred in accordance with SFAS 144.  In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed.  Also, specifically see Note 4, Unproved Properties and Impairment.

Share Based Payments – Periodically we compensate specific vendors of goods and services with shares of our common stock.  The fair value of the common shares issued for goods or services rendered by non-employees is measured based on the fair value of the goods or services received.

Income Taxes - Income taxes are determined using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Three Months ended December 31, 2008 and December 31, 2007

Note 3 - Trade Accounts Receivable

Trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the months of June, July, and December 2008, less an allowance for doubtful accounts.  Also included in the aggregate is an amount receivable from other working interests billed for their percentages of joint operating costs.  Specifically, it is detailed as follows at December 31, 2008 and September 30, 2008:

	December 31, 2008	September 30, 2008
Due for crude oil delivered in June & July - SemCrude	$283,485	$283,486
Less: Allowance for doubtful collections	(95,810)	(95,810)
Due for crude oil delivered in December (September)	20,008	181,340
Due for natural gas delivered in December (September)	21,100	19,356
Due from joint operating agreement working interests	29,355	25,490
	$$258,138	$413,862

The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of JayHawk's June and July production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the July sales but has established an allowance for 80% of the value of the June deliveries, equivalent to $95,810, charging bad debt expense for an equal amount.   Amounts receivable at December 31, 2008, for oil and natural gas deliveries were received in January 09.

Note 4 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties consists of the capitalized costs of property acquisitions made during the prior two fiscal years.  At December 31, 2008 and September 30, 2008, net Unproved Properties was the aggregate of the following:

Description	December 31, 2008	September 30, 2008
Land acquisition and retention	$4,144,445	$4,144,445
Less: Accumulated amortization	(200,619)	(114,535)
Less: Allowance for impairment in value	(1,474,000)	(1,474,000)
Total Net Investment in Unproved Properties	$2,469,826	$2,555,910

Impairment of Uniontown Project:  In addition to amortizing the capitalized lease costs, JayHawk periodically reviews and assesses its' unproved properties to determine whether or not they have been impaired.  A property is considered impaired if it will not or cannot be developed.  At that time an allowance is established to revalue the capitalized cost and a provision of equal amount is provided as an operating expense.  Management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided based on geology and proximity to our pipeline, to permit approximately one-third of the original leases acquired to expire without renewal. The Company's inability at September 30, 2008 to fund development of any acreage, justified the creation of an impairment valuation.  The management has estimated the allowance at two-thirds, 67 percent, of the original investment equaling $1,474,000.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Three Months ended December 31, 2008 and December 31, 2007

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,786,568, at December 31, 2008, and $6,991,043 at September 30, 2008.  These net capitalized costs are comprised of the following; detailed by property:

	December 31, 2008	September 30, 2008
Candak, North Dakota Properties
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,200,248	1,200,248
Less accumulated DD&A	(717,295)	(538,042)
Net Capitalized Costs	2,840,705	3,019,958

Girard, Kansas Properties
Field Equipment	653,305	634,705
Capitalized Drilling Costs	807,227	807,227
Less accumulated DD&A	(32,934)	(18,076)
Net Capitalized Costs	1,427,598	1,423,856

JayHawk Gas Transportation
Field Equipment	2,604,270	2,604,270
Less accumulated Depreciation	(86,005)	(57,041)
Net Capitalized Costs	2,518,265	2,547,229

Total Net Proved Oil & Gas Properties	$6,786,568	$6,991,043

Note 6 - Asset Retirement Obligation

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, the Company  recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life.  The Company has identified potential asset retirement obligations at the Girard, Kansas and Candak, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates were projected out to the anticipated retirement date 15 years from when placed in service, at an assumed annual inflation rate of 1.5 percent.   The anticipated future cost of remediation efforts in North Dakota and Kansas are $204,685 and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation.  The asset retirement obligation at December 31, 2008 of $131,241, increased from the September 30, 2008 balance of $128,040 by the amount of this "accretion expense" for this three month  period, $3,201.

Note 7 - Common Stock

On October 31, 2009 the Company issued 25,000 shares of stock to a consultant in exchange for services provided.  The shares were valued at the fair market value of $0.67, on the date of the transaction.  This approximates the value of the services provided.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Three Months ended December 31, 2008 and December 31, 2007

Note 8 – Subsequent events

On January 12, 2009 the Company issued 74,575 shares of  its $0.001 par value Common Stock to Missouri Gas Partners.  Of this amount 22,225 shares represented the total "Stock Issuance Obligation" of $47,559 existing at December 31, 2008.  This represented the residual from the June 30, 2008 transaction, wherein JayHawk agreed to release 25 shares per acre as individual oil and gas mineral leases were renewed.  The remaining 52,350 shares were issued in recognition of the Company's obligation to issue 25 shares per acre for 2,094 acres in lieu of lease renewal.  These shares were valued at $0.51 per share, the fair market value of a share on the day the obligation was recognized.

Also on January 12, 2009, the Company issued a total of 51,000 shares to two individual consultants, in exchange for services provided.   These shares were all valued at $0.41 per share; the fair market value on the date of the transaction.  This approximates the value of the services provided.

On February 5, 2009 the Company completed a private placement of 1,000,000 of  its $.001 par value common shares.  The shares were issued to one private investor in consideration for $200,000  in cash, to be used as working capital.  The private placement was completed in reliance upon  that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4 of that Act.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2008, on Form 10-KSB.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.  For additional risk factors affecting our business see "Risks Related to Our Business," under Item 1. Description of Business in our Annual Report for the period ending September 30, 2008, filed on Form 10-KSB.

JayHawk Energy, Inc. and its wholly owned subsidiary JayHawk Gas Transportation Corporation, (herein referred to as the Company, JayHawk, we and our)  is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed  management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, we changed our name to JayHawk Energy Inc.  Since then, we have devoted our efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties for the purpose of future extraction of resources, and production of oil and natural gas.  To date, we have acquired three main properties, the Uniontown in Kansas, the Candak in North Dakota, and Girard in Kansas.  We did not begin producing and selling oil until the second quarter of the previous fiscal year, the quarter ending March 31, 2008; nor did we produce and sell any natural gas until the third quarter ending June 30, 2008.

Results of Operations for the three months ended December 31, 2008 and 2007

Revenues - For the three months ending December 31, 2008, revenues, reported as JayHawk's net working interest,  were $157,033.  JayHawk delivered from  our Candak, North Dakota properties 4,601 Bbls of crude oil and from our Girard, Kansas properties 10,710 mcf's of natural gas, receiving an average of $42.10/Bbl. and $3.15/mcf for the oil and gas, respectively.  There was no production or sales during the comparable quarter ending December 31, 2007.  The Company's working interest portion of the production and revenue is computed as follows:

Three Months End December 31, 2008
Gross receipts for oil delivered from Candak, North Dakota properties	$193,699
Gross receipts for gas delivered from Girard, Kansas properties	33,700
Total gross receipts	$227,399
Less: Other Working and Royalty Owner's interests	(70,366)
JayHawk's net revenues	$157,033

During the quarter ending December 31, 2008 field prices posted for our Candak, North Dakota crude oil declined from $74.43 in October to $37.27 during the month of December.  At the same time, gas prices paid for our Girard, Kansas production were volatile, fluctuating between $1.85 per mcf and $5.65 per mcf, during the period. .  As evidenced here, the prices we receive for our liquid hydrocarbons and natural gas are very volatile.  Our revenues, operating results and ability to grow in the future are highly dependent on the prices we receive for our oil and natural gas.

Operating Expenses - Total operating expenses for the three months ended December 31, 2008 and 2007 were $746,807, and $257,931, respectively.  These expenses are segregated as follows:

	Quarter End December 31, 2008				Quarter End December 31, 2007
	Candak, N.D	Girard, KS.	G&A	Total	Total
Direct regional costs	$71,505	$81,133	-	$152,638	$135,225
Depreciation, depletion, and amortization	179,255	129,905	2,979	312,139	-
General and administrative expenses	-	-	221,574	221,574	125,645
Other net (income) and expense			60,456	60,456	(2,939)
Totals	$250,760	$211,038	$285,009	$746,807	$257,931

The direct regional costs above totaling $152,638 for the three months ending December 31, 2008, represent direct production costs, including, production and severance taxes, labor, supplies and materials, maintenance, chemicals, and salt water disposal for both the North Dakota and Kansas properties.  The $135,225 reflected here for the comparable period ending December 31, 2007, represented primarily costs associated with the acquisition of the Uniontown properties in Kansas.

General and administrative expenses incurred for the corporate office and  management, for the period ending December 31, 2008 was higher when compared to the same period ending December 31, 2007, primarily due to increased corporate activity, effecting public company expenses (legal, investor relations and communications, audit and regulatory compliance) compensation costs, rent, and all other, detailed as follows:

	Quarter End December 31, 2008	Quarter End December 31, 2007
Legal, audit and investor relations	$76,020	$26,907
Salaries and wages	91,198	73,314
Independent contractors	26,000	-
Insurance	11,177	11,135
Rent corporate office	4,500	3,200
All other general and administrative expenses	12,679	11,089
Total general and administrative expenses	$221,574	$125,645

Other expenses in the period ending December 31, 2008, of $158,844 is the net of the following detailed items;

Interest expense	$24,000
Accretion of convertible note payable	98.389
Amortization of note discount	58,285
Accretion of asset retirement obligation	3,201
Bad debt expense	3,000
Net of debt forgiveness income	(28,031)
Total net other expenses	$158,844

The accretion expense associated with the convertible note payable and amortization of note discount are both non-cash charges to operations related to the Convertible Note Payable more thoroughly discussed in the Notes to the Financial Statements, Note 8.  None of these expenses were incurred during the period ending December 31, 2007, which reflected only $2,939 of interest earned.

Cash Flows, Liquidity and Capital Resources

Net cash provided by operating activities totaled $30,928 in the quarter ending December 31, 2008, compared to $232,502 used  in operating activities for the three month period ending December 31, 2007.  Cash provided by operations benefited from collection of accounts receivable existing at year end September 30, 2008.

Net cash used in investing activities totaled $29,812 in the three months ending December 31, 2008 as compared to zero in the same period ending December 31, 2007.

No cash was provided by financing activities in either quarter ending December 31, 2008 or 2007.  The net change in cash and cash equivalents is the sum of cash provided by operating activities and the cash used in investing activities, or a net total of $1,116 which is the increase in the Company's cash balance of $82,683 existing at September 30, 2008 to the cash balance at December 31, 2008 of $83,799.  Our main sources of liquidity are cash and internally generated cash flow from the sale of crude oil and natural gas.  At December 31, 2008 our current assets totaled $346,409 and our current liabilities totaled $1,169,385. As of December 31, 2008, we have limited financial resources with which to achieve our objectives, and obtain profitability and positive cash flows.

 As clearly demonstrated in this current quarter ending December 31, 2008, our revenue and operating cash flows, are highly dependent on the prices we receive for crude oil and natural gas.  A substantial and continued decline in these prices will further reduce our operating results and cash flows and will impact our rate of growth and the carrying values of our assets.  For the immediate future we plan to reduce our operating expenses, consolidate our properties, and fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.  As commented upon above in Note 8, on February 5, 2009 we did obtain additional working capital in the amount of $200,000 in consideration of the issuance of 1,000,000 shares of the Company's common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls - There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1          Rule 13a - 14(a) / 15d - 14(a) Certification of CEO
31.2          Rule 13a - 14(a) / 15d - 14(a) Certification of CFO
32.1          Section 1350 Certification of CEO
32.2          Section 1350 Certification of CFO

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Colorado corporation

Date: February 12, 2009	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director

Date: February 12, 2009	By:	/s/ Thomas G. Ryman
Thomas G. Ryman Chief Financial Officer