Form 10-K/A
period 2008-09-30
Jayhawk Energy, Inc.
filed 2009-04-22
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB
ON FORM 10-K

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

EXPLANATORY NOTE

JayHawk Energy, Inc. (the Company) is filing this Amendment No. 1 to form 10-KSB on Form 10-K/A (this Amendment) to amend its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, which was originally filed with the Securities Exchange Commission on December 30, 2008 (the "Initial Filing").

This Amendment, amends Item 6, Management's Discussion and Analysis and Note 1, of the Item 8's, Notes to the Consolidated Financial Statements, and adds certain supplementary information required by SFAS 69, concerning "Disclosures about Oil and Gas Producing Activities.  Additionally, Item 8A has been amended to more fully comply with Rule 13a-15 of the Securities Exchange Act of 1934 and add Item 8A(T) Managements Annual Report on Internal Control Over Financial Reporting.  Paragraphs numbered 4 of Exhibits 31.1 and 31.2, Certifications pursuant to section 302 of the Sarbanes-Oxley Act by the Chief Executive Officer and Chief Financial Officer, respectively, have been amended.

Pursuant to Rule 12-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act) the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.  This Amendment should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

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

On January 16, 2008, JayHawk purchased from JED Oil (USA) Inc. a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  In consideration for these properties JayHawk paid JED Oil $3.5 million in cash.  The cash used to complete this transaction was raised in the private placement transaction more fully described in Note 8 of the "Notes to Financial Statements."  Because of the significance of this acquisition, Securities and Exchange rules and regulations define operations of these five wells (the Candak properties) to be "predecessor operations and an acquired business".  As such, the Securities and Exchange Commission, through Article 8-04 of Regulation S-X, requires a complete set of audited financial statements of the acquired business operations to be provided for at least the two most recent fiscal years.

As a consequence of the previous operator being in bankruptcy proceedings and having limited staff, sufficient evidential material was unavailable to our external auditors to prepare complete financial statements reflecting the carved out operations of the five wells.  These would be required for the period from October 1, 2006 through September 30, 2007 and from October 1, 2007 through January 16, 2008, the date of the acquisition.  We did not have any previous relationship with the prior operator and there were no ongoing arrangements with the prior operator.  Failure to provide this information will preclude the Company from completing a registration statement with the Securities and Exchange Commission prior to having sufficient historical financial information on these operations for a two year  period.  This condition should be met with the completion of the fiscal year ending September 30, 2009.

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

Omitted Financial Information

On January 16, 2008, JayHawk purchased from JED Oil (USA) Inc. a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area."  Because of the significance of this acquisition, Securities and Exchange rules and regulations define operations of these five wells (the Candak properties) to be "predecessor operations and an acquired business".  As such, the Securities and Exchange Commission, through Article 8-04 of Regulation S-X, requires a complete set of audited financial statements of the acquired business operations to be provided for at least the two most recent fiscal years.

As a consequence of the previous operator being in bankruptcy proceedings and having limited staff, sufficient evidential material was unavailable to our external auditors to prepare complete financial statements reflecting the carved out operations of the five wells.  These would be required for the period from October 1, 2006 through September 30, 2007 and from October 1, 2007 through January 16, 2008, the date of the acquisition.  We did not have any previous relationship with the prior operator and there were no ongoing arrangements with the prior operator.  Failure to provide this information will preclude the Company from completing a registration statement with the Securities and Exchange Commission prior to having sufficient historical financial information on these operations for a two year  period.  This condition should be met with the completion of the fiscal year ending September 30, 2009.

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

SUPPLEMENTARY OIL AND GAS DISCLOSURES
(Unaudited)

The supplementary oil and gas data that follows is presented in accordance with FAS No. 69, Disclosures about Oil and Gas Producing Activities, and includes (1) costs incurred, capitalized costs and results of operations relating to oil and gas producing activities, (2) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves, including a reconciliation of changes therein.

COSTS INCURRED, CAPITALIZED COSTS, AND RESULTS OF OPERATIONS
RELATING TO OIL AND GAS OPERATIONS

1.  Costs Incurred in Oil and Gas Producing Activities (in $000's)

	12 Months End
	September 30
	2008	2007
Property acquisitions
Unproved properties	$1,944	$2,200
Proved properties (includes wells, equipment and
related facilities acquired with proved reserves)	6,161	−
Exploration	−	−
Production and development capital expenditures	1,327	−

2.  Capitalized Costs Relating to Oil and Gas Producing Activities (in $000's)

	At September 30
	2008	2007
Unproved properties	$4,144	$2,200
Proved properties	2,358	−
Wells, equipment and related facilities	5,246	−
Total capitalized costs	11,748	2,200
Less: Allowance for depreciation, depletion, amortization and lease impairment	(2,202)	−
Net capitalized costs	$9,546	$2,200

3.  Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil producing activities, corporate overhead items, interest expense and other gains and losses.  Therefore, these results are on a different basis than results of operations reported upon in management's discussion and analysis.

For the twelve months ending September 30, 2007, there were no oil and gas producing activities.  All operations were conducted within the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.  Because of limited funding, exploration activities are not being conducted at this time.  The following presentation is for the twelve months ending September 30, 2008:

	North Dakota	Kansas	Combined
	Oil	Gas

Operating revenue	$1,108,055	$91,782	$1,199,837
Costs and expenses
Production expenses	280,689	226,552	507,241
Exploration expenses	−	−	−
General and administrative expenses	117,726	215,593	333,319
Depreciation, depletion and amortization	538,041	189,652	727,693
Total costs and expenses	936,456	631,797	1,568,253

Results of operations before income taxes	$171,599	(540,015)	(368,416)
Provision for income taxes	−	−	−
Results of operations	$171,599	$(540,015)	$(368,416)

Oil and Gas Reserves

The Company's oil and gas reserves are calculated in accordance with SEC standards and definitions as set forth in Rule 4-10 of Regulation S-X and the requirements of the SFAS 69.  Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped oil and gas reserves are those that are expected to be recovered from new wells on undrilled acreage.

The Company's reserve estimation and reporting process involves an annual independent third party reserve determination and appraisal.  The reserve estimates reported below are determined independently by the consulting firm of McDaniel & Associates Consultants Ltd. and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.

All of JayHawk Energy's oil and gas reserves are within the continental United States in the states of North Dakota and Kansas.  Based on this evaluation described in the preceding paragraph, the Company's net interest in proved developed and proved developed and undeveloped reserves is disclosed in the following table; in thousands of barrels (Bbls):

	Proved
	Developed	Proved
	and Undeveloped	Developed
	Reserves	Reserves
	Net	Net
At October 1, 2007	−	−
Revisions of previous estimates	−	−
Purchases of minerals in place	72	72
Production & sales of minerals in place	(13)	(13)
At September 30, 2008	58	58

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Future net cash flows are calculated by applying year-end oil and gas prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions.  The discounted future net cash flow estimates required by FAS No. 69 do not include exploration expenses, interest expense or corporate general and administrative expenses.  The selling prices of crude oil and natural gas are highly volatile.  The year-end prices, which are required to be used for the discounted future net cash flows may not be representative of future selling prices.  The future net cash flow estimates could be materially different if other assumptions were used.  As this is the first year for presenting a standardized measure of discounted cash flows relating to the Company's proved oil and gas reserves, there are no changes in the measuring process.  The following table presents in $ 000's, the estimated future cash flows related to the Company's proved oil and gas reserves:

Future revenues	$4,125.7
Less:
Future production costs	1,653.7
Future development costs	−−
Future income tax expense	−−
Total cash outflows	1,653.7
Future net cash flows	2,472.0
Less: Discount at 10% annual rate	892.3
Standardized measure of discounted future net cash flows	$1,579.7

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

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Audit Committee, our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as of September 30, 2008.  Based on the evaluation, management has concluded that our disclosure controls and procedures were effective.

 (b) Changes in internal control over financial reporting

During the fourth quarter of the fiscal year ending September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or were reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8A(T) - MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Board of Directors, Chief Executive Officer, and Chief Financial Officer of JayHawk Energy, Inc. are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15 of the Securities Exchange Act of 1934.  JayHawk's internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and fair presentation of published financial statements.

The management of JayHawk assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this assessment, management believes that, as of September 30, 2008, JayHawk's internal control over financial reporting was effective.

This annual report does not include an attestation report of the company's independent registered public accounting firm as to the effectiveness of JayHawk's internal controls over financial reporting due to a transition period established by rules of the Securities and Exchange Commission.  Our independent registered public accounting firm will be engaged to express an opinion on the effectiveness of our internal controls over financial reporting for the fiscal year end September 30, 2009.

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

JAYHAWK ENERGY, INC.

Date: April 22, 2009	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ LINDSAY E. GORRILL	Chief Executive Officer, President, and Chairman of the Board	April 22, 2009
Lindsay E. Gorrill

/s/ THOMAS G. RYMAN	Chief Financial Officer	April 22, 2009
Thomas G. Ryman