Form 10-Q/A
period 2008-12-31
Jayhawk Energy, Inc.
filed 2009-04-22
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

JayHawk Energy, Inc. (the Company) is filing this Amendment No. 1 to form 10-Q on Form 10-Q/A (this Amendment) to amend its Quarterly Report on Form 10-Q for the period ended December 31, 2008, which was originally filed with the Securities Exchange Commission on February 13, 2009 (the "Initial Filing").

This Amendment, amends Paragraphs numbered 4 of Exhibits 31.1 and 31.2, Certifications pursuant to section 302 of the Sarbanes-Oxley Act by the Chief Executive Officer and Chief Financial Officer, respectively.

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

(b) Changes in internal controls - There were no changes in our internal controls over financial reporting, during this last fiscal quarter, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JayHawk Energy, Inc., a Colorado corporation

Date: April 22, 2009	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director

Date: April 22, 2009	By:	/s/ Thomas G. Ryman
Thomas G. Ryman Chief Financial Officer