Form 10-Q
period 2009-03-31
Jayhawk Energy, Inc.
filed 2009-05-08
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(208) 667-1328
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12  months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 06, 2009, there were 44,046,903 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2009

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets:
March 31, 2009 (Unaudited) and September 30, 2008 (Audited)	3

Statements of Operations:
Three and Six Months Ended March 31, 2009 and 2008 (Unaudited)	4

Statements of Cash Flows:
Six Months Ended March 31, 2009 and 2008 (Unaudited)	5

Notes to Unaudited Financial Statements:
March 31, 2009	6

Item 2. Management Discussion and Analysis	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 JAYHAWK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	As at March 31, 2009 (Unaudited)	As at September 30, 2008 (Audited)
Assets

Cash & cash equivalents	$20,930	$82,683
Trade accounts receivable, less allowance for doubtful accounts of $95,810
at March 31, 2009 and September 30, 2008 (Note 3)	281,482	413,862
Other current assets net of allowance for doubtful collections of $9,500	6,629	16,027
Total Current Assets	309,041	512,572

Plant, Property and Equipment
Unproved oil and gas properties, net of allowance for impairment of of $1,474,000 at March 31, 2009 and September 30, 2008 and
accumulated amortization of $259,992 and $114,535, respectively (Note4)	2,411,613	2,555,910
Proved and developed oil and gas properties net of accumulated depreciation, depletion and amortization of $974,486 at March 31, 2009
and $613,159 at September 30, 2008 (Note 5)	6,648,316	6,991,043
Computers, office equipment, furniture and leasehold improvements, net of accumulated depreciation of $7,312 at March 31, 2009 and $1,335 at
September 30, 2008	37,600	32,365
Total Net Plant, Property and Equipment	9,097,529	9,579,318

Other Long-Term Assets	132,814	247,586

Total Assets	$9,539,384	$10,339,476

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$310,092	$381,197
Working and royalty interests payable	61,452	106,003
Deferred compensation	30,000	─
Accrued Taxes, Interest & Other Liabilities	137,185	147,100
Convertible promissory note	668,815	472,038
Total current liabilities	1,207,544	1,106,338

Asset Retirement Obligation (Note 6)	134,442	128,040

Total Liabilities	1,341,986	1,234,378

Stockholders' Equity
Common Stock, $.001 par value; 200,000,000 shares authorized; shares issued and outstanding 43,961,503 at March 31, 2009 and 42,810,928
at September 30, 2008. (Note 7)	43,962	42,812
Additional paid-in capital	12,711,551	12,400,782
Stock issuance obligation	14,555	47,559
Accumulated deficit	(4,572,670)	(3,386,055)

Total Stockholders' Equity	8,197,398	9,105,098

Total Liabilities and Equity	$9,539,384	$10,339,476

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF  OPERATIONS
And Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue
Oil Sales	$61,599	$258,557	$184,932	$258,557
Gas Sales	29,213	─	62,913	─
Total Net Revenues	$90,812	$258,557	$247,845	$258,557

Costs and Operating Expenses
Exploration and production expenses	107,571	100,802	260,209	100,802
Depreciation, depletion and amortization	200,623	149,224	512,761	149,253
General and administration expenses	101,627	224,148	323,202	349,764
Other (income) and expense	179,443	(4,720)	338,287	(7,658)
Total Costs and Operating Expenses	589,264	469,454	1,434,459	592,161

Loss from continuing operations before income tax expense	$(498,452)	$ (210,897)	$(1,186,614)	$(333,604)

Income tax expense	─	─	─	─
Deferred tax benefit	─	─	─	─

Net loss and total comprehensive loss	$(498,452)	$(210,897)	$(1,186,614)	$(333,604)

Basic and diluted loss per share	$(0.01)	$ (0.01)	$(0.03)	$(0.01)

Basic and diluted weighted average shares outstanding	43,544,761	38,955,641	43,182,192	37,919,150

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(1,186,614)	$(333,604)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, depletion and amortization	512,761	149,253
Amortization of discount on convertible note payable	116,572	-
Accretion of convertible promissory note	196,777	-
Accretion in annual asset retirement obligation	6,402	-
Common stock issued in consideration for services	78,916	-
(Increase) decrease in accounts receivable	132,380	(106,219)
(Increase) decrease in other current assets	7,598	(8,626)
Increase (decrease) in accounts payable	(71,105)	20,091
Increase in accruals and other current liabilities	(24,467)	-
Net cash used by operating activities	$(230,780)	$(279,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved and unproved oil and gas property additions	(18,600)	(3,630,183)
Other property additions	(12,373)	(1,234,248)
Net cash used in investing activities	$(30,973)	$(4,864,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	200,000	4,900,000
Net cash provided by financing activities	$200,000	$4,900,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(61,753)	$(243,536)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,683	525,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,930	$281,581

Supplemental Disclosure of Cash Flow and Non-cash Investing Activities
Income tax paid	-	-
Interest paid	-	-
Property and equipment purchased with common stock	-	$2,436,130

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended March 31, 2009

Note 1 – Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk Energy, Inc. (the "Company") reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the second quarter of the fiscal year to end September 30, 2009, the quarter ending March 31, 2009.  These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (SEC) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-KSB for the year ended September 30, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Note 2 - Summary of Significant Accounting Policies

Going Concern - To date  the Company has incurred operating losses.  As of March 31, 2009 we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows. This will be dependent on our ability to obtain additional financing , to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

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
For the Period Ended March 31, 2009

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

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended March 31, 2009

Note 3 - Trade Accounts Receivable

Trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the months of June and July of 2008, and March of 2009, less an allowance for doubtful accounts.  Also included in the aggregate is an amount receivable from other working interests billed for their percentages of joint operating costs.  Specifically, it is detailed as follows at March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Due for crude oil delivered in June & July - SemCrude	$283,485	$283,486
Less: Allowance for doubtful collections	(95,810)	(95,810)
Due for crude oil delivered	80,047	181,340
Due for natural gas delivered	7,725	19,356
Due from joint operating agreement working interests	6,035	25,490
	$281,482	$413,862

The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of  the Company'sJune and July production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the July sales but has established an allowance for 80% of the value of the June deliveries, equivalent to $95,810, charging bad debt expense for an equal amount.   Amounts receivable at March 31, 2009, for oil and natural gas deliveries were received in April 2009.

Note 4 – Unproved Properties and Impairment

The Company's total investment in unproved properties consists of the capitalized costs of property acquisitions made during the prior two fiscal years.  At March 31, 2009 and September 30, 2008, net Unproved Properties was the aggregate of the following:

Description	March 31, 2009	September 30, 2008
Land acquisition and retention	$4,145,605	$4,144,445
Less: Accumulated amortization	(259,992)	(114,535)
Less: Allowance for impairment in value	(1,474,000)	(1,474,000)
Total Net Investment in Unproved Properties	$2,411,613	$2,555,910

Impairment of Uniontown Project:  In addition to amortizing the capitalized lease costs, the Company periodically reviews and assesses its' unproved properties to determine whether or not they have been impaired.  A property is considered impaired if it will not or cannot be developed.  At that time an allowance is established to revalue the capitalized cost and a provision of equal amount is provided as an operating expense.  Management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided based on geology and proximity to our pipeline, to permit approximately one-third of the original leases acquired to expire without renewal. The Company's inability at September 30, 2008 to fund development of any acreage, justified the creation of an impairment valuation.  The management has estimated the allowance at two-thirds, 67 percent, of the original investment equaling $1,474,000.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended March 31, 2009

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,648,316, at March 31, 2009, and $6,991,043 at September 30, 2008.  These net capitalized costs are comprised of the following; detailed by property:

	March 31, 2009	September 30, 2008
Candak, North Dakota Properties
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,200,248	1,200,248
Less accumulated DD&A	(812,094)	(538,042)
Net Capitalized Costs	2,745,906	3,019,958

Girard, Kansas Properties
Field Equipment	796,033	634,705
Capitalized Drilling Costs	662,899	807,227
Less accumulated DD&A	(47,423)	(18,076)
Net Capitalized Costs	1,411,509	1,423,856

JayHawk Gas Transportation
Field Equipment	2,605,870	2,604,270
Less accumulated Depreciation	(114,969)	(57,041)
Net Capitalized Costs	2,490,901	2,547,229

Total Net Proved Oil & Gas Properties	$6,648,316	$6,991,043

Note 6 - Asset Retirement Obligation

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, the Company  recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life.  The Company has identified potential asset retirement obligations at the Girard, Kansas and Candak, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates were projected out to the anticipated retirement date 15 years from when placed in service, at an assumed annual inflation rate of 1.5 percent.   The anticipated future cost of remediation efforts in North Dakota and Kansas are $204,685 and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation.  The asset retirement obligation at March 31, 2009 of $134,442, increased from the September 30, 2008 balance of $128,040 by the amount of this "accretion expense" for the  six month  period, $6,402

Note 7 - Common Stock

On October 31, 2008 the Company issued 25,000 shares of stock to a consultant in exchange for services provided.  The shares were valued at the fair market value of $0.67, on the date of the transaction.  This approximates the value of the services provided.

On January 12, 2009 the Company issued 74,575 shares of  its $0.001 par value Common Stock to Missouri Gas Partners.  Of this amount 22,225 shares represented the total "Stock Issuance Obligation" of $47,559 existing at December 31, 2008.  This represented the residual from the June 30, 2008 transaction, wherein the Company agreed to release 25 shares per acre as individual oil and gas mineral leases were renewed.  The remaining 52,350 shares were issued in recognition of the Company's obligation to issue 25 shares per acre for 2,094 acres in lieu of lease renewal.  These shares were valued at $0.51 per share, the fair market value of a share on the day the obligation was recognized.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended March 31, 2009

Note 7 - Common Stock (cont.)

Also on January 12, 2009, the Company issued a total of 51,000 shares to two individual consultants, in exchange for services provided.   These shares were all valued at $0.41 per share; the fair market value on the date of the transaction.  This approximates the value of the services provided.

On February 5, 2009 the Company completed a private placement of 1,000,000 of  its $.001 par value common shares.  The shares were issued to one private investor in consideration for $200,000  in cash, that was used as working capital.  The private placement was completed in reliance upon  that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4 of that Act.

Note 8 – Subsequent events

On April 20, 2009 the Company issued 85,400 shares of  its $0.001 par value Common Stock to three vendors as compensation for services rendered.  These shares were valued at $0.20 per share; the fair market value on the date of the transaction for two of the vendors, and at $0.15 per share for the third.  This approximates the value of the services provided.

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

JayHawk Energy, Inc. and its wholly owned subsidiary JayHawk Gas Transportation Corporation, (herein referred to as the Company, JayHawk, we and our)  is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in April 2004 as Bella Trading Company, Inc. and changed  management and entered the oil and gas business in June of 2007.  At that time we changed our name to JayHawk Energy Inc.  Since then, we have devoted our efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties for the purpose of future extraction of resources, and production of oil and natural gas.  To date, we have acquired three main properties, the Uniontown in Kansas, the Candak in North Dakota, and Girard in Kansas.  We did not begin producing and selling oil until the second quarter of the previous fiscal year, the quarter ending March 31, 2008; nor did we produce and sell any natural gas until the third quarter ending June 30, 2008.

On January 16, 2008, JayHawk purchased the Candak properties from JED Oil (USA) Inc. a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  In consideration for these properties JayHawk paid JED Oil $3.5 million in cash.  Because of the significance of this acquisition, Securities and Exchange rules and regulations define operations of these five wells (the Candak properties) to be "predecessor operations and an acquired business".  As such, the Securities and Exchange Commission, through Article 8-04 of Regulation S-X, requires a complete set of audited financial statements of the acquired business operations to be provided for at least the two most recent fiscal years.

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

Results of Operations

Revenues - derived from oil sales delivered from our Candak, North Dakota properties are reported at our net working interest.  For the three month and six month periods ending March 31, 2009, net revenues before production and severance taxes, were $61,599 and $184,932, respectively.  These net revenues compare to $258,557 for both the same periods end in 2008.  As previously discussed, these operations did not begin until January of 2008.  The unfavorable apparent decline in revenues is primarily attributable to declines in prices received for our crude oil.  Prices received during the quarter ending March 31, 2008 averaged $81.61 per barrel whereas during this quarter ending March 31, 2009 prices received averaged only $34.77.  This represents a 57 percent decline from the comparable period in 2008.  Additionally, all five wells where shut-in and did not produce during the month of January 2009, due to constraints of weather conditions.

Revenues derived from the sale of gas produced and delivered from our Girard, Kansas properties for the three and six months ending March 31, 2009 were $29,213 and $62,913, respectively.  There were no gas sales during the comparable periods of 2008 as there was no production until the quarter ending June 30, 2008.  Gas prices paid for our Girard, Kansas production have continued to be volatile, fluctuating from a high of $4.67 received in January to a low of $2.48 per mcf received in March 2009.  Our revenues, operating results and ability to grow in the future are highly dependent on the prices we receive for our oil and natural gas.

Operating Expenses - include direct production expenses such as field labor, fuel, power, well repair and maintenance, saltwater disposal and severance taxes, depreciation, depletion and amortization and corporate general and administrative expenses and other income and expense.  There was no production from the Girard, Kansas properties during the comparable 2008 periods and all direct production expense is associated with the Candak, North Dakota properties.  The following two tables segregate these expenses by producing properties and the corporate office for three months and six months, respectively:

	Quarter End March 31, 2009				March 31, 2008
	Candak, N.D.	Girard, KS.	G&A	Total	Total
Direct production costs	$35,695	$71,876	-	$107,571	$100,802
Depreciation, depletion, and amortization	109,289	88,337	2,997	200,623	149,224
General and administrative expenses	-	-	101,627	101,627	224,148
Other net (income) and expense			179,443	179,443	(4,720)
Totals	$144,984	$160,213	$284,067	$589,264	$469,454

	For the Six Months End March 31, 2009				March 31, 2008
	Candak, N.D.	Girard, KS.	G&A	Total	Total
Direct production costs	$107,200	$153,009	-	$260,209	$100,802
Depreciation, depletion, and amortization	274,054	232,731	5,976	512,761	149,253
General and administrative expenses	-	-	323,202	323,202	349,764
Other net (income) and expense			338,287	338,287	(7,658)
Totals	$381,254	$385,740	$667,465	$1,434,459	$592,161

General and administrative expenses incurred during the three month periods ending March 31, 2009 and 2008 totaled $101,627 and $224,148, respectively.  Detail is as follow:

General and Administrative Expenses:

	Periods End March 31, 2009		Periods End March 31, 2008
	Three Months	Six Months	Three Months	Six Months
Salaries, wages and compensation	$35,076	$152,275	$146,675	$219,990
Legal and audit fees	27,036	50,642	40,053	58,484
Other public company expenses	1,204	53,618	5,509	13,985
Insurance	2,870	14,047	8,658	19,794
All other general and administrative expenses	35,441	52,620	23,253	37,511
Total	$101,627	$323,202	$224,148	$349,764

Other Income and Expenses - for the three and six month periods ending March 31, 2009, are detailed below.  For the comparable periods ending March 31, 2008, other income and expenses was comprised only of interest income of $4,720, for the three month period and $7,658 for the six month period.

	Periods End March 31, 2009
	Three Months	Six Months
Net interest (income) expense	$19,567	$43,501
Accretion of convertible note payable	98,389	196,777
Amortization of note discount	58,286	116,572
Accretion of asset retirement obligation	3,201	6,402
Net debt forgiveness (income)	-	(24,965)
Total	$179,443	$338,287

Cash Flows, Liquidity and Capital Resources

As of March 31, 2009, our current assets totaled $309,041, consisting of cash,  $20,930, accounts receivable, $281,482, and prepaid expenses $6,629.  At the same time, our current liabilities were $1,207,544.  Our main sources of liquidity are cash and internally generated cash flow from the sale of crude oil and natural gas.  As of March 31, 2009, we have limited financial resources with which to achieve our objectives, and obtain profitability and positive cash flows.

The net change in cash and cash equivalents is the sum of cash used by operating activities and in investing activities, and that provided by financing activities for a net total decrease in cash of $61,753 for the six months ending March 31, 2009.  This decreased our cash balance from $82,683 existing at September 30, 2008 to the cash balance at March 31, 2009 of $20,930.

Net cash used by operating activities totaled $230,780 for the six months ending March 31, 2009, compared to $279,105 used  in operating activities for the three month period ending March 31, 2008.

Net cash used in investing activities totaled $30,973 in the six months ending March 31, 2009 as compared to $4,864,431 in the same period ending March 31, 2008.

Net cash provided by financing activities during the six months ending March 31, 2009 was $200,000 (see Note 7, of Notes to Financial Statements).  For the six month period ending March 31, 2008, $4,900,000 was provided by financing activities.

As clearly demonstrated in this current quarter ending March 31, 2009, our revenue and operating cash flows, are highly dependent on the prices we receive for crude oil and natural gas.  A substantial and continued decline in these prices will further reduce our operating results and cash flows, and will impact our rate of growth and the carrying values of our assets.  For the immediate future we plan to reduce our operating expenses, consolidate our properties, and fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4T. Controls and Procedures

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

(b) Changes in internal controls - There were no significant changes in our internal controls during this last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JayHawk Energy, Inc., a Colorado corporation

Date: May 8, 2009	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director

Date: May 8, 2009	By:	/s/ Thomas G. Ryman
Thomas G. Ryman Chief Financial Officer