Form 10-Q
period 2009-06-30
Jayhawk Energy, Inc.
filed 2009-08-12
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 06, 2009, there were 44,479,496 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2009

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheets:
June 30, 2009 (Unaudited) and September 30, 2008 (Audited)	3

Statements of Operations:
Three and Nine Months Ended June 30, 2009 and 2008 (Unaudited)	4

Statements of Cash Flows:
Nine Months Ended June 30, 2009 and 2008 (Unaudited)	5

Notes to Unaudited Financial Statements:
June 30, 2009	6

Item 2. Management Discussion and Analysis	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 JAYHAWK ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	As at June 30, 2009 (Unaudited)	As at September 30, 2008 (Audited)
Assets
Cash & cash equivalents	$90,684	$82,683
Trade accounts receivable, less allowance for doubtful accounts of $119,763
at June 30, 2009 and $95,810 at September 30, 2008 (Note 3)	301,078	413,862
Other current assets net of allowance for doubtful collections of $9,500	4,961	16,027
Total Current Assets	396,723	512,572

Plant, Property and Equipment
Unproved oil and gas properties, net of allowance for impairment of of $1,474,000 at June 30, 2009 and September 30, 2008 and
accumulated amortization of $332,961 and $114,535, respectively (Note 4)	2,338,643	2,555,910
Proved and developed oil and gas properties net of accumulated depreciation, depletion and amortization of $1,238,890 at June 30, 2009
and $613,159 at September 30, 2008 (Note 5)	6,383,912	6,991,043
Computers, office equipment, furniture and leasehold improvements, net of accumulated depreciation of $10,309 at June 30, 2009 and $1,335 at
September 30, 2008.	34,603	32,365
Total Net Plant, Property and Equipment	8,757,158	9,579,318

Other Long-Term Assets	74,529	247,586

Total Assets	$9,228,410	$10,339,476

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$326,894	$381,197
Working and royalty interests payable	123,605	106,003
Deferred compensation	30,000	─
Accrued Taxes, Interest & Other Liabilities	226,066	147,100
Convertible promissory note (Note 6)	767,204	472,038
Total current liabilities	1,473,769	1,106,338

Asset Retirement Obligation (Note 7)	137,643	128,040

Total Liabilities	1,611,412	1,234,378

Stockholders' Equity
Common Stock, $.001 par value; 200,000,000 shares authorized; shares issued
and outstanding 44,136,704 at June 30, 2009 and 42,810,929 at September 30, 2009 (Note 8).	44,137	42,812
Additional paid-in capital	12,741,401	12,400,782
Stock issuance obligation	-	47,559
Accumulated deficit	(5,168,540)	(3,386,055)

Total Stockholders' Equity	7,616,998	9,105,098

Total Liabilities and Equity	$9,228,410	$10,339,476

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF  OPERATIONS
And Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Oil Sales	$144,257	$430,022	$295,214	$688,579
Gas Sales	25,150	22,293	88,064	22,293
Total Net Revenues	$169,407	$452,315	$383,278	$710,872

Costs and Operating Expenses
Exploration and production expenses	87,978	272,494	287,514	373,296
Depreciation, depletion and amortization	340,371	333,892	853,132	483,145
General and administration expenses	131,745	509,067	481,646	858,437
Other (income) and expense	205,184	(1,594)	543,471	(9,253)
Total Costs and Operating Expenses	765,278	1,113,859	2,165,763	1,705,625

Loss from continuing operations before income tax expense	$(595,871)	$ (661,544)	$(1,782,485)	$(994,753)

Income tax expense	─	─	─	─
Deferred tax benefit	─	─	─	─

Net loss and total comprehensive loss	$(595,871)	$(661,544)	$(1,782,485)	$(994,753)

Basic and diluted loss per share	$(0.01)	$ (0.02)	$(0.04)	$(0.03)

Basic and diluted weighted average shares outstanding	44,060,385	41,694,045	43,474,923	39,177,448

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 For the Nine Months Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(1,782,485)	$(994,753)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, depletion and amortization	853,132	483,145
Amortization of discount on convertible note payable	174,857	-
Accretion of convertible promissory note	295,166	-
Accretion in annual asset retirement obligation	9,603	-
Common stock issued in consideration for services	94,385	58,000
(Increase) decrease in accounts receivable	112,784	(129,866)
(Increase) decrease in other current assets	11,066	(1,800)
Increase (decrease) in accounts payable	(54,303)	36,754
Increase (decrease) in accruals and other current liabilities	126,568	-
Net cash provided (used) by operating activities	$(159,227)	$(548,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved and unproved oil and gas property additions	(19,760)	(1,202,974)
Other property additions	(13,012)	(4,286,193)
Net cash used in investing activities	$(32,772)	$(5,489,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	200,000	5,899,901
Net cash provided by financing activities	$200,000	$5,899,901

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$8,001	$(137,786)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,683	525,117

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,684	$387,331

Supplemental Disclosure of Cash Flow and Non-cash Investing Activities
Income tax paid	-	-
Interest paid	-	-
Property and equipment purchased with common stock	-	$3,069,141

See Accompanying Notes to the Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended June 30, 2009

Note 1 – Basis of Presentation

These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk Energy, Inc. (the "Company") reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the third quarter of the fiscal year to end September 30, 2009, the quarter ending June 30, 2009.  These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (SEC) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-KSB for the year ended September 30, 2008 as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Note 2 - Summary of Significant Accounting Policies

Going Concern - To date  the Company has incurred operating losses.  As of June 30, 2009 we have limited financial resources with which to achieve our objectives.  Achieving profitability and positive cash flows will be dependent on our ability to obtain additional financing, to locate profitable reserve properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

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

Use of estimates - The preparation of financial statements in accordance with  U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  Included in these estimates are assumptions about allowances for valuation of deferred tax assets, allowances for doubtful accounts, provisions for asset retirement obligations, depreciation, depletion, and amortization, as well as management’s impairment assessment on its oil and gas properties.  By their very nature, these estimates are subject to measurement uncertainty.  The effect on the financial statements of changes in these estimates, in future periods, could be significant. These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

Loss per common share - Basic loss per share is calculated based on the weighted average number of common shares outstanding.  Diluted loss per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not antidilutive.  As each of the two fiscal periods covered by these financial statements reflect net losses from operations, all of our warrants have an anti-dilutive effect on per common share amounts.

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
For the Period Ended June 30, 2009

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

In computing depreciation, depletion, and amortization (DD&A) we take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage. When applicable, we apply the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost.  Also, specifically see Note 7, Asset Retirement Obligation.

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

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended June 30, 2009

Note 2 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements - The following new accounting standards have been issued, but have not yet been adopted by the Company:

On December 31, 2008, the SEC adopted a final rule that amends its oil and gas reporting requirements.  The revised rules change the way oil and gas companies report their reserves in the financial statements.  The rules are intended to reflect changes in the oil and gas industry since the original disclosures were adopted in 1978.  Definitions were updated to be consistent with Petroleum Resource Management System (PRMS).  Other key revisions include a change in pricing used to prepare reserve estimates, the inclusion of non-traditional resources in reserves, the allowance for use of new technologies in determining reserves, optional disclosure of probable and possible reserves and significant new disclosures. The revised rules will be effective for our annual report on Form 10-K. for the fiscal year ending September 30, 2010.  The SEC is precluding application of the new rules in quarterly reports prior to the first annual report in which the revised disclosures are required and early adoption is not permitted. We are currently evaluating the effect the new rules will have on our financial reporting and anticipate that the following rule changes could have a significant impact on our results of operations as follows:

•   The price used in calculating reserves will change from a single-day closing price measured on the last day of the Company's Fiscal year to a 12-month average price, and will affect our depletion and ceiling test calculations.

•   Several reserve definitions have changed that could revise the types of reserves that will be included in our year-end reserve report.

•   Many of our financial reporting disclosures could change as a result of the new rules.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"), to establish the codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for Financial statements issued for interim and annual periods ending after September 15, 2009 and will not have an effect on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). This standard changes the consolidation analysis for variable interest entities. SFAS 167 is effective for fiscal years ending after November 15, 2009. We are currently assessing the impact, if any, that the adoption of SFAS 167 will have on our financial position, results of operations or cash flows.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended June 30, 2009

Note 3 - Trade Accounts Receivable

Trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the months of June and July of 2008, and June of 2009, less an allowance for doubtful accounts.  Also included in the aggregate is an amount receivable from other working interests billed for their percentages of joint operating costs.  Specifically, it is detailed as follows at June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Due for crude oil delivered in June & July - SemCrude	$283,486	$283,486
Less: Allowance for doubtful collections	(119,763)	(95,810)
Due for crude oil delivered	116,029	181,340
Due for natural gas delivered	7,123	19,356
Due from joint operating agreement working interests	14,203	25,490
	$301,078	$413,862

The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of  the Company's June and July production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the July sales but has established an allowance for 100% of the value of the June deliveries, equivalent to $119,763, charging bad debt expense for an equal amount.   Amounts receivable at June 30, 2009, for oil and natural gas deliveries were received in July 2009.

Note 4 – Unproved Properties and Impairment

The Company's total investment in unproved properties consists of the capitalized costs of property acquisitions made during the prior two fiscal years.  At June 30, 2009 and September 30, 2008, net Unproved Properties was the aggregate of the following:

Description	June 30, 2009	September 30, 2008
Land acquisition	$4,145,604	$4,144,445
Less: Accumulated amortization	(332,961)	(114,535)
Less: Allowance for impairment in value	(1,474,000)	(1,474,000)
Total Net Investment in Unproved Properties	$2,338,643	$2,555,910

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
For the Period Ended June 30, 2009

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,383,912, at June 30, 2009, and $6,991,043 at September 30, 2008.  These net capitalized costs are comprised of the following; detailed by property:

	June 30, 2009	September 30, 2008
Candak, North Dakota Properties
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,200,248	1,200,248
Less accumulated DD&A	(1,033,044)	(538,042)
Net Capitalized Costs	2,524,956	3,019,958

Girard, Kansas Properties
Field Equipment	918,727	634,705
Capitalized Drilling Costs	540,205	807,227
Less accumulated DD&A	(61,913)	(18,076)
Net Capitalized Costs	1,397,019	1,423,856

JayHawk Gas Transportation
Field Equipment	2,605,870	2,604,270
Less accumulated Depreciation	(143,933)	(57,041)
Net Capitalized Costs	2,461,937	2,547,229

Total Net Proved Oil & Gas Properties	$6,383,912	$6,991,043

Note 6 - Note Payable

On July 30, 2008 JayHawk signed a convertible promissory note in the amount of $800,000 for cash received of an equal amount.  The note had a one year maturity and bears an interest rate of 12 percent.  The interest is accrued monthly, but is not payable until maturity along with principal on July 30, 2009.  The holder of the note has the right at its sole discretion, to convert the outstanding principal balance and unpaid accrued interest to shares of the Company's common stock, at any time at the conversion price of $1.75.

In conjunction with the note the holder was granted 400,000 warrants, with an exercise price of $2.10 per share, to convert to shares of the Company's common stock.  In accordance with SFAS 133 we allocated the proceeds of the note between notes payable and stockholder's equity based on the respective fair values as of the agreement date.  The fair values were determined using the Black-Scholes option model.  Originally, the note payable portion was $472,038, the warrant and equity portion of $327,962, and $194,286 was charged to an unamortized discount on the note payable.   This discount of $194,286 has been ratably amortized over the life of the note.  One month of the discount, included in "Other Long-term Assets" remains to be charged to operations (amortized). During the nine months ending June 30, 2009, $295,166 has been charged to a non-cash expense and the note payable balance accreted back to $767,204, the balance at June 30, 2009.  Also see Note - 9, Subsequent Events.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended June 30, 2009

Note 7 - Asset Retirement Obligation

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, the Company  recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life.  The Company has identified potential asset retirement obligations at the Girard, Kansas and Candak, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates were projected out to the anticipated retirement date, 15 years from when placed in service, at an assumed annual inflation rate of 1.5 percent.   The anticipated future cost of remediation efforts in North Dakota and Kansas are $204,685 and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation.  The asset retirement obligation at June 30, 2009 of $137,643, increased from the September 30, 2008 balance of $128,040 by the amount of this "accretion expense" for the  nine month  period, $9,603.

Note 8 - Common Stock

At June 30, 2009 the Company had 44,136,704 shares of its $0.001 par value Common Stock issued and outstanding.  This reflects the issuance of 1,325,775 shares since the prior fiscal year end when the issued and outstanding shares totaled 42,810,929.  The individual transactions aggregating the change in shares outstanding are detailed in the following commentary:

On October 31, 2008 the Company issued 25,000 shares of stock to a consultant in exchange for services provided.  The shares were valued at the fair market value of $0.67, on the date of the transaction.  This approximates the value of the services provided.

On January 12, 2009 the Company issued 74,575 shares of  its $0.001 par value Common Stock to Missouri Gas Partners.  Of this amount 22,225 shares represented the total "Stock Issuance Obligation" of $47,559 existing at December 31, 2008.  This represented the residual from the June 30, 2008 transaction, wherein the Company agreed to release 25 shares per acre as individual oil and gas mineral leases were renewed.  The remaining 52,350 shares were issued in recognition of the Company's obligation to issue 25 shares per acre for 2,094 acres in lieu of lease renewal.  These shares were valued at $0.51 per share, the fair market value of a share on the day the shares were issued.

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

On May 20, 2009 the Company issued 40,000 shares of its $0.001 par value Common Stock to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.20 per share; with the fair value of the aggregate issuance approximating the value of the services rendered.

JAYHAWK ENERGY, INC.
Notes to Financial Statements
(Unaudited)
For the Period Ended June 30, 2009

Note 8 – Common Stock (continued)

On June 04, 2009 the Company issued 49,800 shares of its $0.001 par value Common Stock to one vendor, in lieu of a cash payment, for services rendered.  These shares were valued at $0.15 per share.  The fair value of the aggregate issuance approximates the value of the services rendered.

Note 9 – Subsequent Events

On July 30, 2009 the Note Payable in the amount of $800,000 matured.  Both the principal and accrued interest in the amount of $96,000, the aggregate being $896,000, became due and payable on July 31, 2009.  Management is in the process of negotiating the roll-over of this amount.

On July 31, 2009 the Company issued 49,800 shares of  its $0.001 par value Common Stock to two vendors as compensation for services rendered.  These shares were valued at $0.20 per share; the fair market value on the date of the transaction for each of the vendors.

On August 04, 2009 the Company issued 203,625 shares to a vendor for settlement of past due obligations.  These shares were also valued at $0.20 per share to approximate the value of the services previously provided.

On August 07, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("True Energy") which allows True Energy to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard and Uniontown projects).  This interest will be earned by True Energy after paying the Company $500,000 and spending a minimum of $1,300,000 over a three year period.  This agreement is expected to be finalized by the end of August 2009.

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

Results of Operations

Revenues - derived from oil sales delivered from our Candak, North Dakota properties are reported at our net working interest.  For the three month and nine month periods ending June 30, 2009, net revenues before production and severance taxes, were $144,257 and $295,214, respectively.  These net revenues compare to $430,022, and $688,579 for comparable periods end in 2008.  The unfavorable apparent decline in revenues is primarily attributable to declines in prices received for our crude oil.  Prices received during the quarter ending June 30, 2008 averaged $96.77 per barrel whereas during this quarter ending June 30, 2009 prices received averaged only $47.32.  This represents a 51 percent decline from the comparable period in 2008.  Additionally, all five wells where shut-in for 45 days during the months of January and February 2009, due to constraints of weather conditions, yet production declined only 87 barrels from the comparable 2008 three month period.

Revenues derived from the sale of gas produced and delivered from our Girard, Kansas properties for the three and nine months ending June 30, 2009 were $25,150 and $88,063, respectively.  The Company did not start selling gas until the quarter end June 30, 2008 and therefore the nine month figures are not comparable.  Gas prices paid for our Girard, Kansas production have continued to be volatile, fluctuating from a high of $4.67 received in January of 2009 to a low of $2.37 per mcf received in June 2009.  Our revenues, operating results and ability to grow in the future are highly dependent on the prices we receive for our oil and natural gas.

Operating Expenses - include direct production expenses such as field labor, fuel, power, well repair and maintenance, saltwater disposal and severance taxes, depreciation, depletion and amortization and corporate general and administrative expenses and other income and expense.  The following two tables segregate all operating expenses by producing properties, and the corporate office, for the three and nine month periods ending June 30, 2009, respectively:

	Quarter End June 30, 2009				June 30, 2008
	Candak, N.D.	Girard, KS.	G&A	Total	Total
Direct production costs	$51,189	$36,789	-	$87,978	$272,494
Depreciation, depletion, and amortization	220,950	116,424	2,997	340,371	333,892
General and administrative expenses	-	-	131,745	131,745	509,067
Other net (income) and expense			205,184	205,184	(1,594)
Totals	$272,139	$153,213	$339,926	$765,278	$1,113,859

	For the Nine Months End June 30, 2009				June 30, 2008
	Candak, N.D.	Girard, KS.	G&A	Total	Total
Direct production costs	$124,415	$163,099	-	$287,514	$373,296
Depreciation, depletion, and amortization	495,004	349,154	8,974	853,132	483,145
General and administrative expenses	-	-	481,646	481,646	858,437
Other net (income) and expense			543,471	543,471	(9,253)
Totals	$619,419	$512,253	$1,034,091	$2,165,763	$1,705,625

General and Administrative Expenses:

During this current three month period ending June 30, 2009, the Company has focused on reducing costs in all aspects of its business, particularly those associated with its general and administrative expenses.  General and administrative expenses incurred during the three and nine month periods ending June 30, 2009 and 2008, respectively is detailed as follows, evidencing the significant cost reductions:

	Periods End June 30, 2009		Periods End June 30, 2008
	Three Months	Nine Months	Three Months	Nine Months
Salaries, wages and compensation	$34,500	$190,775	$136,873	$346,862
Legal and audit fees	63,145	109,787	74,308	132,793
Other public company expenses	14,874	68,492	22,624	23,455
Insurance	6,704	20,751	29,289	49,082
All other general and administrative expenses	12,522	91,841	245,973	306,245
Total	$131,745	$481,646	$509,067	$858,437

Other Income and Expenses - for the three and nine month periods ending June 30, 2009, are detailed below.  For the comparable periods ending June 30, 2008, other income and expenses was comprised only of interest income of $1,594, for the three month period and $9,253 for the nine month period.

	Periods End June 30, 2009
	Three Months	Nine Months
Net interest (income) expense	$24,095	$72,959
Accretion of convertible note payable	98,389	295,166
Amortization of note discount	58,286	174,857
Accretion of asset retirement obligation	3,201	9,603
Net bad debt expense foregiveness (income)	21,213	(9,114)
Total	$205,184	$543,471

Cash Flows, Liquidity and Capital Resources

As of June 30, 2009, our current assets totaled $396,724, consisting of cash,  $90,684, accounts receivable, $301,078, and prepaid expenses, $4,961.  At the same time, our current liabilities were $1,473,769.  Our main sources of liquidity are cash and internally generated cash flow from the sale of crude oil and natural gas.  As of June 30, 2009, we have limited financial resources with which to achieve our objectives, and obtain profitability and positive cash flows.

The net change in cash and cash equivalents is the sum of cash used by operating activities and in investing activities, and that provided by financing activities for a net total increase in cash of $8,001 for the nine months ending June 30, 2009.  This increased the cash balance from $82,683 existing at September 30, 2008 to the cash balance at June 30, 2009 of $90,684.

Net cash used by operating activities totaled $159,227 for the nine months ending June 30, 2009, compared to $548,520 used  in operating activities for the nine month period ending June 30, 2008.

Net cash used in investing activities totaled $32,772 in the nine months ending June 30, 2009 as compared to $5,489,167 used in the same period ending June 30, 2008.

Net cash provided by financing activities during the nine months ending June 30, 2009 was $200,000.  For the nine month period ending June 30, 2008, $5,899,901 was provided by financing activities.

As clearly demonstrated in this current quarter ending June 30, 2009, our revenue and operating cash flows, are highly dependent on the prices we receive for crude oil and natural gas.  A substantial decline in these prices will further reduce our operating results and cash flows, and will impact our rate of growth and the carrying values of our assets.  For the immediate future we plan to reduce our operating expenses, consolidate our properties, and fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4T. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

JayHawk Energy, Inc., a Colorado corporation

Date: August 12, 2009	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director

Date: August 12, 2009	By:	/s/ Thomas G. Ryman
Thomas G. Ryman Chief Financial Officer