Form 10-K
period 2009-09-30
Jayhawk Energy, Inc.
filed 2009-12-21
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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
Yes [   ]   No  [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.
Yes [   ]   No  [ x ]   Delinquent filers are disclosed herein.

The Company had $ 588,410 in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on December 04, 2008, was $14,135,864.

As of December 17, 2009 there were 45,113,496 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2009

PART I

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

Portions of this Annual Report of JayHawk Energy, Inc. on Form 10-K, and the information appearing under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" contain forward-looking statements and involve uncertainties that could materially affect the expected results of operations, liquidity, cash flows and business prospects.  Words such as "estimate," "may," "might," "anticipates," "believes," "expects," "plans," “intends," “objectives” and similar expressions that convey the uncertainty of future events or outcomes generally identify forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only to the date of this report.

ITEMS 1 and 2.  DESCRIPTION OF BUSINESS and PROPERTIES

General

Unless the context otherwise requires, in this report, the term “JayHawk” or “Company”, we, or our, refer to JayHawk Energy, Inc., a Colorado Corporation, and its wholly owned subsidiary, JayHawk Gas Transportation Corporation.  JayHawk's executive offices are located at 6240 E. Seltice Way, Suite C, Post Falls, Idaho 83854.   Our telephone number is (208) 667-1328.  JayHawk reports its operations using a fiscal year ending September 30 and the operations reported on this Form 10-K, are presented on a consolidated basis.

Our principal executive offices are located at 6240 E. Seltice Way, Suite C, Post Falls, Idaho 83854.  JayHawk began leasing this office space of approximately 900 sq. ft. on July 1, 2008.  The monthly rental payment is $1,000, and was negotiated in an arm's length transaction from Marlin Property Management, Inc., a related party (see Note 12 of Notes to the consolidated financial statements).  The Company closed its former office located in Broomfield, CO., in September of 2008.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Security and Exchange Commission (SEC).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year, or current fiscal year” refers to the 12 month period ending September 30, 2009.

In addition, the public may read and copy any materials JayHawk files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site (www.sec.gov.) that contains reports, proxy and information statements regarding issuers, like JayHawk, that file electronically with the SEC.

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

We initiated this new focus in July of 2007 with the acquisition of certain oil, gas and mineral leases totaling approximately 35,000 gross acres, located in Bourbon County, Kansas within the Cherokee basin, referred to as the Uniontown properties.   This acreage is leased for the development of coal-bed methane and conventional oil and gas reserves.  We continued our development strategy in the 2nd quarter of the year ending September 30, 2008, acquiring a 65% gross working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.

In March and April of 2008 the Company augmented its initial investment in southeast Kansas with the acquisition of additional assets, referred to as the Girard properties, including leased acreage, adjacent to the Uniontown properties, 34 gas wells, and a 16 mile natural gas pipeline.  During July and August of 2008 the Company completed drilling, casing and tying-in of an additional 20 gas wells.

Our strategy is to increase shareholder value through strategic acquisitions, drilling and development, and by prudently managing our balance sheet.  We believe in creating opportunities for our shareholders through acquisition and through the “drill-bit.”  In this regard, the Company’s investments to date have been concentrated in essentially coal bed methane gas properties, located in southeast Kansas, and oil producing properties in northwest North Dakota.

Due to a lack of funding, during the fiscal year ending September 30, 2009, no new additional acreage was acquired and no new development or drilling took place.  This lack of funding contributed to management’s decision in August of 2009 to enter into a joint venture agreement with DK True Energy Development (DKTED) for the continued development of our coal-bed methane wells of the Girard properties.  DKTED has contributed $250,000 through the date of this report to acquire an interest in the Girard properties.  This is more fully discussed in the Management Discussion and Analysis, Item 7 of Part II,  and in Notes 14 and 15 to the consolidated financial statements, of this Form 10-K.

As at September 30, 2009, we remain an early stage oil and gas company led by an experienced management team focused on exploration and production of oil and natural gas.  Our immediate business plan is to focus our efforts on further developing the as yet undeveloped acreage in Southeast Kansas and to drill two or more wells in the Candak, North Dakota properties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  Future development activities will be determined by our ability to access sources of sufficient funding.

Oil and Gas Properties

S.E. Kansas - Uniontown Properties – Located in S.E. Kansas, these properties consist of the leased acreage and wells within the leased area drilled by previous operators.  Mud logs and cores have been taken to identify coal properties and gas contents.  There have been at least 11 gas bearing coals identified within the Cherokee Group from depths of 250 – 750 feet, with typical thicknesses of 1 to 4 feet, yielding total net coal thickness ranges from 20 to 38 feet.  Gas contents have been measured between 22 – 124 standard cubic feet per ton.  No production tests have yet been conducted.

S.E. Kansas - Girard Properties - Adjacent to the Uniontown Project is the Girard Project in Crawford County Kansas which we acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008 we completed drilling and casing an additional 20 gas wells.  Our acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As at September 30, 2009, we have 20 producing gas wells tied-in to the pipeline.  At September 30, 2009 we had a total of 44,216 leased acres in Kansas, and are producing and selling an average of 105 MCF daily of coal bed methane gas.  Since June of 2008 through September of 2009, our gas production and sales has contributed $200 thousand in gross revenues.

JayHawk Gas Transportation Company - Associated with the acquisition of the Girard properties in March of 2008,  the Company acquired a 16 mile pipeline.  Management anticipates that the pipeline will play a significant part in JayHawk's future development.  As such, in May of 2008, the Company established a 100% owned and controlled subsidiary, "JayHawk Gas Transportation Corporation" to hold and manage the assets associated with the pipeline.  This pipeline is tied into a 2 million cubic foot sales pipeline and allows for substantial growth.

North Dakota - Candak Project – On January 16, 2008, we acquired a 65% working interest in five producing oil wells, historically referred to as the Candak properties, located in the Williston Basin area, of North Dakota.  In addition to the five producing wells, we acquired certain oil, gas, and mineral rights in a 15,500-acre land position.  The Candak properties provide stable production of approximately 65 Bbls of light crude oil daily from the five existing wells.  We have been pleased with the success of these five producing wells.  Since their acquisition and through September 30, 2009 these five wells have produced and sold in excess of 40,000 Bbls. and generated net revenues to JayHawk of $1,587,653.

Reserves - For the North Dakota properties, the independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. of Calgary, Alberta Canada, prepared the estimates of our proved developed and proved undeveloped reserves as at September 30, 2008 and 2009, and the future net cash flows (and related present value) attributable to proved reserves at these respective dates.  Proved developed reserves are defined as estimated quantities of oil, natural gas and natural gas liquids which upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable  in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved undeveloped reserves are those reserves which can be expected to be recovered from new wells with existing equipment and operating methods.

Estimated quantities of proved reserves for the North Dakota, Candak properties for the year end September 30, 2009 are presented below:

Reserves In Barrels

Proved developed reserves	60,400
Proved undeveloped reserves	88,500
Total proved reserves	148,900

The Kansas properties identified above as the Girard and Uniontown projects have not been evaluated and no independent estimates of proved reserves have yet been made.  Additional information about the Company’s proved oil and gas reserves are presented under Supplemental Oil and Gas Disclosures on pages 30 through 32 in the accompanying financial statements.

Employees

During the year ending September 30, 2009 JayHawk employed 6 individuals.  Administrative and executive functions are carried out by three individuals located in Post Falls, Idaho.  Two of these individuals are compensated as independent contractors.  Oil production operations are overseen by the Company’s President and a field superintendent located in the Williston Basin area of North Dakota.  Both of these individuals were compensated as independent contractors.  Additionally one employee functioned as the field superintendent of the Girard and Uniontown properties and was responsible for the gas production operations.  Going forward, and for the foreseeable future, we plan to outsource our geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

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

We will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.  Additionally, there is competition for other resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

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

ITEM 1A.  RISK FACTORS RELATED TO OUR BUSINESS

JayHawk is subject to various risks and uncertainties in the course of its business.  The following summarizes some, but not all, of the risks and uncertainties that may adversely affect our business, financial condition or results of operations.

Going Concern – As shown in the accompanying consolidated financial statements, we have incurred operating losses since inception.  As of September 30, 2009, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows.  Achievement of our objectives will be dependent upon our ability to obtain additional financing, to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operation by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

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

Catastrophic Risk:  Our oil and natural gas operations are subject to unforeseen operating hazards which may damage or destroy assets.  Although we maintain a level of insurance  coverage consistent with industry practices against property or casualty losses unique circumstances to any particular event may make the coverage inadequate.  Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or in personal injury.

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

Regulatory and Environment Risk:  We are subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.  Our oil and gas operations are subject to environmental hazards such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose us to substantial liability.  Our operations are also subject to numerous laws and regulations at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and natural gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on our financial condition or results of operations.  Our operations are subject to significant laws and regulations, which may adversely affect our ability to conduct business or increase our costs.

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

Risk of Loss of Key Personnel:  Our success depends in large measure on certain key personnel, including our President, Chief Executive Officer, and Chief Financial Officer.  The loss of the services of such key personnel could have a material adverse effect on us.  Although we are looking into acquiring key person insurance, we do not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to the broker-dealer and the registered representatives, as well as current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 3.  LEGAL PROCEEDINGS.

JayHawk, at September 30, 2009, was the subject of, or a party to, two known, pending or threatened, legal actions.  As of the date of this report on Form 10-K, only one of the legal proceedings remains to be resolved.  Following is a discussion of each:

1.  The Company was named as the defendant in a legal proceeding brought by L&S Well Service, LLC (the plaintiff) in the District Court of Crawford County, Kansas.  The plaintiff alleged breach of a verbal contract, alleging that the Company had committed to have L&S Well Service drill 60 wells, and subsequently cancelled the request for such services, after L&S purchased the necessary materials to complete the work.  During the first half of November 2009 the Company settled this claim out of court by paying the plaintiff $42,500 (see Note 14 to the Financial Statements, Subsequent Events).

2.  On July 22, 2008 SemCrude, LLC filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  For the months of June and July of 2008, SemCrude, as was customary, took the production from JayHawk's Candak, North Dakota properties and failed to compensate the Company before filing their bankruptcy petition.  JayHawk has retained legal representation to recover the maximum possible from the amount owed the Company, which is $283,485.  We are anticipating recovering 100% of the value of the July production, less legal costs, but do not anticipate receiving anything for the value of the June production.  Accordingly, we have provided an allowance for doubtful collections for all of the June receivable of $119,763.

The Bankruptcy Court administrating the SemCrude Bankruptcy has approved the 4th Amended Plan of Reorganization and JayHawk has been advised by its legal council that the Company may anticipate receiving the proceeds of its July 2008 priority claim by the end of December 2009.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report Form 10-K.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "JYHW.OB". For the periods indicated, the following table sets forth the high and low bid prices per share of JayHawk’s common stock since inception of trading. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low
1st Quarter end December 31	$1.06	$0.13	$2.71	$1.66
2nd Quarter end March 31	0.56	0.17	2.27	0.94
3rd Quarter end June 30	0.64	0.20	2.54	1.64
4th Quarter end September30	0.50	0.25	2.14	0.71

 Holders
As of September 30, 2009, there were 104 stockholders of record who owned 44,509,496 shares of common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

ITEM 6.  SELECTED FINANCIAL DATA

The Registrant is a “smaller reporting company” as defined Rule 10(f)(1) of Regulation S-K, and as such is not required to present the information required under this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. All notes referred to in this Management Discussion and Analysis refer to the notes to the Financial Statements presented in Item 8.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements."

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

Overview

This overview is presented in chronological order as to dates the respective transactions were completed.  It should be read in conjunction with the "Notes to consolidated financial statements" presented in Item 4, specifically Note 9 relative to Common Stock, and Note 4 relative to Asset Impairments.

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

We implemented this plan on July 25, 2007 with the acquisition of certain oil, gas, and mineral leases to approximately 35,000 gross acres located in Bourbon County, Kansas (“Uniontown project”).  The assets were purchased for a total purchase price of $2.2 million.

On January 16, 2008, JayHawk purchased a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  In consideration for these properties JayHawk paid JED Oil $3.5 million in cash.  The cash used to complete this transaction was raised in the private placement transaction more fully described in Note 9 of the Consolidated Notes to Financial Statements.

On March 31, 2008, JayHawk closed a transaction, initiated with an agreement dated February 18, 2008, whereby JayHawk acquired a 16 mile pipeline, associated easements, oil, gas and mineral leases to approximately 6,500 gross acres, 34 gas wells, compressor, and other field equipment.  In consideration for these assets JayHawk exchanged $1 million in cash and 1 million shares of our common stock (See Note 8 of the "Notes to Financial Statements").

On April 18, 2008, JayHawk entered into an agreement to acquire oil and natural gas rights to 1,336 gross acres and 14 completed but non-producing gas wells, in exchange for $300 thousand in cash and 50,000 shares of the Registrants common stock (See Note 8 of the Consolidated Notes to Financial Statements).

On June 30, 2008, the Company agreed to purchase oil, gas and mineral leases on 11,462 gross acres, located in Crawford and Bourbon counties Kansas, and 5 completed and cased gas wells.  In consideration for these assets JayHawk paid $140 thousand in cash and was obligated to issue 286,550 shares of its common stock as the leases were assigned at the rate of 25 shares per acre (See Note 8 of the "the Consolidated Notes to Financial Statements").

On July 22, 2008, the former purchaser of our North Dakota crude oil production, SemCrude, L.P, filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  At the time of their filing we had not been paid for the crude oil they had taken from our properties for the months of June and July 2008.  As a consequence, we have an outstanding receivable exceeding $283 thousand and offsetting allowance for doubtful accounts of $119,763.

During the 4th quarter of the year ending September 30, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allows DKTED to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard project).  This interest can be earned by True Energy after paying the Company $500,000 and spending a minimum of $1,300,000 over a three year period.  DKTED has the option to cap its participation and working interest at 42.5 percent after paying the Company $250,000 and spending $300,000 on workovers of existing wells during the first year, in what is described as the “Primary Program”.  As at September 30, 2009, DKTED had paid JayHawk $125,000 of the initial $250,000 obligation.  See Note 14, Subsequent Events, and Note 15, Commitments and Contingencies.

 We have not entered into commodity swap arrangements or hedging transactions, and although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  Our future financial results continue to depend primarily on (1) our ability to discover hase commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Results of Operations

For the years ending September 30, 2009 and 2008 we report gross revenues of $588,410 and $1,199,837, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  For the years ended September 30, 2009 and 2008 JayHawk’s gross working interest in the revenues generated from the five North Dakota oil wells were $479,598 and $1,108,055 respectively.  The Company’s revenues are determined after deducting volumes and amounts attributable to outside working and royalty interests.  Computation of JayHawk’s distributable share of the gross sales values for the periods ending September 30, 2009 and 2008 are reflected in the following table:

Description	Year End Sept. 30, 2009	Year End Sept. 30, 2008
Gross Sales Value	$898,950	$2,079,523
Less: Distributable to Outside Interests	(419,352)	(971,468)
JayHawk’s Gross Revenues	$479,598	$1,108,055

The steep decline in gross revenues evidenced here is attributable to the equivalent decline between the two periods in the average price received for a barrel of oil.  For the year ending September 30, 2009 the average price we received for a barrel of oil was $46.30.  During the comparable period ending September 30, 2008 the average price received per barrel was in excess of $100.00.

Gas Revenues:  Revenues derived from gas sales for the years ending September 30, 2009 and 2008 were $108,812 and $91,782.  Average monthly prices received for each thousand cubic feet (mcf) of gas sold during the period end September 30, 2009 have remained volatile, ranging from a high of $4.54, received for the sale of December 2008 production,  to a low of $2.58 received for March 2009 production.  The average price received for the 12 month period ending September 30, 2008 was $3.06 per mcf.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2009 or 2008.

Production Expenses:  Production expenses are comprised of production taxes, field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations decreased approximately 24 percent from $280,689 for the year ending September 30, 2008 to $211,507 for the year ending September 30, 2009.  The Kansas gas operations saw production expenses declining approximately 17 percent, from $226,552 to $187,638, between the same periods.

Depreciation, depletion, amortization, and asset impairment expense: The aggregate of these expenses for the years ending September 30. 2009 and 2008 are detailed below.  The total for the 2008 fiscal year end includes a provision of $1,474,000 as a valuation allowance for those leases associated with the unproved properties described as the Uniontown project (Note 4) and the annual accretion of the asset retirement obligation, explained in Note 8.

	Year End Sept. 30, 2009		Year End Sept. 30, 2008
Asset Impairment Expense	$	---	$1,474,000
Unproved Property Amortization Expense (Note 4)		291,396	114,535
Proved Property Depreciation and Depletion (Note 5)		753,406	613,158
Accretion in annual Asset Retirement Obligation (Note 8)		12,804	11,640
Depreciation of Office Furniture & Equipment		11,971	1,431
Total		$1,069,577	$2,214,764

As discussed generally in Note 2, and specifically in Note 5, of "Notes to the Consolidated Financial Statements," JayHawk periodically reviews and assesses its unproved properties to determine if they have been impaired.  During the year ending September 30, 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007, and decided, based on geology and proximity to our pipeline, to allow approximately half of the original Uniontown leases acquired, to expire.  Further, given the Company's inability at this time to fund development of any acreage, we have provided a valuation for potential loss equal to two-thirds, 67%, of the original cost of this leased acreage. Under U.S. Generally Accepted Accounting Principles, losses on write-downs of assets are not considered extraordinary losses.  Accordingly, this amount is included in operating expenses.

General and Administrative Expenses:  General and administrative expenses have been reduced to $612,105 for the 12 months ending September 2009 from $1,541,691 for the comparable period end September 30, 2008.

Description	Year End Sept. 30, 2009	Year End Sept. 30, 2008
Salaries, Wages and Compensation	$242,500	$558,443
Consulting, Legal & Professional Fees	114,560	414,837
All other operating expenses combined	302,653	568,411
Total General and Administrative Expenses	$659,713	$1,541,691

Other Income and Expense: Detail of the aggregate of this classification is disclosed in the following table:

Description	Year Ended Sept. 30, 2009	Year Ended Sept. 30, 2008
Net Interest Expense	$101,890	$6,271
Bad Debt Expense (Note 3)	27,001	105,311
Capital Raising Costs	91,958	---
Note Discount & Accretion Expense	522,248	---
Interest and other income	(5,490)	(47,099)
Total Other Income and Expense	$737,607	$64,483

The increase in interest expense for the year ending September 30, 2009 is attributable to the fact that it reflects a full year of interest on the Note Payable whereas in the year ending September 30, 2008, interest was accrued on the note for only two months, August and September.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount in the more recent year end than in the year ending September 30, 2008.  Likewise, during the period end September 30, 2008 no note discount or accretion expense was recorded.

Liquidity and Capital Resources:  At September 30, 2009 and 2008, the balances of our cash and cash equivalents were $5,658 and $82,683, respectively.  Our accounts receivable and other current assets, (net of an allowance for doubtful accounts) totaled $296,051 and $429,889, respectively.  Subsequent to year-end, in October, we received $115,029 from the current purchasers of our crude oil and gas production, representing proceeds of September sales, included in accounts receivable at September 30, 2009.

Our current liabilities exceed our current assets by $1,129,159, whereas at September 30, 2008, our working capital, defined as current assets less current liabilities was a negative $593,766.  As discussed under Item 3, Legal Proceedings, the purchaser of our June and July 2008 crude oil production, SemCrude, LLC, took that period’s production just prior to filing for bankruptcy protection, and without paying, for the product taken.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements we are an independent oil and gas company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Cash Flows:  Net cash provided by operations decreased primarily due to less cash being received for the Company’s crude oil sales.  In both fiscal years ending at September 30, 2009 and 2008 cash used in operating activities exceeded cash provided by operating activities by $246,054 and $745,528, respectively.

During the year ending September 30, 2009 we used $30,971 in investment activities as compared to $9,465,948 during the comparable period ending September 30, 2008.  Cash flows provided from financing activities were $200,000 and $9,769,042 for the year ended September 30, 2009 and 2008, respectively.

Commitments:  At September 30, 2009 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

The Company was obligated under its original office lease agreement, expiring July 1, 2011, to make payments of $1,500 per month.  Management was successful in renegotiating this to $1,000 per month beginning in April 2009.  The total commitment by year is $12,000 for the period ending September 30, 2010 and $7,000 in 2011.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant has no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC.

BEHLERMICKPS
Bank of America Financial Center
601 W Riverside. Suite 430
Spokane. WA 99201
United States of America

To the Board of Directors and
Stockholders of JayHawk Energy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of JayHawk Energy, Inc. and subsidiaries as of September 30, 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JayHawk Energy, Inc. and subsidiaries as of September 30, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
BehlerMick PS
Spokane, Washington
December 17, 2009

T: +1 509 838 5111
F: +1 509 838 5114

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of
JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheet of JayHawk Energy, Inc. ("the Company”) as of September 30, 2008, and the statements of operations, stockholder’s equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent on obtaining sufficient working capital to fund future operations.  Management’s plan in regard to these matters is also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants
Calgary, Canada
December 23, 2008

JayHawk Energy, Inc.
Consolidated Balance Sheets

Assets	September 30, 2009	September 30, 2008
Cash and cash equivalents	$5,658	$82,683
Trade accounts receivable, less allowance for doubtful accounts
of $119,763 and $95,800 at September 30, 2009 and 2008, respectively (Note 3)	293,507	413,862
Other current assets	2,544	16,027
Total Current Assets	301,709	512,572

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances for impairment of $1,474,000 and accumulated amortization of $405,931 and 14,535, at September 30, 2009 and
2008, respectively. (Note 4).	2,265,673	2,555,910
Proved and developed oil & gas properties, net of accumulated DD&A of $1,366,204
and $613,158 at September 30, 2009 and 2008, respectively (Note 5)	6,256,238	6,991,043
Computers, office equipment, furniture and leasehold improvements, net of allowance
for Depreciation of $1,335 and $nil, respectively.	31,605	32,366
Total Net Plant, Property and Equipment	8,553,516	9,579,319

Other Long-Term Assets (Note 6)	55,100	247,586

Total Assets	$8,910,325	$10,339,477

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$172,166	$381,197
Due to other Working and Royalty Interests	107,905	106,003
Other Payables, Interest & Taxes Accrued	350,797	147,100
Note Payable in less than one year (Note 7)	800,000	472,038
Total Current Liabilities	1,430,868	1.106.338
Asset Retirement Obligations (Note 8)	140,844	128,040

Total Liabilities	1,571,712	1,234,378

Commitments and Contingencies (Note 15)	---	---
Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	---	---
Common Stock, $.001 par value; 200,000,000 shares authorized; 44,509,496 shares issued and outstanding at September 30, 2009 and 42,810,929 shares issued and
outstanding at September 30, 2008 (Note 9)	44,509	42,811
Additional paid-in capital	12,821,792	12,400,784
Stock issuance obligation (Notes 7 and 9)	136,000	47,559
Accumulated deficit	(5,663,688)	(3,386,055)
Total Stockholders' Equity	7,338,613	9,105,099

Total Liabilities and Stockholders' Equity	$8,910,325	$10,339,477

“See Accompanying Notes to the Consolidated Financial Statements”

JayHawk Energy, Inc.
Consolidated Statements of Operations
and Comprehensive Loss

	Year Ended September 30, 2009	Year Ended September 30, 2008
Revenue
Oil Sales	$479,598	$1,108,055
Gas Sales	108,812	91,782
Total Gross Revenues	$588,410	$1,199,837

Costs and Operating Expenses
Exploration Costs	---	---
Production Costs – North Dakota	211,507	280,689
Production Costs – Kansas	187,638	226,552
Depreciation, depletion, amortization and asset impairment expense	1,069,577	2,214,764
General and Administrative	659,714	1,541,691
Other Income and Expense	737,607	64,483
Total Costs and Expenses	2,866,043	4,328,179

Loss from continuing operations before income tax	$(2,277,633)	$(3,128,342)

Provision for income taxes	---	---
Deferred tax benefit	---	---

Net loss from continuing operations	$(2,277,633)	$(3,128,342)

Net loss and total comprehensive loss	$(2,277,633)	$(3,128,342)

Basic and diluted loss per share (Note 10)	$(0.05)	$(0.08)

Basic weighted average number shares outstanding	43,699,043	40,266,335

“See Accompanying Notes to the Consolidated Financial Statements”

JayHawk Energy, Inc.
Statements of Changes in Stockholders' Equity

	Common Shares	Stock Par Value	Additional Paid-In Capital	Retained Earnings or (Deficit)	Stock Issuance Obligation		Total

Balance at September 30, 2007	36,882,659	$36,882	$2,904,982	(257,713)	$	---	$2,684,151
Jan. 16, 2008 Private placement	2,666,667	2,667	3,997,333				4,000,000
March 13, 2008 issue for services	50,000	50	109,950				110,000
March 31, 2008 issuance	1,024,727	1,025	2,325,105				2,326,130
April 16, 2008 exercise warrants	900,000	900	899,100				900,000
April 15, 2008 exercise warrants	599,939	600	599,339				599,939
May 5- 7, 2008 issue for services	75,000	75	171,925				172,000
May 9, 2008 exercise warrants	399,962	400	399,562				399,962
May 14, 2008 issue obligation						519,011	519,011
July 3, 2008 issuance	211,975	212	471,240			(471,452)	---
September 30, 2008 Convertible Note Warrant Valuation			522,248				522,248
Loss for year ending September 30, 2008				(3,128,342)			(3,128,342)
Balance at September 30, 2008	42,810,929	$42,812	$12,400,784	$(3,386,055)		$47,559	$9,105,099
October 31, 2008 issuance for services	25,000	25	16,725				16,750
January 12, 2009 issuances for non renewed leases
and services	74,575	74	74,184			(47,559)	26,699
Jan. 12, 2009 issue for services	51,000	51	20,859				20,910
February 5, 2009 Private placement	1,000,000	1,000	199,000				200,000
March 2, 2009 issue obligation						14,555	14,555
April 20,2009 issue for services	85,400	85	14,470			(14,555)	---
May 20, 2009 issue for services	40,000	40	7,960				8,000
June 4, 2009 issue for services	49,800	50	7,420				7,470
July 31, 2009 issue for services	139,167	139	28,199				28,338
July 31, 2009 issue obligation in lieu of extension fee
and interest						136,000	136,000
August 5, 2009 issue for services	203,625	204	40,521				40,725
Sept. 3, 2009 issue for services	30,000	30	11,670				11,700
Loss for year ending September 30, 2009				(2,277,633)			(2,277,633)
Balance at September 30, 2009	44,509,496	$44,509	$12,821,792	$(5,663,688)		$136,000	$7,338,613

“See Accompanying Notes to the Consolidated Financial Statements”

JayHawk Energy, Inc.
Statement of Consolidated Cash Flows

	Year Ended September 30, 2009	Year Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(2,277,633)	$(3,128,342)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation, depletion and amortization	1,249,259	729,028
Provisions for doubtful collection of receivables	23,953	105,311
Provision for lease impairments	---	1,474,000
Accretion in annual asset retirement obligation	12,804	11,640
Common stock issued in consideration for services	311,147	58,000
Loss on disposition of asset	---	573
(Increase) decrease in accounts receivable	96,402	(509,672)
(Increase) decrease in other current assets	13,483	(78,827)
Increase (decrease) in accounts payable	(209,030)	381,197
Increase in accruals and other current liabilities	533,561	211,564
Provision (benefit) for deferred income taxes
Net cash used by operating activities	(246,054)	(745,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	(18,600)	(7,487,803)
Unproved oil and gas property additions	(1,160)	(1,944,444)
Other property additions	(11,211)	(33,701)
Net cash used in investing activities	(30,971)	(9,465,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	200,000	8,969,042
Borrowings with note payable	0	800,000
Net cash provided by financing activities	200,000	9,769,042

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,025)	(442,434)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,683	525,117

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,658	$82,683

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:
Income taxes paid	$	---	$	---
Interest paid with common stock		$96,000	$	---
Property acquisitions paid in common stock				$3,069,140

“See Accompanying Notes to the Consolidated Financial Statements”

JayHawk Energy, Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 1 – Organization and Description of Business

Nature of Operations – JayHawk Energy, Inc. (the Company, we, or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Since then, we have devoted our efforts principally to the raising of capital, organizational infrastructure development, and the acquisition of oil and gas properties.  To date, we have acquired three main properties, the Uniontown in Kansas, the Candak in North Dakota, and Girard in Kansas.  We also formed a wholly owned subsidiary to transport our gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which our financial statements are consolidated.  The accompanying financial statements as of and for the periods ended September 30, 2009 and 2008 are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”).  The financial statements and notes herein are a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

Going Concern – As shown in the accompanying financial statements, we have incurred operating losses since inception.  As of September 30, 2009, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows.  Achievement of our objectives will be dependent upon our ability to obtain additional financing, to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operation by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

Use of estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  A change in accounting estimate is accounted for prospectively over the current and future years.  Management changed, between quarters of the year ending September 30, 2008, the estimate of the lives of some assets acquired during this same 12-month period.  The change has no effect on the depreciation computed and reported for the twelve month period.

Income or loss per common share - Basic income per share is calculated based on the weighted average number of common shares outstanding.  Diluted income per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, and preferred securities, provided the effect is not antidilutive.  As each of the two fiscal periods covered by these financial statements reflect net losses from operations, all of our warrants have an anti-dilutive effect on per common share amounts.

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

Cash equivalents - We consider all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Property, plant and equipment - JayHawk follows the method of accounting for oil and gas property as promulgated in Accounting Standards Codification (ASC) topic 932, Extractive Activities – Oil and Gas.  Under this method of accounting, costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells, are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

We calculate depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas property on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.

When applicable, we will apply the provisions of ASC topic 410, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost (see Note 8).

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

We review our long-lived assets for impairment when events or changes in circumstances indicate that impairment may have occurred.  In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed (also see specifically, Note 4).

Impairment of Unproved (Non-Producing) Property - Unproved properties will be assessed periodically, to determine whether or not they have been impaired.  We provide an impairment allowance on unproved property at any time we determine that a property will not be developed.  At September 30, 2008, we decided, based on geology and proximity to our pipeline to permit approximately one-third of the original leases acquired in the Uniontown acquisition of July 25, 2007, to expire without renewal.  Accordingly, an allowance for impairment in the amount of $1,474,000 was made (see Note 4 for further detail).

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

Asset Retirement Obligation - We follow ASC topic 410, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties (see specifically, Note 8).

Income Tax and Accounting for Uncertainty - Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This is now ASC topic 740.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

The Company follows the guidance of ASC Topic 740, Income Taxes (previously the FASB has issued interpretation No. 48 (FIN-48) “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109.  The guidance recognizes that the ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain.  It provides guidance on when tax positions claimed by an entity can be recognized and guidance on the dollar amount at which those positions are recorded.  In order to recognize the benefits assiociated with a tax position taken the entity must conclude that the ultimate allowability of the deduction is more likely than not.  If the ultimate allowability of the tax position exceeds 50% (more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement.  Differences between tax positions taken in a tax return and recognized in accordance with the guidance will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

New Accounting Pronouncements – In June 2008, the Financial Accounting Standards Board (FASB) Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share Based Payment Transactions are Participating Securities, was issued.  Under FSP 03-6-1, share based payment awards that contain nonforfeitable rights to dividends, are “participating securities” as defined by EITF 03-6 and therefore should be included in computing earnings per share using the two-class method described in SFAS No. 128, Earnings per Share.  FSP 03-6-1 is not expected to have a significant effect on our reported financial position or earnings.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  The new requirements also will allow companies to disclose their probable reserves to investors.  In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserves engineer preparer; (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12 month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.  The effect of adopting this SEC rule has not been determined, but is not expected to have a significant effect on our reported financial position or earnings.

In May 2009, the FASB issued ASC 855, Subsequent Events which establishes principles and requirements for reporting subsequent events.  In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date of the financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.  This Statement removes the concept of a qualifying special purpose entity established in SFAS No. 140 and removes the exception from applying Interpretation No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, and early adoption is prohibited.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which amends the consolidation guidance applicable to variable interest entities.  The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprises variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 has not yet been codified, and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  The adoption of this update will have no material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, which codified in FASB ASC 105, Generally Accepted Accounting Principles (ASC 105).  ASC 105 establishes that the Codification as the source of authoritative GAAP in the United States recognized by the FASB.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP authority will be modified to include only two levels of GAAP, authoritative and non-authoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the requirements of ASC 105 in our quarter ending September 30, 2009.  The adoption had no material effect on the Company’s financial position or earnings.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

In September 2009, the FASB issued Accounting Standard Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).  This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009.  The adoption of this update will have no material effect on the Company’s financial position or earnings.

Note 3 - Trade Accounts Receivable

Trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the months of June, July, of 2008 and September 2009, less an allowance for doubtful accounts.  Also included in the aggregate is an amount receivable from other working interests billed for their percentages of joint operating costs, the total of which was received subsequent to the respective year ends.  Specifically, it is detailed as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008

Due for crude oil delivered in June & July – SemCrude	$283,486	$283,486
Less: Allowance for doubtful collections	(119,763)	(95,810)
Due for crude oil delivered in September 2009 and 2008	109,074	181,340
Due for natural gas delivered in September 2009 and 2008	5,954	19,356
Due from joint operating agreement working interests	14,756	25,490
Total:	$293,507	$413,862

The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of JayHawk's 2008 June and July production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the July sales but has established an allowance for 100% of the value of the June deliveries, equivalent to $119,763, charging bad debt expense for an equal amount.  Since August of 2008 all crude oil production was delivered to a new purchaser.  Proceeds for the September 2009 deliveries, valued at $109,074, were subsequently received in October 2009.  Amounts receivable for September natural gas deliveries, $5,954 were also received in October.

Note 4 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties at September 30, 2009 and 2008 consists of the following capitalized costs respectively:

Name	Year Ended September 30, 2009	Year Ended September 30, 2008
Kansas Uniontown Project	$2,494,479	$2,494,479
Less: allowance for impairment	(1,474,000)	(1,474,000)
Less: accumulated amortization	(162,734)	(64,575)
Net investment in Uniontown Project	$857,745	$955,904

Kansas Girard Project	$1,651,125	$1,649,966
Less: accumulated amortization	(243,197)	(49,960)
Net investment in Girard Project	$1,407,928	$1,600,006

Total Unproved Oil and Gas Properties	$2,265,673	$2,555,910

As discussed in Note 1, Summary of Principle Accounting Polices, we amortize the lease bonuses paid to acquire specific acreage over the life of the lease, generally three years, through the lease expiration date.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

Impairment of Uniontown Project:  In addition to amortizing the capitalized lease costs, JayHawk periodically reviews and assesses its' unproved properties to determine whether or not they have been impaired.  A property is considered impaired if it will not or cannot be developed.  At that time an allowance is established to revalue the capitalized cost and a provision of equal amount is provided as an operating expense.  Management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided, based on geology and proximity to our pipeline, to permit approximately one-third of the original leases acquired to expire without renewal. Further, given the Company's inability at that time to fund development of any acreage, justification existed at the time for the creation of an impairment valuation.  The impairment allowance was estimated at two-thirds, 67 percent, of the original investment.

Note 5 – Proved and Developed Oil & Gas

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,256,238, at September 30, 2009, and $6,991,043 at September 30, 2008.  These net capitalized costs are comprised of the following; detailed by property:

	September 30, 2009	September 30, 2008
Candak, North Dakota Properties
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,200,248	1,200,248
Less accumulated DD&A	(1,117,265)	(538,042)
Net Capitalized Costs	2,440,735	3,019,958

Girard, Kansas Properties
Field Equipment	796,033	634,705
Capitalized Drilling Costs	662,899	807,227
Less accumulated DD&A	(76,402)	(18,076)
Net Capitalized Costs	1,382,530	1,423,856

JayHawk Gas Transportation
Field Equipment	2,605,870	2,604,270
Less accumulated Depreciation	(172,897)	(57,041)
Net Capitalized Costs	2,432,973	2,547,229

Total Net Proved Oil & Gas Properties	$6,256,238	$6,991,043

Ceiling Test – The Company has performed ceiling tests to determine that the carrying amounts in our financial statements do not exceed the net present value of the reserve estimates for the respective properties, of Candak, North Dakota and Girard, Kansas.  For both properties management determined that the net values reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineers.

Note 6 – Other Long-Term Assets – Other assets consist of various deposits and the unamortized portion of the discount on the convertible promissory note.  Detail is disclosed in the following table:

	September 30, 2009	September 30, 2008
Rental Security Deposit	$1,500	$1,500
Bond Deposit– State of Kansas	3,600	1,800
Bond Deposit – State of North Dakota	50,000	50,000
Unamortized Note Discount (see Notes 6 and 9)	--	194,286
Totals	$55,100	$247,586

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 7 - Note Payable

On July 30, 2008 JayHawk signed a convertible promissory note in the amount of $800,000 for cash received of an equal amount.  The original note had a one-year maturity, maturing July 30, 2009 and provided for interest to be paid upon maturity, computed at a rate of 12 percent per annum.  On July 30, 2009, the note was amended to extend the maturity date to July 30, 2010.  Accrued interest to that date of $96,000 was converted to shares of the Company’s restricted common stock, at the rate of $0.25 per share.  Additionally, the Company paid a 5 percent extension fee of $40,000 to effect this amendment.  The total amount of $136,000 was reflected as a stock issuance obligation as at September 30, 2009 (see Note 9 – Common Stock, for additional detail on this transaction).   Under the amended agreement interest continues to be accrued at the rate of 12 percent per annum.  The holder of the note has the right, at its sole discretion, to convert the outstanding principal balance and unpaid accrued interest to shares of the Company's common stock, at any time at the conversion price of $1.75.

Under a separate warrant agreement issued with the original note the holder was permitted to convert 400,000 warrants, at an exercise price of $2.10 per share, to shares of the Company’s common stock.  In accordance with SFAS 133 (now ASC topic 815) we allocated the proceeds of the note between Notes Payable and Stockholder’s equity based on the respective fair values as of the original agreement date.  The fair values were determined using the Black-Scholes option model more fully described in Note 10 – Share Purchase Warrants.   Monthly, over the original life of the note, the original discount recorded was ratably amortized and charged to expense, as was an amount sufficient to accrete the note back to the original $800,000.  As at September 30, 2009 the note payable reflects the original full undiscounted principal and face value of the note.

Note 8 - Asset Retirement Obligation

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

The Company has identified potential asset retirement obligations at the Girard, Kansas and Candak, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 15 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the period ending September 30, 2009 and 2008, was computed to be $12,804 and $11,640, respectively.

The ending balance of the asset retirement obligation at September 30, 2009 is $140,844.  The asset retirement obligation is included in the Balance Sheet classification "Deferred Credits and Other Liabilities."  The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2008:

	September 30, 2009	September 30, 2008
Beginning balance	$128,040	$	---
Liabilities incurred	---		116,400
Liabilities settled	---		---
Accretion expense	12,804		11,640
Revision to estimated cash flows	---		---
Ending balance	$140,844		$128,040

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 9 - Common Stock

Issuances and Private Placements:  The following transactions reflect issuances of shares of the Company’s common stock and are presented by date of completion in chronological order.  Transactions described as private placements were completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S.

Fiscal Year End September 30, 2009

October 31, 2008 – The Company issued 25,000 shares valued at $0.67 for consulting services rendered.

January 12 2009 – The Company issued 74,575 shares of its common stock to Missouri Gas Partners.  Of this amount 22,225 shares represented the total "Stock Issuance Obligation" of $47,559 existing at December 31, 2008.  This represented the residual from the June 30, 2008 transaction, wherein JayHawk agreed to release 25 shares per acre as individual oil and gas mineral leases were renewed.  The remaining 52,350 shares were issued in recognition of the Company's obligation to issue 25 shares per acre for 2,094 acres in lieu of lease renewal.  These shares were valued at $0.51 per share, the fair market value of a share on the day the obligation was recognized.

Also on January 12, 2009, an additional 51,000 shares were issued to two individual consultants, in exchange for services provided.   These shares were all valued at $0.41 per share; the fair market value on the date of the transaction.  This approximates the value of the services provided.

February 5, 2009 - A private placement of 1,000,000 common shares was completed.  The shares were issued to one private investor in consideration for $200,000 in cash that was used as working capital.  The private placement was completed in reliance upon that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4 of that Act.

April 20, 2009 - The Company issued 85,400 shares of its common stock to three vendors as compensation for services rendered.  These shares were valued at $0.20 per share; the fair market value on the date of the transaction for two of the vendors, and at $0.15 per share for the third.  This approximated the value of the services provided.

May 20, 2009 - 40,000 shares of common stock were issued to one vendor in lieu of cash payment for services provided.  These shares were valued at $0.20 per share; with the fair value of the aggregate issuance approximating the value of the services rendered.

June 4, 2009 – 49,800 shares of common stock were issued to one vendor for services rendered.  These shares were valued at $0.15 per share.  The fair value of the aggregate issuance approximated the value of the services rendered.

July 30, 2009 – As discussed in Note 6, on July 30, 2009 the Note Payable in the amount of $800,000 matured.  A stock issuance obligation to the note holder was created for the accrued interest of $96,000 and a fee, of $40,000, for extending the date for payment of the principal amount.  The total $136,000 was recorded as a stock issuance obligation at September 30, 2009.  The number of shares of common stock applicable to the issuance obligation was computed by converting the $136,000 obligation at a $0.25 per share, representing 544,000 of common stock.  These shares were actually issued on November 16, 2009 (see Note 14, Subsequent Events).

July 31, 2009 - The Company issued 49,800 shares of its common stock to two vendors as compensation for services rendered.  These shares were valued at $0.20 per share; the fair market value on the date of the transaction for each of the vendors.

August 4, 2009 - The Company issued 203,625 shares to a vendor for settlement of past due obligations.  These shares were also valued at $0.20 per share to approximate the value of the services previously provided.

September 3, 2009 – The Company issued 30,000 shares of its common stock, valued at $0.39 to a vendor for services rendered.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

Fiscal Year End September 30, 2008

January 16, 2008 - The Company completed a private placement valued at approximately $4 million, selling 2,666,667 Units, comprised of (a) one share of common stock, $.001par value per share, and (b) one warrant, granting the holder the right to purchase one share of Registrant's common stock at a purchase price of $1.60.  Each unit was sold for $1.50 and the warrants have expired, having had a one year from the date of the subscription expiration date.  This private placement was done concurrent with the acquisition of the Candak, North Dakota properties and the funds received were used for consideration given in the exchange.

March 13, 2008 - The Company issued 50,000 shares valued at $2.20 per share for services rendered.

March 31, 2008 - In consideration for the acreage and assets acquired from Galaxy Energy, Inc., the Registrant paid $1 million in cash and issued 1,024,727 shares of common stock.  These shares were valued at $2.27.  Simultaneously with this transaction a stock issuance obligation was recognized, for the issuance of 900,000 shares of our common stock, representing the exercise of certain warrants to purchase shares of common stock at an exercise price of $1.00 per share (see Note 10).  The proceeds of this warrant exercise of $900,000 was used to close the purchase of the Galaxy assets.  The 900,000 shares were physically issued April 16, 2008.

April 15, 2008 - The Company issued 599,939 shares to shareholders who exercised an equivalent number of warrants at an exercise price of $1.00 per share (see Note 10).  The proceeds of this warrant exercise were used for general working capital.

May 05, 2008 - JayHawk issued 25,000 shares of its common stock to a consultant in exchange for services provided.  The shares were valued at $2.32 as of the date of the agreement.

May 07, 2008 - The Company issued 50,000 shares of its common stock to Titan West Energy, Inc. for the acquisition certain oil and natural gas rights and interests in other related operating assets.  These shares were valued at $2.28 per share.

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

Note 10 - Share Purchase Warrants

When warrants to purchase common stock at a specified exercise price are sold the proceeds received are allocated between the value of the stock and the value of the warrants.  To make this allocation we use the Black-Scholes option pricing model.  This is a subjective exercise involving the use of various estimates, including the risk-free interest rate, the option or contract life, and the expected volatility of the underlying security.

In conjunction with the issuance of the $800,000 note payable, described in Note 7, the Company issued the holder of the note a warrant agreement whereby, for a period of two years (expiring July 30, 2010) the holder could convert the note principal amount to shares of the Company’s common stock at an exercise price of $2.10 per share, equivalent to 382,952 shares.  Accounting Standards Codification (ASC) Topics 480 and 815 prescribe accounting for warrants.  It was determined that these warrants were not derivatives, but were indexed in the Company’s own stock, freestanding, and would be classified in stockholder’s equity.  We assigned a fair value to these warrants of $327,962 based on the Black-Scholes option model assuming a risk-free interest rate of 4.14 percent and a volatility of 99.34 percent.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

Note 11 – Loss per Common Share

We follow ASC 260, Earnings Per Share which requires the reporting of basic and diluted earnings/loss per share.  We calculate basic loss per share by dividing the net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares, including all potentially dilutive securities during the period.  For the periods ending September 30, 2009 and 2008 the weighted average number of shares was 43,699,043and 40,266,335, respectively.  Additionally, all of our outstanding warrants have an anti-dilutive effect on our per common share amounts.

Note 12 - Related Party Transactions

On July 1, 2008, we subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of our CEO.  We believe this office space and facilities are sufficient to meet our present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.  In April 2009, the Company renegotiated the monthly payment to $1,000 per month.

Note 13 - Income Tax

The Company follows the guidance of Topic 740, Income Taxes, to account for income taxes, which requires the establishment of deferred tax assets and liabilities for the recognition of future deductions or taxable amounts and operating loss and tax credit carry forwards. Deferred federal income tax expense or benefit is recognized as a result of the change in the deferred tax asset or liability during the year using the currently enacted tax laws and rates that apply t4o the period in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amounts that will more likely than not be realized.  Additionally, the Company follows the guidance provided by ASC Topic 740 which recognizes that the ultimate deductibility of positions taken or expected to be taken on a tax return is often uncertain.  It provides guidance on when tax positions claimed by an entity can be recognized (See Note 2, Summary of Significant Accounting Policies – Income Tax Accounting for Uncertainty).

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the minimum federal corporate statutory rate of 15%, U.S. state taxes calculated at the statutory rate of 4.15% net of any federal income tax benefit calculated at their combined rates of 19.15% net of any U.S. federal income tax benefits. These rates are our effective tax rates.

At September 30, 2009, we have available for federal income tax purposes a net operating loss carry-forward of approximately $3,019,849, expiring at various times from 2025 through 2028 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.  The computation and reconciliation with the operating losses from inception is disclosed in the following table for the fiscal years ending September 30, 2007, 2008, and 2009:

	2007	2008	2009	Cumulative
Net operating loss before taxes	$(257,713)	$(3,128,342)	$(2,277,632)	$(5,663,687)
Add back temporary differences:
Allowance for impairment	---	1,474,000	---	1,474,000
Excess depreciation and amortization	---	129,106	370,776	499,882
Expenses not deducted currently	---	---	102,804	102,804
Add back permanent differences:
Accretion & amortization of note discount	---	---	522,248	522,248
Other	40,000	4,154	750	44,904
Net operating loss to carry-forward	$(217,713)	$(1,521,082)	$(1,281,054)	$(3,019,849)

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

Deferred tax assets have been recognized for this net operating loss carry-forward of approximately $578,300 at September 30, 2009.  This has been calculated using effective tax rates of 4.15% and 15% for State and Federal (total 19.15%). We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $578,300 has been provided for the deferred tax assets. The following table reports our carry forward by year and the related deferred tax assets by year from April 5, 2004 (inception) through September 30, 2008:

Tax Year End	NOL Carry-forward	Deferred Tax Asset
September 30, 2006 (from inception)	$32,433		$6,211
September 30, 2007	185,280		35,481
September 30, 2008	1,521,082		291,287
September 30, 2009	1,281,054		245,321
Total Available	$3,019,849		$578,300

Less: Valuation Allowance			(578,300)

Net Deferred Tax Asset		$	---

The Company analyzed its tax positions taken on it Federal and State tax returns for the open tax years ending September 30, 2007, 2008 and 2009.  Based on our analysis, the Company determined that there are no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

Note 14 - Subsequent Events

On October 2, 2009 the Company issued 30,000 shares of its common stock in exchange for consulting services.  Again, this same consultant was issued another 30,000 shares on November 1, 2009 in exchange for services rendered.

The Company made payments of $22,500 on November 3, 2009 and $20,000, on November 5, 2009 in settlement of the L&S Well Service breach of contract claim.

On November 16, 2009 the Company issued the 544,000 shares of its common stock to fulfill the stock issuance obligation recognized on July 30, 2009 and more fully discussed in Note 7, concerning the Note Payable and Note 8, Common Stock (July 30, 2009).

The Company received two payments of $62,500 each, on the first of November and December 2009 from DKTED in payment for the right to receive a 42.5 percent working interest in the Girard, Kansas gas properties and assets.  DKTED still has the obligation verify the fulfillment of the work and spending commitment of $300,000 on workover activities in Girard, Kansas before this interest is earned.

On November 20, 2009 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register 4,000,000 shares issuable under the Company’s 2009 Stock Incentive Plan for employees, contractors and consultants of the Company for services rendered to the Company.

On December 9, 2009 the Company entered into a Securities Purchase Agreement wherein the company agreed to sell and investors agreed to purchase up to $1.5 million of Convertible Debentures.  The aggregate $1.5 million will be invested in stages.   Funds from the initial tranche, received on December 14, 2009, total $300,000.  The Convertible Debentures provide for interest to be paid quarterly, at the rate of 10 percent per annum, and are due two years from the date of the initial closing (December 9, 2009).

Subsequent events have been evaluated through December 17, 2009, the date that the consolidated financial statements were available to be issued.

Note 15 – Commitments and Contingencies

There is no pending litigation or proceeding involving any director or officer of the Company for which indemnification is being sought.  On July 1, 2008, we leased our office space for a period of three years for a fixed monthly rental of $1,500.  In March of 2009 the lease was renegotiated and the monthly rental amount reduced to $1,000.  Accordingly, our commitment to make these lease payments for the years ending September 30, 2010 and 2011, is $12,000 and $6,000, respectively.

During the 4th quarter of the year ending September 30, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allows DKTED to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard project).  The “Primary Program” permits DKTED complete its participation and working interest at 42.5 percent after paying the Company $250, 000 and spending $300,000 on workovers of existing wells during the first year.  As at September 30, 2009, DKTED had paid JayHawk $125,000 of the initial $250,000 cash payment obligation.  Subsequently (see Note 14, Subsequent Events) DKTED paid the Company the remaining $125,000 of the initial $250,000 cash payment obligation.  Upon presenting evidence of having performed the work and spent the $300,000 in the initial workover budget, the Company will be committed to transfer to DKTED a 42.5 percent working interest in the Girard, Kansas assets and operations.

On September 1, 2009 the Company hired its current President.  Terms of employment include a bonus of two percent of the amounts received from each tranche of the Convertible Debentures, described above in Note 14, Subsequent Events, and a stock option award of 400,000 shares of the Company’s common stock at such time as the Company can issue such options, and which will vest over a three year period.

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

SUPPLEMENTARY OIL AND GAS DISCLOSURES

The following unaudited information regarding the Company’s oil and natural gas activities and reserves is presented pursuant to the disclosure requirements promulgated by the Securities Exchange Commission (SEC) and the FASB, and includes (I) costs incurred, capitalized costs and results of operations relating to oil and gas activities, (II) net proved oil and gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved oil and gas reserves, including reconciliation of changes therein.

I - COSTS INCURRED, CAPITALIZED COSTS, AND RESULTS OF OPERATIONS
RELATING TO OIL AND GAS OPERATIONS (UNAUDITED)

Costs Incurred in Oil and Gas Producing Activities (in $000’s)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $000’s:

	12 Months End September 30,
	2009		2008
Property acquisitions
Unproved properties	$	---	$1,944
Proved properties (includes wells, equipment and
related facilities acquired with proved reserves)		---	6,161
Exploration		---	---
Production and development capital expenditures		---	1,327

 Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to JayHawk’s oil and natural gas producing activities are summarized as follow in $000’s.

	12 Months End September 30,
	2009	2008
Unproved Properties	$4,145	$4,144
Proved Properties	2,358	2,358
Wells, equipment and related facilities	5,265	5,246
Total capitalized costs	$11,768	$11,748
Less: Allowance for depreciation, depletion, amortization and lease impairment	(3,246)	(2,202)
Net capitalized costs	$8,522	$9,546

We will continue to evaluate our unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, corporate overhead items, interest expense and other income, expense, gains and losses.  Therefore, these results are on a different basis than results of operations reported upon in the consolidated statement of operations.

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.  Because of limited funding, exploration activities were not conducted during the years ended September 30, 2009 and 2008:

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

 Results of Operations for Oil and Gas Producing Activities – (continued)

	Year Ended September 30,
	2009	2008
Operating revenue	$588,410	$1,199,837
Costs and expenses
Exploration expenses	---	---
Production expenses	399,145	507,241
General and administrative expenses	30,000	333,319
Depreciation, depletion and amortization	1,044,803	727,693
Total costs and expenses	$1,473,948	$1,568,253

Results of operations before income taxes	$(885,538)	$(368,416)
Provision for income taxes	---	---
Net results of operations	$(885,538)	$(368,416)

II – OIL AND GAS RESERVE QUANTITIES (UNAUDITED)

The Company’s oil and gas reserves are calculated in accordance with SEC standards and definitions as set forth in Rule 4-10 of Regulation S-X.  Proved developed reserves are defined as estimated quantities of oil, natural gas and natural gas liquids which upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable  in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved undeveloped reserves are those reserves which can be expected to be recovered from new wells with existing equipment and operating methods.

The Company’s reserve estimation and reporting process involves an annual independent third party reserve determination and appraisal.  The reserve estimates reported below are determined independently by the consulting firm of McDaniel & Associates Consultants, Ltd. and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.  The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2009 and 2008.

All of JayHawk Energy’s oil and gas reserves are within the continental United States in the states of North Dakota and Kansas.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2009 and 2008:

	Proved Developed	Proved Undeveloped	Total Proved Reserves
At September 30, 2007	---	---	---
Revisions of previous estimates
Purchases of minerals in place	79,700	---	79,700
Production	(13,000)	---	(13,000)
At September 30, 2008	66,700	---	66,700
Revisions of previous estimates	6,560	88,500	95,060
Purchases of minerals in place	---	---	---
Production	(12,860)	---	(12,860)
At September 30, 2009	60,400	88,500	148,900

JayHawk Energy, Inc.
Notes to Consolidated Financial Statements – (Continued)

III – STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

Future net cash flows are calculated by applying year-end oil and gas prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions.  The discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The selling prices of crude oil and natural gas are highly volatile.  The year-end prices, which are required to be used for the discounted future net cash flows may not be representative of future selling price.  For the fiscal year September 30, 2010 the discounted net cash flow estimates will use selling price estimates based on the average selling price of the prior twelve months (this year ending September 30, 2009, as discussed under the topic “New Accounting Pronouncements”.  The following table presents the estimated future cash flows related to the Company’s proved oil reserves.

	Reserves In Barrels	Present Value of Future Cash Flows
Proved developed reserves	60,400	$1,666,000
Proved undeveloped reserves	88,500	1,338,000
Total proved reserves	148,900	$3,004,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We engaged Meyers Norris Penny LLP as our independent auditors, effective as of November 28, 2007, to audit our financial statements for the year ended September 30, 2008, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-QSB.  On October 7, 2009 the Company’s board of directors approved terminating the  services of Meyers Norris Penny LLP of Calgary, Canada and approved  the appointment of BehlerMick PS of Spokane,  Washington, as the  Company’s new independent, registered, certifying public accounting firm.

For each of the years ended September 30, 2007 and 2008, the opinions expressed by Meyers Norris Penny, LLP contained an explanatory paragraph relating to our ability to continue as a going concern. Other than this report modification, the reports on our financial  statements of Meyers Norris Penny, LLP for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

During our two most recent fiscal years and the subsequent interim period through October 7, 2009, the date of dismissal, there were no disagreements with Meyers Norris Penny LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Meyers Norris Penny LLP, would have caused it to make reference to the subject matter in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K during our two most recent fiscal years and the subsequent interim period through October 7, 2009, the date of dismissal.

Other than in connection with the engagement of BehlerMick PS by us, during our most recent fiscal year, and the subsequent interim period prior to October 7, 2009, we did not consult BehlerMick PS regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, JayHawk’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of JayHawk Energy, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Communication failures between individuals executing transactions and individuals accounting for transactions led to the identification of certain required disclosures to the financial statements. Additionally, due to insufficient staffing, it was not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Lindsay E. Gorrill	47	Chief Executive Officer and Director
Thomas G. Ryman	61	Chief Financial Officer
Marshall D. Goldberg	55	President, Director & Chairman of Reserve Reporting
Mathew J. Wayrynen	46	Chairman of the Board and of Compensation Committee
Jeffrey W. Bright	44	Director, Chairman of Nominating Committee
Tyrone Docherty	49	Director, Chairman of Audit Committee

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

Lindsay E. Gorrill - CEO

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Previously he was the president and CEO of Berkley resources, an oil and gas company based in Vancouver, BC. Mr. Gorrill has 18 years experience in the resource sector and 15 years experience in successful international company building.

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

Tyrone Docherty - Director

Mr. Docherty was appointed to the Board of Directors on July 10, 2008.  Mr. Docherty is a citizen of Canada and is presently the CEO and a director of Golden Odyssey Mining.  Prior to this position he was president and CEO of Quinto Mining Corporation from June 1977 to June 2008.

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

Marshall D-Goldberg – President and Director

Mr. Goldberg was appointed to the Board of Directors on July 29, 2008.  Mr. Goldberg is a citizen of Canada.  He has been employed as a geologist and consultant providing related services in Calgary, Alberta, Canada since 1980.  Since 1997, Mr. Goldberg has been the President of Marlin Consulting Corporation (not to be confused with Marlin Property Management) providing services to oil and gas companies.  Mr. Goldberg is a member of the Canadian and American Societies of Professional Geologists, as well as the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

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

Corporate Governance

On June 30, 2008 JayHawk established an audit committee of its Board of Directors, appointed Mr. Don Siemens as its Chairman, and adopted a "Code of Ethics" to promote honest and ethical conduct, proper disclosure of financial information and compliance with applicable laws, rules and regulations by all of the Company's employees and members of the board of directors.  On June 15, 2009 the Company accepted the resignation Mr. Siemens.  This was not the result of any disagreement as to policy, practices, or procedures.  Simultaneously with the resignation of Mr. Siemens the Company appointed Mr. Tyrone Docherty to the board of directors and Chairman of the Audit Committee.

 ITEM 11.  EXECUTIVE COMPENSATION.

During the 12 months ending September 30, 2009 none of our executive officers earned more than $100,000.  Each individual's total compensation consisted only of cash paid as salary or as a monthly fee to an independent contractor.  The following amounts were paid to the respective individuals.

Lindsay E. Gorrill	Chief Executive Officer	$90,000
Thomas G. Ryman	Chief Financial Officer	$79,000

Employment Agreements with Executive Officers

The Company’s president, Mr. Marshall Goldberg entered into an employment agreement with the company to be compensated initially at a rate of $5,000 per month, increasing to $8,000 per month upon completion of the $1.5 million funding under the Securities Purchase Agreement dated December 11, 2009 disclosed in Note 14, Subsequent Events.  Additionally, he will receive 2 percent of the funds received with each tranche of the aggregate $1.5 million, and a stock option award of 400,000 shares of the Company’s common stock at such time the Company can issue such options (also see Note 15, Commitments and Contingencies).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2009:

· by each person who is known by us to beneficially own more than 5% of our common stock;
· by each of our officers and directors; and
· by all of our officers and directors as a group.

	TITLE OF	NUMBER OF	PERCENTAGE OF
NAME AND ADDRESS OF OWNER	CLASS	SHARES OWNED (1)	CLASS (2)
Lindsay E. Gorrill 370 Interlocken Blvd Suite 400 Broomfield, CO 800021	Common Stock	4,000,000	9.0%

Marshall Diamond Goldberg Box 34 Site 5 RR2 Okotoks, Alberta T1S 1A2	Common Stock	49,800	0.1%

All Officers and Directors	Common Stock	4,049,800	9.1%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 44,509,496 shares of common stock outstanding as of September 30, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our predecessor auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2009 and 2008, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $93,009 and $85,918, respectively.  These amounts do not include any fees billed by our current auditors, BehlerMick.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2009 and 2008.

PART IV
ITEM 15.  EXHIBITS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: December 17, 2009	By:	/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL	Chief Executive Officer and Chairman of the Board	December 17, 2009
Lindsay E. Gorrill

By: /s/ MARSHALL DIAMOND GOLDBERG	President	December 17, 2009
Marshall Diamond Goldberg

By: /s/ THOMAS G. RYMAN	Chief Financial Officer	December 17, 2009
Thomas G. Ryman

Directors: