Form 10-Q
period 2009-12-31
Jayhawk Energy, Inc.
filed 2010-02-11
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 11, 2010, there were 47,224,884 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets:
December 31, 2009 (Unaudited) and September 30, 2009	3

Statements of Operations:
Three Months Ended December 31, 2009 and 2008 (Unaudited)	4

Statements of Cash Flows:
Three Months Ended December 31, 2009 and 2008 (Unaudited)	5

Notes to Unaudited Financial Statements:
December 31, 2009	6

Item 2. Management Discussion and Analysis	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13
Exhibit 31.1 and Exhibit 31.2	Attached
Exhibit 32.1 and Exhibit 32.2	Attached

Signatures	14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
JAYHAWK ENERGY, INC.
Consolidated Balance Sheets
	December 31, 2009	September 30, 2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$952,892	$5,658
Trade accounts receivable, less allowance for doubtful accounts (Note 3)	277,554	293,507
Other current assets	1,454	2,544
Total Current Assets	1,231,900	301,709

Plant, Property and Equipment
Unproved oil and gas properties, net of allowance for impairment and
and accumulated amortization (Note 4)	2,213,083	2,265,673
Proved and developed oil and gas properties net of accumulated
depreciation, depletion and amortization (Note 5)	5,790,279	6,256,238
Computers, office equipment, furniture and leasehold improvements,
net of accumulated depreciation	28,608	31,605
Total Net Plant, Property and Equipment	8,031,970	8,553,516

Other Long-Term Assets	55,100	55,100

Total Assets	$9,318,970	$8,910,325
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$269,182	$172,166
Working and royalty interests payable	139,845	107,905
Other payables, interest and taxes accrued	141,720	350,797
Convertible promissory notes maturing in less than 1 year	800,000	800,000
Total Current Liabilities	1,350,747	1,430,868
Long-Term Liabilities (Note 6)	144,045	140,844
Total Liabilities	1,494,792	1,571,712

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
no shares issued and outstanding.	--	--
Common Stock; $.001 par value; 200,000,000 shares authorized,
45,113,496 issued and outstanding at December 31, 2009, and
44,509,496 shares issued and outstanding at September 30, 2009. (Note 7)	45,113	44,509
Additional paid-in capital	13,880,587	12,821,792
Stock issuance obligation	--	136,000
Accumulated deficit	(6,101,522)	(5,663,688)
Total Stockholders' Equity	7,824,178	7,338,613
Total Liabilities and Stockholders' Equity	$9,318,970	$8,910,325
"See Accompanying Condensed Notes to the Consolidated Financial Statements"

JAYHAWK ENERGY, INC.
Consolidated Statement of Operations (Unaudited)

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2009	2008
Revenue (Net Working Interest)
Oil Sales	$170,307	$123,333
Gas Sales	24,094	33,700
Total Net Revenues	$194,401	$157,033

Cost and Operating Expenses
Production Costs – North Dakota	71,815	71,505
Production Costs – Kansas	6,510	81,133
Depreciation, depletion and amortization	291,926	312,139
General and Administrative	209,781	221,574
Other (Income) and Expense	52,203	158,844
Total Costs and Expenses	632,235	845,195

Net loss and total comprehensive loss	$(437,834)	$(688,162)

Basic and diluted loss per share	$(0.01)	$(0.02)

Basic weighted average number of shares outstanding	44,825,148	42,827,505

"See Accompanying Condensed Notes to the Consolidated Financial Statements"

JAYHAWK ENERGY, INC.
Consolidated Statement of Cash Flows (Unaudited)

	For the three	For the three
	months ended	months ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(437,834)	$(688,162)
Adjustments to reconcile net loss to net cash used in operations
Depreciation, depletion and amortization	291,926	312,139
Amortization of Discount on Note Payable	-	58,286
Accretion of convertible promissory note	-	98,389
Accretion of annual asset retirement obligation	3,201	3,201
Common stock issued in consideration for services	23,400	16,750
(Increase) decrease in accounts receivable	15,952	155,723
(Increase) decrease in other current assets	1,090	11,555
Increase (decrease) in accounts payable	97,016	56,249
Increase (decrease) in accruals and other current liabilities	72,863	6,798
Net cash provided by operating activities	67,614	30,928

CASH FLOWS FROM INVESTING ACTIVITIES
Unproved oil and gas property additions	(20,380)	-
Proved oil and gas property additions	-	(18,600)
Other property additions	-	(11,212)
Net cash used in investing activities	(20,380)	(29,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of common stock	-	-
Borrowings with convertible notes payable	900,000	-
Net cash provided by financing activities	900,000	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	947,234	1,116

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,658	82,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$952,892	$83,799

Supplemental Disclosure of Cash Flow and Non-cash Investing and Financing Activity:

Income taxes paid	$--	$--
Interest paid	$--	$--

"See Accompanying Condensed Notes to the Consolidated Financial Statements"

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three Months ended December 31, 2009 and December 31, 2008

Note 1 – Organization and Description of Business

Nature of Operations – JayHawk Energy, Inc. (the Company, we, or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Since then, we have devoted our efforts principally to the raising of capital, development of organizational infrastructure, and the acquisition of oil and gas properties.  To date, we have acquired three main properties, the Uniontown in Kansas, the Crosby (formerly referred to as Candak) in North Dakota, and Girard in Kansas.  We also formed a wholly owned subsidiary to transport our gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which our financial statements are consolidated.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.  These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the first quarter of the fiscal year to end September 30, 2010, the quarter ending December 31, 2009, and comparable quarter ended December 31, 2008.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended September 30, 2009 as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Going Concern – As shown in the accompanying financial statements, we have incurred operating losses since inception.  As of December 31, 2009 our ability to achieve our objectives and obtain profitability and positive cash flows will be dependent on our ability to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operations by drilling new wells and attaining additional commercial production, thereby increasing our operating income, and raising additional capital in the public and private markets.  However, there is no assurance that we will be able to achieve these objectives.

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

Loss per common share - Basic loss per share is calculated based on the weighted average number of common shares outstanding.  Diluted loss per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not antidilutive.  As each of the two fiscal periods covered by these financial statements reflects net losses from operations, all of our warrants have an anti-dilutive effect on per common share amounts.

Revenue Recognition – We use the sales method of accounting for oil and gas revenues.  Under this method revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property.  Revenues reflected in these financial statements are the Company's net working interest after deduction of amounts attributable to other working and royalty interest owners.  See note above, "Joint Venture Operations".

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three Months ended December 31, 2009 and December 31, 2008

Note 2 – Summary of Significant Accounting Policies (continued)

Property, plant and equipment - JayHawk follows the successful efforts method of accounting for oil and gas property as promulgated in Accounting Standards Codification (ASC) Topic 932, Extractive Activities – Oil and Gas.  Under this method of accounting, costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells, are capitalized.  Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed.

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

We review our long-lived assets for impairment annually or when events or changes in circumstances indicate that impairment may have occurred.  In the impairment test we compare the expected undiscounted future net revenue on a field-by-field basis with the related net capitalized cost at the end of each period. Should the net capitalized cost exceed the undiscounted future net revenue of a property, we will write down the cost of the property to fair value, which we will determine using discounted future net revenue. We will provide an impairment allowance on a property-by-property basis when we determine that the unproved property will not be developed (also see specifically, Note 4).

Asset Retirement Obligation – We follow ASC topic 410, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  The asset retirement obligation, consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties, and is included in Long-term Liabilities (Note 6).

Income Taxes - The Company follows the guidance of ASC Topic 740, Income Taxes (previously the FASB has issued interpretation No. 48 (FIN-48) “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109”.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

ASC Topic 740 recognizes that the ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain.  It provides guidance on when tax positions claimed by an entity can be recognized and guidance on the dollar amount at which those positions are recorded.  In order to recognize the benefits associated with a tax position taken the entity must conclude that the ultimate allowability of the deduction is more likely than not.  If the ultimate allowability of the tax position exceeds 50% (more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement.  Differences between tax positions taken in a tax return and recognized in accordance with the guidance will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three Months ended December 31, 2009 and December 31, 2008

Note 3 - Trade Accounts Receivable

Trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the months of June, July of 2008, and December and September 2009, less an allowance for doubtful accounts.  Also included in the aggregate is an amount receivable from other working interests billed for their percentages of joint operating costs.  Specifically, it is detailed as follows at December 31, and September 30, 2009:

	December 31, 2009	September 30, 2009
Due for crude oil delivered in June & July 2008 – SemCrude	$283,486	$283,486
Less: Allowance for doubtful collections	(119,763)	(119,763)
Due for crude oil delivered in December and September 2009	78,037	109,074
Due for natural gas delivered in December and September 2009	12,333	5,954
Due from joint operating working interests	23,462	14,756
Total	$277,555	$293,507

The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of JayHawk's June and July 2008 production and before compensating the Company filed a Chapter 11 bankruptcy proceeding.  Management believes that the Company will receive all the proceeds for the July sales but has established an allowance for 100% of the value of the June deliveries, equivalent to $119,763, charging bad debt expense for an equal amount.  Since August of 2008 all crude oil production has been delivered to a new purchaser.  Proceeds for the December 2009 deliveries valued at $78,037, were subsequently received in January 2010.  Amounts receivable for the natural gas delivered in December 2009 we also received in January 2010.

Note 4 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties at December 31, and September 30, 2009 consists of the following capitalized costs respectively:

	December 31, 2009	September 30, 2009
Kansas Uniontown Project	$2,494,479	$2,494,479
Less: Allowance for impairment	(1,474,000)	(1,474,000)
Less: Accumulated amortization	(187,275)	(162,734)
Net investment in Uniontown Project	$833,204	$857,745

Kansas Girard Project	$1,651,125	$1,651,125
Less: accumulated amortization	(291,626)	(243,197)
Net investment in Girard Project	$1,359,499	$1,407,928

Crosby Project Capitalized New Lease Costs	$20,380	$-

Total Unproved Oil and Gas Property	$2,213,083	$2,265,673

Impairment of Uniontown Project:  A property is considered impaired if it will not or cannot be developed.  At that time an allowance is established to revalue the capitalized cost and a provision of equal amount is provided as an operating expense.  Management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided based on geology and proximity to our pipeline, to permit approximately one-third of the original leases acquired to expire without renewal. The Company's inability at September 30, 2008 to fund development of any acreage, justified the creation of an impairment valuation.  The management has estimated the allowance at two-thirds, 67 percent, of the original investment equaling $1,474,000.

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three Months ended December 31, 2009 and December 31, 2008

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $5,790,279, at December 31, 2009, and $6,256,238 at September 30, 2008.  These net capitalized costs are comprised of the following; detailed by property:

	December 31, 2009	September 30, 2009
Crosby North Dakota Properties:
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,200,248	1,200,248
Less: Accumulated DD&A	(1,288,567)	(1,117,265)
Net Capitalized Costs	$2,269,433	$2,440,735

Girard, Kansas Properties:
Field Equipment	$796,033	$796,033
Capitalized Drilling Costs	662,899	662,899
Less: investment from Joint Venture Partner	(250,000)	--
Less: accumulated DD&A	(92,096)	(76,402)
Net Capitalized Costs	$1,116,836	$1,382,530

JayHawk Gas Transportation
Field Equipment	$2,605,870	$2,605,870
Less: accumulated Depreciation	(201,860)	(172,897)
Net Capitalized Costs	$2,404,010	$2,432,973

Total Net Proved Oil & Gas Properties	$5,790,279	$6,256,238

Note 6 – Long-term Liabilities

Long-term liabilities at December 31, 2009 are comprised of an asset retirement obligation of $144,045, and convertible debentures of $900,000 net of discounts as follows:

	December 31, 2009	September 30, 2009
Asset retirement obligation	$144,045	$140,844
Long-term notes (debentures) payable face value	900,000	--
Less: Imputed fair value of common stock purchase warrants	(430,435)	--
Imputed fair value of beneficial conversion feature	(469,565)	--

Total long-term liabilities	$144,045	$140,844

Long-term Notes Payable – In December 2009 the Company issued 10 percent convertible debentures with a face value of $900,000, and a two year maturity.  These debentures were issued with attached common stock purchase warrants.  The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.30 per share.  The attached common share purchase warrants, expire in 42 months from the original issue date and permit the holders two exercise options.  The warrants may be exercised by purchase of the Company’s common stock for cash at an exercise price of $0.45, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based upon the Company’s then current stock price.  All of the common stock purchase warrants issued with these convertible debentures were exercised in a cashless exercise in January 2010, which is more fully described in Note 8, Subsequent Events.

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three Months ended December 31, 2009 and December 31, 2008

Note 6 – Long-term Liabilities (cont.)

Long-term Notes Payable (cont.) - In accordance with ASC Topic 470, the Company allocated the proceeds to the two elements (detachable warrants and convertible instrument) based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of .06 percent and volatility of 99.3 percent) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates, we allocated $430,435 to the common stock purchase warrants.

Additionally, the Company determined that the convertible notes contain a beneficial conversion feature.  Following the guidance provided by ASC 470, after first allocating proceeds of the convertible debt to the warrants, an additional amount of $469,565, was recorded as a discount for the beneficial conversion feature of the debentures.  The aggregate of the two discount components is $900,000, the full maturity amount of the debentures.  This essentially is a deferred cost of financing, and as such, will be amortized over the life of the debentures in the amount of $37,500 per month.

Note 7 - Common Stock

The Company made two issuances of 30,000 shares each of its common stock on October 2 and November 1, 2009, in exchange for consulting services rendered.

On November 16, 2009 the Company issued the 544,000 shares of its common stock to fulfill the stock issuance obligation recognized on July 30, 2009.   This obligation was recognized as the result of amending the original $800,000 short-term convertible promissory note, signed in July 2008.  The original note had a one-year maturity, maturing July 30, 2009, and provided for interest to be paid upon maturity, computed at a rate of 12 percent per annum.  The amendment extended the maturity date to July 30, 2010.  Accrued interest to the date of the amendment was $96,000.  This along with a 5 percent extension fee of $40,000 was converted to shares of the Company’s restricted common stock, at the rate of $0.25 per share.  The total amount of $136,000 was reflected as a stock issuance obligation as at September 30, 2009.

Note 8 – Subsequent Events

Holders of the debentures and the common stock purchase warrants, more fully described in the preceding Note 6, exercised their rights under those warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6, and January 27, 2010, in the amount of 1,398,066 shares, and 713,322 shares, in each of the respective transactions.

 Effective January 01, 2010 the Board of Directors approved increasing the Chief Executive Officer’s and President’s compensation to $15,000 and $10,000, per month, respectively.

Subsequent events have been evaluated through February 4, 2009, the date that the consolidated financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2009, on Form 10-K, and the Forms 8-K issued in the period subsequent to September 30, 2009.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Results of Operations for the three months ended December 31, 2009 and 2008

Revenues - For the three months ending December 31, 2009 and 2008, revenues, reported as JayHawk's net working interest, were $194,401 and $157,033, respectively.  The comparative volumes of oil and gas delivered and the average prices received during each of the two respective three month periods of 2009 and 2008, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2009	2008	2009	2008	2009	2008
Oil Sales (in barrels)	4,928	4,601	$60.97	$42.10	$300,492	$193,699
Gas Sales (in thousand cubic feet)	8,459	10,710	$3.98	$3.15	33,377	33,700
Total Gross Receipts					$333,869	$227,399
Less: working & royalty interests					(139,468)	(70,366)
Net Revenues to JayHawk					$194,401	$157,033

Volumes of oil delivered during the three month period ending December 31, 2009 are slightly higher than the same period end in 2008 due to production operations being temporarily stopped by weather conditions during the 2008 period.  Field prices for the oil (after delivery charges) fluctuated from a low of $57.52 to a high of $63.46 during the three month period ending December 31, 2009.  During the quarter ending December 31, 2008 these same field prices, after delivery charges, fluctuated between a low of $20.60/Bbl. and high of $59.22/Bbl.  Beginning in November of 2009, the gross gas revenues are reduced by a 42.5 percent interest distributed to our joint venture partner in Girard, Kansas.

Operating Expenses - Total operating expenses for the three months ended December 31, 2009 and 2008 were $632,235, and $845,195, respectively.  These expenses are segregated as follows:

	Quarter End December 31, 2009				Quarter End December 31, 2008
	Crosby, N.D	Girard, KS.	G&A	Total	Total
Direct regional costs	$71,815	$6,510	-	$78,325	$152,638
Depreciation, depletion, and amortization	172,505	116,424	2,997	291,926	312,139
General and administrative expenses	-	-	209,781	209,781	221,574
Other net (income) and expense			52,203	52,203	158,844
Totals	$244,320	$122,934	$264,981	$632,235	$845,195

The direct regional costs above for the three months ending December 31, 2009 and 2008, represent direct production costs, including, production and severance taxes, labor, supplies and materials, maintenance, chemicals, and salt water disposal for both the North Dakota and Kansas properties.

General and administrative expenses incurred for the corporate office and  management, for the period ending December 31, 2009 was significantly lower when compared to the same period ending December 31, 2008, primarily due to focused attention to cost reduction efforts.

Cash Flows, Liquidity and Capital Resources

Net cash provided by operating activities totaled $67,614 in the quarter ending December 31, 2009, compared to $30,928 provided in operating activities for the three month period ending December 31, 2008.  This increase in cash provided by operations is primarily attributable to the significant reduction in the quarterly net operating loss, for the comparable quarters.

Net cash used in investing activities totaled $20,380 in the three months ending December 31, 2009 as compared to $29,812 in the same period ending December 31, 2008.

Cash in the amount of $900,000 was provided by financing activities during the quarter ending December 31, 2009.  There were no financing activities during the same period of 2008.

The net change in cash and cash equivalents is the sum of cash provided by operating and financing activities and used in investing activities, or a net total of $947,234 which is the increase in the Company's cash balance of $5,658 existing at September 30, 2009, to the cash balance at December 31, 2009 of $952,892.  Generally, our main sources of liquidity are cash and internally generated cash flow from the sale of crude oil and natural gas.  In this quarter ending December 31, 2009 the cash position was significantly augmented by the issuance of the debentures in the amount of $900,000.  Our current assets at December 31, 2009 totaled $1,231,900 and our current liabilities totaled $1,350,747.

 As clearly demonstrated in this current quarter ending December 31, 2009, our revenue and operating cash flows, are highly dependent on the prices we receive for crude oil and natural gas.  A substantial and continued decline in these prices will further reduce our operating results and cash flows, and will impact our rate of growth and the carrying values of our assets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls – There have been no changes in internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the period ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to December 31, 2009 the Company has, through its CEO and Board of Directors, implemented a more rigorous and timely review its financial reporting process, including scheduled quarterly audit committee meetings and direct communication with the field staff. This change will likely materially affect the Company’s internal control over financial reporting for the quarter to end March 31, 2010.

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

JayHawk Energy, Inc., a Colorado corporation

Date: February 11, 2010	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Chief Executive Officer and Chief Financial Officer