Form 10-Q
period 2010-03-31
Jayhawk Energy, Inc.
filed 2010-05-12
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 12, 2010, there were 48,857,549 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
March 31, 2010 (Unaudited) and September 30, 2009	3

Consolidated Statements of Operations:
Three Months and Six Months Ended March 31, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows:
Six Months Ended March 31, 2010 and 2009 (Unaudited)	5

Notes to Consolidated Unaudited Financial Statements:
March 31, 2010	6

Item 2. Management Discussion and Analysis	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

JAYHAWK ENERGY, INC.
Consolidated Balance Sheets (Unaudited)

	March 31, 2010	September 30, 2009
Assets
Current Assets
Cash and cash equivalents	$826,698	$5,658
Trade accounts receivable, less allowance for doubtful accounts (Note 3)	129,284	293,507
Other Current Assets	15,364	2,544
Total Current Assets	971,346	301,709

Plant, Property and Equipment
Unproved oil and gas properties, net of allowance for impairment and
accumulated amortization (Note 4)	2,151,743	2,265,673
Proved and developed oil and gas properties net of accumulated
depreciation, depletion and amortization (Note 5)	6,961,389	6,256,238
Computers, office equipment, furniture and leasehold improvements,
net of accumulated depreciation	25,611	31,605
Total Net Plant, Property and Equipment	9,138,743	8,553,516

Other Long-Term Assets	56,900	55,100

Total Assets	$10,166,989	$8,910,325
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,496,894	$172,166
Working and royalty interests payable	94,420	107,905
Other payables and accrued costs	82,426	350,797
Convertible promissory notes maturing in less than 1 year (Note 6)	--	800,000
Total Current Liabilities	1,673,740	1,430,868
Commitments and Contingencies	--	--
Long-Term Liabilities (Note 7)	605,642	140,844
Total Liabilities	2,279,382	1,571,712

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, no shares
issued and outstanding	--	--
Common Stock; $0.001 par value; 200,000,000 shares authorized;
48,824,883 shares issued and outstanding at March 31, 2010, and
44,509,496 shares issued and outstanding at September 30, 2009 (Note 7)	48,825	44,509
Additional paid-in capital	16,198,997	12,821,792
Stock issuance obligation		136,000
Accumulated deficit	(8,360,215)	(5,663,688)
Total Stockholders' Equity	7,887,607	7,338,613

Total Liabilities and Stockholders' Equity	$10,166,989	$8,910,325

See Accompanying Condensed Notes to the Interim Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
And Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenue
Oil Sales	$176,269	$61,599	$346,575	$184,932
Gas Sales	18,544	29 ,213	42,638	62,913
Total Net Revenues	$194,813	$90,812	$389,213	$247,845

Costs and Operating Expenses
Production Costs – North Dakota	80,464	35,695	152,279	107,200
Production Costs – Kansas	9,407	71,876	15,916	153,009
Depreciation, Depletion and Amortization	230,868	200,623	522,795	512,761
General and Administration Expenses	225,382	101,627	435,163	323,202
Other (Income) and Expense	1,907,384	179,443	1,959,587	338,287
Total Costs and Operating Expenses	2,453,505	589,264	3,085,740	1,434,459

Loss from continuing operations before income tax expense	$(2,258,692)	$ (498,452)	$(2,696,527)	$(1,186,614)

Income tax expense	─	─	─	─
Deferred tax benefit	─	─	─	─
	_________	_________	__________	_________
Net loss	$(2,258,692)	$(498,452)	$(2,696,527)	$(1,186,614)

Basic and diluted loss per share	$(0.05)	$ (0.01)	$(0.06)	$(0.03)

Basic and diluted weighted average shares outstanding	47,428,292	43,544,761	46,112,417	43,182,192

See Accompanying Condensed Notes to the Interim Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(2,696,527)	$(1,186,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	522,795	512,762
Amortization of discount on note payable	457,756	116,572
Accretion of convertible promissory note	--	196,777
Accretion in annual asset retirement obligation	7,042	6,402
Debt Conversion Expense	1,466,978
Common stock issued in lieu of interest	55,143	--
Common stock issued in consideration for services	23,400	78,916
(Increase) decrease in accounts receivable	164,223	132,380
(Increase) decrease in other current assets	(12,820)	7,598
(Increase) decrease in long-term assets	(1,800)	--
Increase (decrease) in accounts payable	1,324,728	(71,105)
Increase (decrease) in accruals and other current liabilities	(281,857)	(24,468)
Net cash provided (used) by operating activities	1,029,061	(230,780)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved and unproved oil and gas property additions	(1,358,021)	(18,600)
Other property additions	--	(12,373)
Sale of 42.5 percent interest in Girard gas properties	250,000	--
Net cash used in investing activities	(1,108,021)	(30,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	200,000
Proceeds from issuance of 10% convertible debentures	900,000	-
Net cash provided by financing activities	900,000	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$821,040	$(61,753)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,658	82,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$826,698	$20,930

SUPPLEMENTAL DISCLOSURE of CASH FLOWS
Income tax paid	-	-
Interest paid	-	-

See Accompanying Condensed Notes to the Interim Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months ended March 31, 2010 and March 31, 2009

Note 1 – Organization and Description of Business

Nature of Operations – JayHawk Energy, Inc. (the Company, we, or JayHawk) and its wholly owned subsidiary, are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Since then, we have devoted our efforts principally to the raising of capital, development of organizational infrastructure, and the acquisition of oil and gas properties.  To date, we have acquired three main properties, the Uniontown in Kansas, the Crosby (formerly referred to as Candak properties) in North Dakota, and Girard in Kansas.  We also formed a wholly owned subsidiary to transport our natural gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which our financial statements are consolidated.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.  These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the second quarter ending March 31, 2010, and comparable quarter ended March 31, 2009.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended September 30, 2009, and interim reports on Forms 10-Q and 8-K as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Going Concern – The accompanying financial statements have been prepared assuming that the Company continues operating as a going concern.  As of March 31, 2010 our ability to continue as such is dependent upon our ability to obtain sufficient additional financing and upon achieving profitable future operations.  We plan to fund our future operations by raising additional capital in the public and private markets, drilling new wells and attaining additional commercial production, thereby increasing our operating income.  However, there is no assurance that we will be able to achieve these objectives.

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

Loss per common share - Basic loss per share is calculated based on the weighted average number of common shares outstanding.  Diluted loss per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, provided the effect is not anti-dilutive.  As each of the two fiscal periods covered by these financial statements reflects net losses from operations, all of the warrants had an anti-dilutive effect on per common share amounts.

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
(Unaudited)
For the Three and Six Months Ended March 31, 2010 and March 31, 2009

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

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended March 31, 2010 and March 31, 2009

New Accounting Pronouncements – In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting.  The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  The new requirements also will allow companies to disclose their probable reserves to investors.  In addition, the new disclosure requirements require companies to (a) report the independence and qualifications of its reserves engineer preparer; (b) file reports when a third party is relied upon to prepare reserve estimates or conducts a reserve audit, and (c) report oil and gas reserves using an average price based upon the prior 12 month period rather than year-end prices.  The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009.

In January 2010, the FASB issued Accounting Standards Update No. 2010-03 “Extractive Activities – Oil and Gas, Accounting Standards Codification (ASC) Topic 932: Oil and Gas Reserve Estimation and Disclosures”.  The objective is to align the oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the requirements in the SEC final rule “Modernization of the Oil and Gas Reporting Requirements” described in the preceding paragraph.  This includes updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and expanding the disclosure requirements for equity method investments.  The amendments in this Update 2010-03 are effective for interim and annual periods ending on or after December 31, 2009, and should be applied on a prospective basis.  The Company adopted this Update without a material effect on its results of operations and financial position.

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended March 31, 2010 and March 31, 2009

Note 3 - Trade Accounts Receivable

At March  31, 2010 trade accounts receivable represents those amounts the Company is owed for its' oil and gas production delivered during the month of March 2010 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.  At September 30, 2009, the trade accounts receivable also included a net amount anticipated to be collected from the SemCrude bankruptcy.  On February 25, 2010 the Company received $224,183 in complete settlement of this litigation and the receivable and associated allowance were accordingly eliminated.  Specifically, trade accounts receivable are detailed as follows at March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009

Due for crude oil delivered in June & July 2008 – SemCrude	$--	$283,486
Less: Allowance for doubtful collections	--	(119,763)
Due for crude oil delivered in March 2010 and September 2009	87,066	109,074
Due for natural gas delivered in March 2010 and September 2009	7,549	5,954
Due from joint operating working interests	34,669	14,756
Total	$129,284	$293,507

Note 4 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties at March 31, 2010 and September 30, 2009 consists of the following capitalized costs respectively:

	March 31, 2010	September 30, 2009

Kansas Uniontown Project	$2,494,479	$2,494,479
Less: Allowance for impairment	(1,474,000)	(1,474,000)
Less: Accumulated amortization	(211,814)	(162,734)
Net investment in Uniontown Project	$808,665	$857,745

Kansas Girard Project	$1,652,284	$1,651,125
Less: accumulated amortization	(340,056)	(243,197)
Net investment in Girard Project	$1,312,228	$1,407,928

Crosby Project Capitalized New Lease Costs	$30,850	$-

Total Unproved Oil and Gas Property	$2,151,743	$2,265,673

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
(Unaudited)
For the Three and Six Months ended March 31, 2010 and March 31, 2009

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,574,389, at March 31, 2010, and $6,256,238 at September 30, 2009.  These net capitalized costs are comprised of the following; detailed by property:

	March 31, 2010	September 30, 2009

Crosby North Dakota Properties:
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,200,248	1,200,248
Capitalized Drilling Costs	1,326,012
Less: Accumulated DD&A	(1,396,660)	(1,117,265)
Net Capitalized Costs	$3,487,352	$2,440,735

Girard, Kansas Properties:
Field Equipment	$796,033	$796,033
Capitalized Drilling Costs	662,899	662,899
Less: investment from Joint Venture Partner	(250,000)	--
Less: accumulated DD&A	(109,940)	(76,402)
Net Capitalized Costs	$1,098,992	$1,382,530

JayHawk Gas Transportation
Field Equipment	$2,605,870	$2,605,870
Less: accumulated Depreciation	(230,825)	(172,897)
Net Capitalized Costs	$2,375,045	$2,432,973

Total Net Proved Oil & Gas Properties	$6,961,389	$6,256,238

Note 6 – Convertible Promissory Note

On July 30, 2008 JayHawk signed a convertible promissory note in the amount of $800,000 for cash received of an equal amount.  The original note provided for interest to be paid at the maturity date of July 30, 2009, computed at a rate of 12 percent per annum.  On July 30, 2009, the note was amended to extend the maturity date to July 30, 2010.  Under the amended agreement interest continued to be accrued and the holder was given the right to convert the outstanding principal balance and unpaid accrued interest to shares of the Company's common stock, at the conversion price of $1.75.

On February 25, 2010 the $800,000 principal of the note payable and currently accrued interest was converted to 1.6 million shares of the Company’s common stock.  Accounting Standards Codification (ASC) topic 470-20-40-16 requires expense to be recognized when convertible debt is converted to equity securities of the debtor to the extent that the fair value of the securities and other consideration transferred exceeds the fair value of securities issuable pursuant to the original conversion terms.  Management made an assessment of the modified terms of conversion and determined that the fair value of the 1.6 million shares on the date of issuance was $2,112,000 and exceeded the value of shares issuable pursuant to the amended agreement of $645,022, by $1,466,978.  This amount was charged to non-cash debt conversion expense.

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended March 31, 2010 and March 31, 2009

Note 7 – Long-term Liabilities

Long-term liabilities at March 31, 2010 are comprised of an asset retirement obligation of $147,886, and convertible debentures of $900,000, net of discounts for the imputed fair value of common stock purchase warrants attached to the debentures and the imputed fair value of the conversion feature of the debentures.  At September 30, 2009 the only long-term liability was the asset retirement obligation reflected in the amount of $140,844.  The composition of long-term liabilities existing at March 31, 2010 and September 30, 2009, the previous fiscal year end, is reflected in the following table:

	March 31, 2010	September 30, 2009

Asset retirement obligation	$147,886	$140,844
Long-term notes (debentures) payable face value	900,000	--
Less: Unamortized discount(s)
Imputed fair value of common stock purchase warrants	(1,374)	--
Imputed fair value of beneficial conversion feature	(410,870)	--

Total long-term liabilities	$605,642	$140,844

In December 2009 the Company issued 10 percent convertible debentures with a face value of $900,000, and a two year maturity.  These debentures were issued with attached common stock purchase warrants.  The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.30 per share.  The attached common share purchase warrants, expire in 42 months from the original issue date and permit the holders two exercise options.  The warrants were exercisable by purchase of the Company’s common stock for cash at an exercise price of $0.45, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based upon the Company’s then current stock price.  In two transactions the holders of the debentures and the common stock purchase warrants, exercised their rights under those warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6, and January 27 of this current quarter.  All but 166,000, or 7.3 percent, of the common stock purchase warrants issued with these convertible debentures have now been exercised.   The Company issued additional 10 percent convertible debentures with a face value of $600,000 in April 2010, increasing the total amount of long-term debentures payable to $1,500,000 (See Note 8- Subsequent Events).

In accordance with ASC Topic 470, the Company allocated the proceeds to the two elements (detachable warrants and convertible instrument) based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of .06 percent and volatility of 99.3 percent) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates, we allocated $430,435 to the common stock purchase warrants.  As mentioned in the preceding paragraph, all but 166,000 common stock purchase warrants were exercised.  Accordingly, at March 31, 2010, of the original $430,435 allocated to the warrants, all but $31,374 has been amortized.  Additionally, the Company determined that the convertible notes contain a beneficial conversion feature.  Following the guidance provided by ASC 470, after first allocating proceeds of the convertible debt to the warrants, an additional amount of $469,565, was recorded as a discount for the beneficial conversion feature of the debentures.  These amounts are and will continue to be amortized over the remaining life of the underlying warrants and convertible debentures.

Note 7 - Common Stock

Holders of the debentures and the common stock purchase warrants, more fully described in the preceding Note 6, exercised their rights under those warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6, and January 27, 2010, in the amount of 1,398,065 shares, and 713,322 shares, in each of the respective transactions.

On February 25, 2010 the 1,600,000 shares of the Company’s common stock were issued for the conversion of the $800,000 convertible note payable reflected at September 30, 2009, and the accrued interest through February 25, 2010 of $55,143.

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended March 31, 2010 and March 31, 2009

Note 8 – Subsequent Events

On April 01, 2010 the Company issued 21,666 shares of its $0.001 par value common stock in lieu of paying interest, to one investor in the 10% convertible debentures, with cash.  The interest totaled $16,250 and was converted to shares at a price of $0.75 per common share.

On April 21, 2010 the Compensation Committee of the Company’s Board of Directors approved paying three employees the compensation they had previously sacrificed to help meet past obligations of the Company during prior fiscal periods.  This deferred compensation will be paid quarterly beginning with the third quarter ending June 30, 2010 and ending with the first quarter end of the new fiscal year, December 31, 2010.  The amounts to be accrued monthly are approximately $21,900, beginning with April 2010.

On April 23, 2010 the Company sold additional Convertible Debentures with a face value of $600,000.  This transaction completes the Securities Purchase Agreement in which the Company entered with a group of investors on December 09, 2009, for an aggregate issuance of $1.5 million of 10 percent Convertible Debentures.  This second funding is similar to the first in that the debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a price of $0.30 per share.  Additionally, the investors were issued Common Stock Purchase Warrants, each having a term of 42 months, expiring October 2013, and giving the investors the right to purchase JayHawk’s common shares at an exercise price of $0.45 per share.

On May 04, 2010 the Company issued 11,000 shares of its $0.001 par value common stock in lieu of paying cash for the rental of field equipment.   The value of the services was determined to be equivalent to the value of the shares issued at the closing stock price of that day, $0.47 per share, or $5,170.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six months ended March 31, 2010 and 2009

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2009, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to September 30, 2009.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Drilling Operations – during the three month period ended March 31, 2010, JayHawk spud and completed two new oil wells on the Crosby, North Dakota properties.  The Knudson #1 and Jenks #1 were each spud and completed during March 2010.  Both are expected to commence production during this current quarter ending June 30, 2010.  Based on the flow rates achieved during initial testing, the Company is anticipating commercial production from each.  At March 31, 2010 all of the costs associated with the drilling and completion of these two wells have been capitalized and included in the net cost of the proved and developed Crosby, North Dakota oil properties.  As capital costs, these items do not affect the cost and expenses associated with the normal production activities reflected in these current financial statements.  As of March 31, 2010 we have capitalized drilling costs totaling approximately $1.3 million.

Oil Revenues – derived from oil sales delivered from our Crosby, North Dakota properties are reported in the Consolidated Statements of Operations net of working and royalty interests.  For the three and six month periods ending March 31, 2010, JayHawk sold a gross 4,845 Bbls. and 9,773 Bbls., respectively.  This production was sold at average prices of $65.59/Bbl. and $63.27/Bbl., yielding gross sales amounts of $317,805 and $618,298 for the three and six month periods.  These gross numbers are reconciled to the net sales revenue by deducting those amounts applicable to the outside working and royalty interests.

JayHawk’s net oil revenues for the three and six month periods end March 31, 2010, of $160,732 and $309,058, reflect very  favorable variances from the net oil revenues reported for the comparable periods ending March 31, 2009, of $61,599 and $184,932.   This is attributable to a strong price variance and a significant volume variance, as there was no production or sales during the month of January 2009 due to severe winter weather in North Dakota.  Prices for the three and six month periods ending March 31, 2009 averaged only $34.78 and $39.18 per barrel, respectively.

Gas Revenues – Gross sales of gas produced and delivered from our Girard, Kansas properties for the three and six month periods ending March 31, 2010 were $30,059 and $63,435, respectively.  The amount reported in the financial statements of the Company however reflect only JayHawk’s net working interest.  During the first quarter ending December 31, 2009 the Company entered into an agreement whereby 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000.  Therefore, the net gas revenues accruing to the Company for the three and six month periods ending March 31, 2010 are reported net of our joint venture partner’s interest.  JayHawk’s net gas revenues from the gross sales were $18,544 and $42,638 for the respective three and six month periods.  Additionally during the three months ending March 31, 2010 the pipeline has undergone significant maintenance and modifications in an attempt to increase daily volumes.  This has caused a decrease in the volumes sold during this period.

Prices received for our gas production continue to be volatile.  During the three months ending March 31, 2010 they have fluctuated between a low of $3.58 per mcf. to a high of $5.41 per mcf.  During the comparable periods ending March 31, 2009 prices fluctuated between a low of $2.48 and a high of $4.67 per mcf.  Gas revenues accruing to JayHawk during the three and six month periods ending March 31, 2009 were $29,213 and $62,913, respectively.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, saltwater disposal, and production and severance taxes.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.  The increase in production expenses for the North Dakota oil operations for the three and six month periods end March 31, 2010 is primarily associated with an extra month of operations in the 2010 period end.  During the 2009 period end there were no production activities for a full month due to unfavorable weather conditions.

Relative to the Company’s Kansas natural gas activities, throughout both the three and six month periods ending March 31, 2010, in accordance with the joint operating agreement, the joint venture partner has paid the majority of all costs associated with those operations.  This accounts for the reduction in production costs reflected between the comparable three and six month periods ending March 31, 2010 and 2009.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  An comparative analysis of the  general and administrative expense for the three and six month periods ending March 31, 2010 and 2009 is provided in the following table:

	Period End March 31, 2010		Period End March 31, 2009
	Three Months	Six Months	Three Months	Six months

Compensation	$120,500	$194,000	$48,500	$160,000
Legal and consulting fees	43,537	133,490	20,910	78,894
Audit and public company expense	34,289	53,961	16,029	18,343
Employer payroll taxes	8,551	9,637	3,606	11,228
Office expense	6,237	10,875	9,509	19,834
All other corporate general & administrative	12,268	33,200	3,073	34,903
Total	$225,382	$435,163	$101,627	$323,202

Other net (income) expense – includes interest and financing costs and the non-cash costs of debt conversion expense more fully discussed in Note 6 to the Condensed Notes to the Financial Statements, discount amortization, and note accretion expenses.  The detail comprising the total other net (income) and expense follows:

	Period End March 31, 2010		Period End March 31, 2009
	Three Months	Six Months	Three Months	Six Months

Interest and financing costs	$37,637	108,366	19,567	43,501
Debt conversion expense	1,466,978	1,466,978	--	--
Debenture discount amortization & expense	457,756	457,756	58,286	116.572
Accretion of convertible note payable	--	--	98,389	196,777
All other miscellaneous (income) & expense	(54,987)	(73,513)	3,201	(18,563)
Total	$1,907,384	$1,959,587	$179,443	$338,287

Cash Flows, Liquidity and Capital Resources

As of March 31, 2010 our current assets totaled $971,346 consisting of cash, $826,698, accounts receivable, $129,284, and prepaid expenses, 15,364.  At the same time our current liabilities were $1,673,740.  This apparently significant working capital shortage was substantially alleviated with the receipt of $600,000 in April in consideration for the issuance of 10% convertible debentures (see Note 8 – Subsequent Events).

Net cash provided by operating activities totaled $1,029,061 for the six months ending March 31, 2010, compared to $230,780 used in operating activities for the six month period ending March 31, 2009.

Net cash used in investing activities totaled $1,108,021 in the three months ending March 31, 2010 as compared to $30,973 in the same period ending March 31, 2009.

Cash in the amount of $900,000 was provided by financing activities during the six months ending March 31, 2010.  During the comparable period ending March 31,2009, $200,000 was provided by financing activities.

The net change in cash and cash equivalents is the sum of cash provided by operating and financing activities and used in investing activities, or a net total of $821,040 which is the increase in the Company's cash balance of $5,658 existing at September 30, 2009, to the cash balance at March 31, 2010 of $826,698.  Generally, our main sources of liquidity are cash and internally generated cash flow from the sale of crude oil and natural gas.  In this six month period ending March 31, 2010 the cash position was significantly augmented by the issuance of the debentures in the amount of $900,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls – During the quarter ending March 31, 2010 the Company has significantly enhanced its’ internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act).  These changes materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to December 31, 2009 the Company has, through its CEO and Board of Directors, implemented more rigorous and timely reviews of its financial reporting process, including scheduled quarterly audit committee meetings and direct communication with the field staff. This change was noted in the preceding Form 10-Q for the period ending December 31, 2009 and has been implemented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1          Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

32.1          Section 1350 Certification of CEO

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Colorado corporation

Date: May 12, 2010	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director