Form 10-Q
period 2010-06-30
Jayhawk Energy, Inc.
filed 2010-08-12
CIK 1308710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 12, 2010, there were 48,980,326 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
June 30, 2010 (Unaudited) and September 30, 2009	3

Consolidated Statements of Operations:
Three Months and Nine Months Ended June 30, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows:
Nine Months Ended June 30, 2010 and 2009 (Unaudited)	5

Notes to Consolidated Unaudited Financial Statements:
June 30, 2010	6

Item 2. Management Discussion and Analysis	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
JAYHAWK ENERGY, INC.
Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
Assets	Unaudited
Current Assets
Cash and cash equivalents	$821,817	$5,658
Trade accounts receivable, less allowance for doubtful accounts (Note 3)	90,494	293,507
Other Current Assets	6,879	2,544
Total Current Assets	919,190	301,709

Plant, Property and Equipment
Unproved oil and gas properties, net of allowance for impairment and
accumulated amortization (Note 4)	2,078,773	2,265,673
Proved and developed oil and gas properties net of accumulated
depreciation, depletion and amortization (Note 5)	7,282,237	6,256,238
Computers, office equipment, furniture and leasehold improvements,
net of accumulated depreciation	22,613	31,605
Total Net Plant, Property and Equipment	9,383,623	8,553,516

Other Long-Term Assets	56,900	55,100

Total Assets	$10,359,713	$8,910,325
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$1,523,670	$172,166
Working and royalty interests payable	128,440	107,905
Other payables and accrued costs	106,218	350,797
Convertible promissory notes maturing in less than 1 year (Note 6)	--	800,000
Total Current Liabilities	1,758,328	1,430,868

Commitments and Contingencies	--	--
Long-Term Liabilities (Note 7)	745,430	140,844
Total Liabilities	2,503,758	1,571,712

Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, no shares
issued and outstanding	--	--
Common Stock; $0.001 par value; 200,000,000 shares authorized;
48,867,549 shares issued and outstanding at June 30, 2010, and
44,509,496 shares issued and outstanding at September 30, 2009 (Note 8)	48,868	44,509
Additional paid-in capital	16,822,284	12,821,792
Stock issuance obligation		136,000
Accumulated deficit	(9,015,197)	(5,663,688)
Total Stockholders' Equity	7,855,955	7,338,613

Total Liabilities and Stockholders' Equity	$10,359,713	$8,910,325

"See Accompanying Condensed Notes to the Interim Consolidated Financial Statements"

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
And Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue
Oil Sales	$145,786	$144,257	$454,844	$295,214
Gas Sales	13,837	25 ,150	56,504	88,064
Total Net Revenues	159,623	169,407	511,348	383,278

Costs and Operating Expenses
Production Costs – North Dakota	84,387	51,189	199,150	124,415
Production Costs – Kansas	7,472	36,789	23,417	163,099
Depreciation, Depletion and Amortization	217,396	340,371	740,191	853,132
General and Administration Expenses	286,225	131,745	721,388	481,646
Other (Income) and Expense	219,125	205,184	2,178,711	543,471
Total Costs and Operating Expenses	814,605	765,278	3,862,857	2,165,763

Loss from continuing operations before income tax expense	(654,982)	(595,871)	(3,351,509)	(1,782,485)

Income tax expense	─	─	─	─
Deferred tax benefit	─	─	─	─

Net loss	$ (654,982)	$(595,871)	$(3,351,509)	$ (1,782,485)

Basic and diluted loss per share	$(0.01)	$ (0.01)	$(0.07)	$(0.04)

Basic and diluted weighted average shares outstanding	48,853,421	44,060,385	47,026,085	43,474,923

See Accompanying Condensed Notes to the Interim Consolidated Financial Statements

JAYHAWK ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
 FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(3,351,509)	$(1,782,485)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	740,190	853,152
Non-cash loss on write-off of Girard, Kansas assets	78,137
Amortization of discount on note payable	595,933	174,857
Accretion of convertible promissory note	--	295,166
Accretion in annual asset retirement obligation	10,563	9,603
Debt Conversion Expense	1,466,978	--
Common stock issued in lieu of interest	71,393	--
Common stock issued in consideration for services	28,570	94,385
(Increase) decrease in accounts receivable	203,014	112,784
(Increase) decrease in other current assets	(4,335)	11,066
(Increase) decrease in long-term assets	(1,800)	--
Increase (decrease) in accounts payable	1,351,504	(54,303)
Increase (decrease) in accruals and other current liabilities	(224,044)	(126,568)
Net cash used by operating activities	964,594	(159,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved and unproved oil and gas property additions	(1,898,435)	(19,760)
Other property additions	--	(13,012)
Sale of 42.5 percent interest in Girard gas properties	250,000	--
Net cash used in investing activities	(1,648,435)	(32,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	--	200,000
Proceeds from issuance of 10% convertible debentures	1,500,000	-
Net cash provided by financing activities	1,500,000	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	816,159	8,001

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,658	82,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$821,817	$90,684

SUPPLEMENTAL DISCLOSURE of CASH FLOWS
Income tax paid	-	-
Interest paid	$6,250	-

See Accompanying Condensed Notes to the Interim Consolidated Financial Statements

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Nine Months ended June 30, 2010 and June 30, 2009

Note 1 – Organization and Description of Business

Nature of Operations – JayHawk Energy, Inc. (the Company, we, or JayHawk) and its wholly owned subsidiary are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  We incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, we changed our name to JayHawk Energy, Inc.  Since then, we have devoted our efforts principally to the raising of capital, development of organizational infrastructure, and the acquisition of oil and gas properties.  To date, we have acquired three main properties, the Uniontown in Kansas, the Crosby (formerly referred to as Candak properties) in North Dakota, and Girard in Kansas.  We also formed a wholly owned subsidiary to transport our natural gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which our financial statements are consolidated.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.  These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the third quarter ending June 30, 2010, and comparable quarter ended June 30, 2009.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended September 30, 2009, and interim reports on Forms 10-Q and 8-K as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Going Concern – The accompanying financial statements have been prepared assuming that the Company continues operating as a going concern.  As of June 30, 2010 our ability to continue as such is dependent upon our ability to obtain sufficient additional financing and upon achieving profitable future operations.  We plan to fund our future operations by raising additional capital in the public and private markets, drilling new wells and attaining additional commercial production, thereby increasing our operating income.  However, there is no assurance that we will be able to achieve these objectives.

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

Revenue Recognition – We use the sales method of accounting for oil and gas revenues.  Under this method revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property.  In accordance with Accounting Standards Codification (ASC) Topic 605-45, revenues reflected in these financial statements are the Company's net working interest after deduction of amounts attributable to other working and royalty interest owners, and severance and production taxes withheld prior to revenue distribution.  See note above, "Joint Venture Operations".

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Nine Months Ended June 30, 2010 and June 30, 2009

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

Income Taxes - The Company follows the guidance of ASC Topic 740, Income Taxes.   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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
(Unaudited)
For the Three and Nine Months Ended June 30, 2010 and June 30, 2009

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

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Nine Months Ended June 30, 2010 and June 30, 2009

Note 3 - Trade Accounts Receivable

At June 30, 2010 trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of June 2010 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.  At September 30, 2009, trade accounts receivable also included a net amount anticipated to be collected from the SemCrude bankruptcy.  On February 25, 2010 the Company received $224,183 in complete settlement of this litigation and the receivable and associated allowance were accordingly eliminated.  Specifically, trade accounts receivable are detailed as follows at June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
Due for crude oil delivered in June & July 2008 – SemCrude	$--	$283,486
Less: Allowance for doubtful collections		(119,763)
Due for crude oil delivered in June 2010 and September 2009	57,522	109,074
Due for natural gas delivered in June 2010 and September 2009	8,986	5,954
Due from joint operating working interests	23,986	14,756
Total	$90,494	$293,507

Note 4 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties at June 30, 2010 and September 30, 2009 consists of the following capitalized costs respectively:

	June 30, 2010	September 30, 2009
Kansas Uniontown Project	$2,494,479	$2,494,479
Less: Allowance for impairment	(1,474,000)	(1,474,000)
Less: Accumulated amortization	(236,354)	(162,734)
Net investment in Uniontown Project	$784,125	$857,745

Kansas Girard Project	$1,652,284	$1,651,125
Less: accumulated amortization	(388,486)	(243,197)
Net investment in Girard Project	$1,263,798	$1,407,928

Crosby Project Capitalized New Lease Costs	$30,850	$--

Total Unproved Oil and Gas Property	$2,078,773	$2,265,673

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
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months ended March 31, 2010 and March 31, 2009

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $7,282,237, at June 30, 2010, and $6,256,238 at September 30, 2009.  These net capitalized costs are comprised of the following; detailed by property:

	June 30, 2010	September 30, 2009
Crosby North Dakota Properties:
Proved Reserves	$2,357,752	$2,357,752
Field Equipment	1,224,581	1,200,248
Capitalized Drilling Costs	1,842,091
Less: Accumulated DD&A	(1,492,515)	(1,117,265)
Net Capitalized Costs	$3,931,909	$2,440,735

Girard, Kansas Properties:
Field Equipment	$705,903	$796,033
Capitalized Drilling Costs	662,899	662,899
Less: investment from Joint Venture Partner	(250,000)	--
Less: accumulated DD&A	(114,555)	(76,402)
Net Capitalized Costs	$1,004,247	$1,382,530

JayHawk Gas Transportation
Field Equipment	$2,605,870	$2,605,870
Less: accumulated Depreciation	(259,789)	(172,897)
Net Capitalized Costs	$2,346,081	$2,432,973

Total Net Proved Oil & Gas Properties	$7,282,237	$6,256,238

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

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended June 30, 2010 and June 30, 2009

Note 7 – Long-term Liabilities

Long-term liabilities at June 30, 2010 are comprised of an asset retirement obligation of $151,407, and convertible debentures of $1,497,000, net of discounts for the imputed fair value of common stock purchase warrants attached to the debentures and the imputed fair value of the conversion feature of the debentures.  At September 30, 2009 the only long-term liability was the asset retirement obligation reflected in the amount of $140,844.  The composition of long-term liabilities existing at June 30, 2010 and September 30, 2009, the previous fiscal year end, is reflected in the following table:

	June 30, 2010	September 30, 2009
Asset retirement obligation	$151,407	$140,844
Long-term notes (debentures) payable face value	1,497,000	--
Less: Unamortized discount(s)
Imputed fair value of common stock purchase warrants	(360,427)	--
Imputed fair value of beneficial conversion feature	(542,550)	--

Total long-term liabilities	$745,430	$140,844

During the nine months ending June 30, 2010 the Company issued 10 percent convertible debentures with a face value  of $1,500,000.  The first tranche of the total financing, with a face  value of $900,000, was issued during the first quarter end December 31, 2009.  In April of this current quarter additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.30 per share.  Additionally, the attached common share purchase warrants, expire in 42 months from the original issue date and permit the holders two exercise options.  The warrants were exercisable by purchase of the Company’s common stock for cash at an exercise price of $0.45, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based upon the Company’s then current stock price.

During the second quarter ended March 31, 2010, the holders of the debentures and the common stock purchase warrants associated with the first $900,000 issuance, exercised warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6, and January 27.  All but 166,000, or 7.3 percent, of the common stock purchase warrants issued with the initial $900,000 tranche of the financings have now been exercised.  Warrants attached to the debentures issued in April 2010 ($600,000 face amount) total 2,000,000 and remain to be exercised at the election of the debenture holders at an exercise price of $0.45 per share.

In accordance with ASC Topic 470, the Company allocated the proceeds to the two elements (detachable warrants and convertible instrument) based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of .06 percent and volatility of 99.3 percent) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates, the total face value of the total debenture issuances, $1,500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, the exercise of all but 166,000 of the stock purchase  warrants  associated with the first $600,000 tranche, and the conversion of $3,000 in principal  conversion, $902,977 of discount remains to be amortized over the remaining life of the debentures.  This $902,977 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $360,427, and imputed fair value of the beneficial conversion feature of $542,550.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

JAYHAWK ENERGY, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended June 30, 2010 and June 30, 2009

Note 8 - Common Stock

At March 31, 2010 the number of the Company’s common shares issued and outstanding was 48,824,883.  During the quarter end June 30, 2010 this number increased by 42,666 shares to 48,867,549.  The specific issuances of the shares of the common stock are detailed below:

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

On June 28, 2010 one of the holder’s of the 10% convertible debentures, in agreement with the terms thereof, elected to convert the principal amount of $3,000 to 10,000 shares.

Note 9 – Subsequent Events

On July 20, 2010, holders of the debentures were issued 112,777 shares of the Company’s common stock in lieu of interest due and payable, totaling $33,833 as of July 01, 2010.  The number of shares issued was computed in accordance with the terms of the debenture documents more fully described in Note 7 (Long-term Liabilities).

Subsequent events have been evaluated through August 10, 2009, the date that the consolidated financial statements were available to be issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three and six months ended June 30, 2010 and 2009

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

Oil Revenues – As commented on in Note 2 above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the three and nine month periods ending June 30, 2010, JayHawk sold a gross 4,528 Bbls. and 14,301 Bbls., respectively.  This production was sold at average prices of $64.20/Bbl. and $63.56/Bbl.  During the comparable periods ending June 30, 2009 the quarterly and nine month sales volumes were 6,409 Bbls. and 14,060 Bbls., respectively.  Average prices received per barrel of crude oil were $47.76 for the three months end June 30, 2009 and $43.09 for the nine months ended June 30, 2009.  Gross receipts reconciled to JayHawk’ net working interest, or revenue recognized is reflected in the following table:

	Period End June 30, 2010		Period End June 30, 2009
	Three Months	Nine Months	Three Months	Nine Months

Gross receipts	$290,695	$908,993	$306,110	$605,914
Less:
Gross taxes	(14,218)	(51,735)	(34,444)	(68,419)
Distributed to working & royalty interests	(130,691)	(402,414)	(127,409)	(242,281)
JayHawk’s Recognized Gross Revenue	$145,786	$454,844	$144,257	$295,214

Gas Revenues – During the first quarter ending December 31, 2009 the Company entered into an agreement whereby 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000.  Therefore, the net gas revenues accruing to the Company for the three and nine month periods ending June 30, 2010 are reported net of our joint venture partner’s interest.  The following table discloses comparable gross volumes produced (in mcfs), gross revenues, average daily production, volumes delivered for which paid, average price received, and net recognized revenue to the Company, for the comparable three month and nine month periods ending June 30, 2010 and 2009:

	Period End June 30, 2010		Period End June 30, 2009
	Three Months	Nine Months	Three Months	Nine Months

Gross volumes produced in mcfs	7,973	23,498	10,574	32,001
Average daily production in mcfs	88	86	116	117

Gross receipts	$21,507	$84,971	$25,150	$88,064
Volumes delivered for which paid	5,417	20,061	9,158	28,113
Average price per mcf received	$3.97	$4.24	$2.75	$3.13
Recognized Gross (net of outside working interest)	$13,837	$56,504	n/a	n/a

Prices received for our gas production continue to be volatile.  During the three months ending June 30, 2010 they have fluctuated between a low of $3.66 per mcf. and a high of $4.40 per mcf.  During the comparable periods ending June 30, 2009 prices fluctuated between a low of $2.37 and a high of $3.71 per mcf.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

Beginning in May 2010 the Company began to incur production expenses associated with the recently completed Knudson and Jenks wells.  Total production expenses for the North Dakota oil  operations were $84,387 and $199,150, for the three and nine months end June 30, 2010, respectively.  These expenses are approximately 60 percent greater than incurred in the comparative periods ending June 30, 2009.  This increase is primarily attributable to additional production expenses incurred subsequent to the recent completions of the Knudson and Jenks wells.  These wells are producing significant unanticipated volumes of water.  As JayHawk has a greater working interest percentage in these two wells (95 percent) the Company is absorbing a proportionately larger share of expenses on these wells than the others.    Also, the comparable nine month period during the 2009 period end, included several months of negligible production activities due to unfavorable weather conditions.

Relative to the Company’s Kansas natural gas activities, throughout both the three and nine month periods ending June 30, 2010, in accordance with the joint operating agreement, the joint venture partner has paid the majority of all costs associated with those operations.  This accounts for the reduction in production costs reflected between the comparable three and nine month periods ending June 30, 2010 and 2009.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three and nine month periods ending June 30, 2010 and 2009 is provided in the following table:

	Period End June 30, 2010		Period End June 30, 2009
	Three Months	Nine Months	Three Months	Nine Months
Compensation & payroll taxes	$104,680	$293,317	$34,500	$190,775
Payments for uncompensated past services	65,697	65,697	--	--
Legal, professional and consulting fees	52,521	199,182	6,376	59,093
Audit and public company expense	27,160	82,949	71,643	135,186
Insurance	17,607	36,422	6,704	20,751
Office expense	2,606	6,994	702	3,153
All other corporate general & administrative	15,954	36,827	11,820	72,688
Total	$286,225	$721,388	$131,745	$481,646

On April 21, 2010 the Compensation Committee of the Company’s Board of Directors approved paying three employees the compensation they had previously sacrificed to help meet past obligations of the Company during prior fiscal periods.  The amounts  disbursed for this arrangement are reflected above as payments for uncompensated past services.  If the current payment schedule is maintained, this obligation should be fully liquidated by the end of the first quarter of the new fiscal year, December 31, 2010.  The amounts accrued monthly are approximately $21,900.

Other net (income) expense – for the three and nine month periods ending June 30, 2010 and 2009, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion are more fully discussed in Note 7 to the Condensed Notes to the Financial Statements.

	Period End June 30, 2010		Period End June 30, 2009
	Three Months	Nine Months	Three Months	Nine Months
Net interest and financing costs	$34,468	97,831	$24,095	$72,959
Debt conversion expense	--	1,466,978	--	--
Debenture discount amortization & expense	138,178	595,934	58,286	174.857
Accretion of convertible note payable	--	--	98,389	295,166
Accretion of asset retirement obligation	3,521	10,563	3,201	9,603
All other miscellaneous (income) & expense	42,958	7,405	21,213	(9,114)
Total	$219,125	$2,178,711	$205,184	$543,471

Cash Flows, Liquidity and Capital Resources

As of June 30, 2010 our current assets totaled $919,190 consisting of cash, $821,817, accounts receivable, $90,494, and prepaid expenses, 6,879.  At the same time our current liabilities were $1,758,328.  This working capital shortage impairs our ability to continue operating as a going concern.  Our future success and independence will be dependent upon our ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that we will be able to achieve these objectives.

Net cash provided by operating activities totaled $964,591 for the nine months ending June 30, 2010, compared to $159,227 used in operating activities for the nine month period ending June 30, 2009.  During the nine month period end June 30, 2010 accounts payable increased by $1,351,504.

Net cash used in investing activities totaled $1,648,435 during the nine months ending June 30, 2010 as compared to $32,772 in the same period ending June 30, 2009.

Cash in the amount of $1,500,000 was provided by financing activities during the nine months ending June 30, 2010.  During the comparable period ending June 30,2009, $200,000 was provided by financing activities.  Also see Note 7, Long-term Liabilities, in the Condensed Notes to Consolidated Financial Statements.

The net change in cash and cash equivalents is the sum of cash provided by operating and financing activities and used in investing activities, or a net total of $816,159 which is the increase in the Company's cash balance of $5,658 existing at September 30, 2009, to the cash balance at June 30, 2010 of $821,817.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

JayHawk Energy, Inc., a Colorado corporation

Date August 11, 2010	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill
Principal Executive Officer,
President and a Director