Form 10-K
period 2010-10-18
Jayhawk Energy, Inc.
filed 2011-01-14
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

Yes [   ]   No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

Yes [   ]   No [x]   Delinquent filers are disclosed herein.

The Company had $ 684,707 in revenue during the year.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on January 11, 2011, was $8,720,290.

As of January 13, 2010 there were 51,295,825 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2010

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

JayHawk began leasing their office space of approximately 900 sq. ft. on July 1, 2008 from Marlin Property Management, Inc., a related party (see Note 12 of the Notes to the Consolidated Financial Statements).  The monthly rental payment is $1,500.  The Company closed its former office located in Broomfield, CO., in September of 2008.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate the need to secure any additional space.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Security and Exchange Commission (SEC).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year, or current fiscal year” refers to the 12 month period ending September 30, 2010.

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

As of September 30, 2010, we remain an early stage oil and gas company led by an experienced management team focused on exploration and production of oil and natural gas.  Our immediate business plan is to focus our efforts on further developing the as yet undeveloped acreage in Southeast Kansas and to drill two or more wells in the Candak, North Dakota properties.  Our main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  Future development activities will be determined by our ability to access sources of sufficient funding.

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

S.E. Kansas - Girard Properties - Adjacent to the Uniontown Project is the Girard Project in Crawford County Kansas which we acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008 we completed drilling and casing an additional 20 gas wells.  Our acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As of September 30, 2010, we have 20 producing gas wells tied-in to the pipeline.  As of September 30, 2010 we had a total of 34,677 leased acres in Kansas, and are producing and selling an average of 105 mcf daily of coal bed methane gas.  Since June of 2008 through September of 2010, our gas production and sales has contributed $272,695 in net revenues.

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

North Dakota - Crosby (formerly Candak) Project – On January 16, 2008, we acquired a 65% working interest in five producing oil wells, historically referred to as the Candak properties but currently referred to as the Crosby properties more properly reflecting the pool designation of the properties, located in the Williston Basin area, of North Dakota.  In addition to the five producing wells, we acquired certain oil, gas, and mineral rights in a 15,500-acre land position.  The Crosby properties provide stable production of approximately 60 Bbls of light to medium crude oil daily from the five existing wells.  Since their acquisition and through September 30, 2010 these five wells have produced and sold in excess of 59,000 Bbls. and generated net revenues to JayHawk of $2,200,260.

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  One of these wells will be converted to water disposal in order to reduce operating expense.  The second wells is being considered for horizontal drilling to test the potential for Bakken reservoir production on the land in which the Company has acquired the Bakken drilling rights.  The second well which the Company is considering would test the Bakken formation.  JayHawk, in its acquisition of leases during 2010, acquired Bakken rights along with the Mississippian rights in section 28-164N-97W at the Crosby property.  Activity in the Bakken has been moving northward from the well developed Bakken fields in Mountrail and McKenzie Counties to the south.  Recent drilling into the Bakken shale  formation and the underlying Three Forks shale have yielded promising production results within 10 miles of the Crosby pool.  The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

Reserves - For the North Dakota properties, the independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. of Calgary, Alberta Canada, prepared the estimates of our proved developed and proved undeveloped reserves as of September 30, 2009 and 2010.  The  future net cash flows (and related present value) attributable proved and probable reserves were calculated for each well and the properties in total as of these respective dates.  Proved developed reserves are defined as estimated quantities of oil, natural gas and natural gas liquids which upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable  in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved undeveloped reserves are those reserves which can be expected to be recovered from new wells with existing equipment and operating methods.

Estimated quantities of proved reserves for the North Dakota, Crosby properties for the year end September 30, 2010 are presented below:

Balance Sheet 10K

	$ 56,280		$ 5,658

	225,415		293,507.37
	4,344		2,544
286,039		301,709.37			(256,487)		(162,734)
									(436,916)	(243,196)
					(693,403)		(405,931)

	2,126,445		2,265,672.74			(1,608,152)		(1,117,265)
						(130,364)		(76,402)
						(288,753)		(172,897)
	7,459,147		6,256,237.86			(2,027,269)		(1,366,565)

	19,616		31,605.38			(6,020)		(3,355)
9,605,208		8,553,515.98			(3,613)		(1,807)
									(15,663)	(8,145)
56,900		55,100			(25,296)		(13,307)

$ 9,948,147		$ 8,910,325

	$ 1,101,847		$ 267,165
	135,384.32		107,904.71
	171,357.89		130,797.07
	227,914.3		800,000
1,636,503.91		1,305,867.11
1,161,074.08		265,844

2,797,577.99		1,571,711.11

-		-

	-		-

	48,980		44,509.49
	17,108,319		12,821,792
	-		136,000
	(10,006,730)		(5,663,688)
7,150,568.932		7,338,613.49

$ 9,948,147		$ 8,910,325

				$ 0		$ (0.75)

Chg in Stockholder Equity 10K

42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,100
25,000	25	16,725			16,750
					-
74,575	74	74,184		(47,559)	26,699
51,000	51	20,859			20,910
1,000,000	1,000	199,000		-	200,000
				14,555	14,555
85,400	85	14,470		(14,555)	-
40,000	40	7,960			8,000
49,800	50	7,420			7,470
139,167	139	28,199		-	28,338

				136,000	136,000
203,625	204	40,521		-	40,725
30,000	30	11,670			11,700
			(2,277,633)		(2,277,633)
	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614
30,000	30	11,670	-	-	11,700
30,000	30	11,670	-	-	11,700
544,000	544	135,456	-	(136,000)	-
-	-	900,000	-	-	900,000
1,398,065	1,398	(1,398)	-	-	(0)
713,322	713	(713)	-	-	0
1,600,000	1,600	853,543	-	-	855,143
		1,466,978	-		1,466,978
21,666	22	16,228	-	-	16,250
		600,000	-		600,000
11,000	11	5,159	-	-	5,170
10,000	10	1,900	-	-	1,910
112,777	113	33,721	-	-	33,833
			200,560	-		200,560
			51,753			51,753
			(4,343,042)		(4,343,042)
	48,980,326	$ 48,981	$ 17,108,319	$ (10,006,730)	$ -	$ 7,150,570

Stmt of Operations 10K

	$ 612,607		$ 479,598
	72,101		108,812
				684,707	588,410

	-		-
	286,464		211,507
	26,060		187,638
	986,244		1,069,577
	1,285,359		659,714
	2,443,622		737,607
5,027,749		2,866,043

$ (4,343,042)		$ (2,277,633)

-		-
-		-

$ (4,343,042)		$ (2,277,633)

$ (4,343,042)		$ (2,277,633)

$ (0.09)		$ (0.05)

47,512,481		43,699,043

Stmt of Cash Flows10K

	$ (4,343,042)		$ (2,277,633)

		986,244		1,249,259

		(119,763)		23,953
		14,084		12,804
		-		311,147
				200,560		-
		-		-
		187,855		96,402
		(1,800)		13,483
		(1,800)		-
		834,681		(209,030)
		68,040		533,561
		-		-
	(2,174,940)		(246,054)

	(1,863,613)		(18,600)
	(139,227)		(1,160)
	-		(11,211)
	(2,002,841)		(30,971)

	-		200,000
	1,500,000		-
	(575,086)		-
	924,914		200,000

(3,252,866)		(77,025)

5,658		82,683

$ (3,247,208)		$ 5,658

			$ -
	$ -		$ 96,000

				37,112.90		49,010.49
				128,120.83		-43,395.22
				-161,766.22		-91,957.62
				-1,466,978.00
				-137,850.75		-101,890.34
				-7,119.90		-1,250.92
						-327,962.00
				-759,146.16		-194,286.00
						-27,001.92
				2,075.10		538.63
				-78,136.58
				67.15		588.00

				-2,443,621.63	-737,606.90

Stmt of Cash Flow worksheet

	$ (4,343,042)		$ (2,277,633)

		986,244		1,249,259
				23,953
			(119,763)
			-	(119,763)	-

			(1,474,000)
			(1,474,000)	-	-

			140,844
			154,928	14,084	12,804

				-	311,147

				-	-

			293,507
			119,763
			225,415
			-	187,855	96,402

			2,544
			4,344	(1,800)	13,483

			55,100
			56,900	(1,800)

			267,166
			1,101,847	834,681	(209,030)

			238,702
			306,742	68,040	533,561

			-
			-	-	-

	(2,375,500)		(246,054)

	(2,069,599)		(18,600)

	(148,245)		(1,160)

	-		(11,211)

	(2,217,844)		(30,971)

	-		200,000

	-		-
			1,065,844
			1,388,988	323,144
	323,144		200,000

(4,270,200)		(77,025)

5,658		82,683

$ (4,264,542)		$ 5,658

	$ -		$ -
	$ -		$ 96,000

CFS Worksheet

	$ 56,280		$ 5,658		50,621.92

	225,415		293,507.37
				-		119,763
				-		-119,764	68,091.17

	4,344		2,544		-1,799.65
286,039		301,708.37

	2,126,445		2,265,672.74		-139,227.48
					0
				1,474,000		1,474,000	0
				(1,474,000)		(1,474,000)	0

	7,459,147		6,256,237.86
				1,608,152		1,117,265
				130,364		76,402
				288,753		172,897	-1,863,613.16
				(1,608,152)		-1,117,265.38
				(130,364)		-76,402.37
				(288,753)		-172,897.26	660,704.16
				7,459,147		6,256,238

	19,616		31,605.38
				6,020		3,355
				3,613		1,807
				15,663		8,145	0
				(6,020)		(3,355)
				(3,613)		(1,807)
				(15,663)		(8,145)	11,989.63
				19,616		31,605

9,605,208		8,553,516

56,900		55,100		-1,800

$ 9,948,147		$ 8,910,324

	$ 1,101,847		$ 267,166		834,681.07

	135,384.32		107,904.71
	171,357.89		130,797.07		68,040.43

	227,914.3		800,000		-572,085.7
1,636,503.91		1,305,868.11
				154,927.92		140,844	14,083.92
				250,000		125,000	125,000
				-740,853.84		0	740,853.84
				900,000
				597,000			1,497,000
1,161,074.08		265,844		2,376,937.76

2,797,577.99		1,571,712.11

-		-

	-		-		0
					0
							0
	48,981		44,509.49		-4,471.332
	17,108,318		12,821,792		-4,286,526.26
	-		136,000		136,000
	(10,006,730)		-5,663,688		4,343,041.67
7,150,569.412		7,338,613.49

$ 9,948,147		$ 8,910,326

				$ 1

Wtd Avg Number of Shares

		06/30/04			66,000,000	66,000,000
		09/30/04				66,000,000
		12/31/04				66,000,000
		03/31/05				66,000,000
		06/30/05				66,000,000
		09/30/05				66,000,000
		12/31/05				66,000,000
		03/31/06				66,000,000
		06/30/06			24,000,000	90,000,000
		09/30/06				90,000,000
		12/31/06				90,000,000
		03/31/07				90,000,000
		06/21/07				90,000,000
					(56,000,000)	34,000,000
					2,882,659	36,882,659
		09/30/07				36,882,659
						36,882,659	108	3,983,327,172
		01/16/08			2,666,667	39,549,326	47	1,858,818,322
		03/03/08			50,000	39,599,326	28	1,108,781,128
		03/31/08			1,024,727	40,624,053	16	649,984,848
		03/31/08				40,624,053
		04/16/08			900,000	41,524,053
		04/16/08			599,939	42,123,992	19	800,355,848
		05/05/08			25,000	42,148,992	2	84,297,984
		05/07/08			50,000	42,198,992	2	84,397,984
		05/09/08			399,962	42,598,954	52	2,215,145,608
		06/30/08				42,598,954	3	127,796,862
		07/03/08			211,975	42,810,929	89	3,810,172,681
		09/30/08				42,810,929	366	14,723,078,437	40,226,990
		10/31/08				42,810,929	31	1,327,138,799
		10/31/08			25,000	42,835,929	61	2,612,991,669
		12/31/08				42,835,929	92	3,940,130,468	42,827,505
		12/31/08				42,835,929	12	514,031,148			42,810,929	31	1,327,138,799
		01/12/09			125,575	42,961,504	24	1,031,076,096			42,835,928	73	3,127,022,744
		02/05/09			1,000,000	43,961,504	54	2,373,921,216			42,961,504	24	1,031,076,096
		03/31/09				43,961,504		0			43,961,504	54	2,373,921,216
		03/31/09				43,961,504	90	3,919,028,460	43,544,761		43,961,504	182	7,859,158,855	43,182,192
		03/31/09				43,961,504	20	879,230,080			43,961,504	20	879,230,080
		04/20/09			85,400	44,046,904	30	1,321,407,120			44,046,904	30	1,321,407,120
		05/20/09			40,000	44,086,904	15	661,303,560			44,086,904	15	661,303,560
		06/04/09			49,800	44,136,704	26	1,147,554,304			44,136,704	26	1,147,554,304
		06/30/09				44,136,704	91	4,009,495,064	44,060,385		44,136,704	273	11,868,653,919	43,474,923

		06/30/09				44,136,704	30	1,324,101,120			44,136,704	30	1,324,101,120
		07/30/09			14,167	44,150,871	1	44,150,871			44,150,871	1	44,150,871
		07/31/09			125,000	44,275,871	4	177,103,484			44,275,871	4	177,103,484
		08/04/09			203,625	44,479,496	30	1,334,384,880			44,479,496	30	1,334,384,880
		09/03/09			30,000	44,509,496	27	1,201,756,392			44,509,496	27	1,201,756,392
		09/30/09				44,509,496	92	4,081,496,747	44,364,095			365	15,950,150,666	43,699,043

		09/30/09				44,509,496	2	89,018,992			44,509,496	2	89,018,992
11,700	0.39	10/02/09			30,000	44,539,496	28	1,247,105,888			44,539,496	28	1,247,105,888
11,700	0.39	10/30/09			30,000	44,569,496	17	757,681,432			44,569,496	17	757,681,432
136,000	0.25	11/16/09			544,000	45,113,496	45	2,030,107,320			45,113,496	45	2,030,107,320
		12/31/09				45,113,496	92	4,123,913,632	44,825,148			92	4,123,913,632	44,825,148
		12/31/09				45,113,496	12	541,361,952				12	541,361,952
286,957	0.21	01/12/10			1,395,965	46,509,461	15	697,641,915				15	697,641,915		44,509,496.00
	-	01/27/10			713,322	47,222,783	12	566,673,396				12	566,673,396		48,980,326.00
	-	02/08/10			2,100	47,224,883	17	802,823,011				17	802,823,011
	-	02/25/10			1,600,000	48,824,883	34	1,660,046,022				34	1,660,046,022		4,470,830.00
		03/31/10				48,824,883	90	4,268,546,296	47,428,292			182	8,392,459,928	46,112,417
		03/31/10				48,824,883	1	48,824,883				1	48,824,883
	-	04/01/10			21,666	48,846,549	33	1,611,936,117				33	1,611,936,117
	-	05/04/10			11,000	48,857,549	55	2,687,165,195				55	2,687,165,195
3,000	0.30	06/28/10			10,000	48,867,549	2	97,735,098				2	97,735,098
		06/30/10				48,867,549	91	4,445,661,293	48,853,421			273	12,838,121,221	47,026,085
		06/30/10				48,867,549	20	977,350,980				20	977,350,980
33,833	0.30	07/20/10			112,777	48,980,326	72	3,526,583,472				72	3,526,583,472
	07/23/10		23,971	49,004,297	0	0				0	0
		08/03/10			(2,092)	49,002,205	0	0				0	0
		08/03/10			(1,046)	49,001,159	0	0				0	0
		08/13/10			(13,889)	48,987,270	0					0	0
		08/13/10			(6,944)	48,980,326	0	0				0	0
		09/30/10				48,980,326	92	3,526,583,472	38,332,429			365	17,342,055,673	47,512,481
							365

Note 3 Trade Accts Rec

		$ -		$ 283,485		$ 283,485
		-		(119,763)		$ (119,763)
193,297	109,074			$ (84,223)
		6,533		5,955		$ (579)
25,585	14,756			$ (10,829)
	$ 225,415		$ 293,507		$ 68,092

Note 4 Unproved Prop Impairment

$ 2,494,479	$ 2,494,479		$ -
		(1,474,000)	(1,474,000)	-
		(256,487)	(162,734)	93,752
$ 763,992	$ 857,745		$ 93,752

$ 1,652,284	$ 1,651,124		(1,160)
		(436,916)	(243,196)	193,720
$ 1,215,368	$ 1,407,928		$ 192,560

$ 147,085	$ -		$ (147,085)
		-	-
$ 147,085	$ -		$ (147,085)

$ 2,126,445	$ 2,265,673		$ 139,227

		147,084.79

		2,200,000.00	2,200,000.00
		294,479.29	294,479.29	(148,245)
				287,472
		-1,474,000.00	-1,474,000.00	139,227
		-256,486.91	-162,734.48

		1,072,284.50	1,072,284.50
		0.00	0.00
		579,999.50	578,839.50
		-436,915.91	-243,196.07

		2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

	$ 2,357,753		$ 2,357,753			$ -
	1,224,580		1,200,247			(24,333)
	1,929,410		-			(1,929,410)
	(1,608,152)		(1,117,265)			490,887
$ 3,903,591		$ 2,440,735			$ (1,462,857)

	$ 705,903		$ 796,033			$ 90,130
	662,899		662,899			-
	(130,364)		(76,402)			$ 53,961
$ 1,238,438		$ 1,382,530
								$ -

				$ 2,605,871		$ 2,605,871		$ -
				(288,753)		(172,897)		(115,856)
$ 2,317,118		$ 2,432,973			$ (115,856)

				$ 7,459,147		$ 6,256,238		$ 1,202,909

								(2,069,599)
								90,130
								428,993
								(1,550,476)

				2,308,752.58		2,308,752.58
				49,000.00		49,000.00	2,357,752.58
				1,224,580.42		1,200,247.42

				-1,175,123.90		-838,803.90
				0.00		0.00
				-426,495.13		-275,194.84
				-6,533.28		-3,266.64	-1,117,265.38

				397,625.41
				291,318.95
				660,024.73
				580,441.36

				544,575.27		634,705.56
				20,400.00		20,400.00

				16,275.00		16,275.00
				17,141.25		17,141.25
				22,100.00		22,100.00
				16,406.25		16,406.25
				12,547.50		12,547.50
				15,172.50		15,172.50
				21,760.00		21,760.00
				19,525.00		19,525.00	796,033.06

				3,988.34		3,988.34

				16,755.58		16,755.58
				16,798.56		16,798.56
				15,204.55		15,204.55
				18,964.99		18,964.99
				15,436.47		15,436.47
				14,263.87		14,263.87
				5,639.62		5,639.62

				15,641.74		15,641.74

				174,040.00		174,040.00
				0.00		0.00

				0.00		0.00
				16,800.00		16,800.00
				0.00		0.00
				0.00		0.00
				13,203.75		13,203.75
				13,912.50		13,912.50
				22,100.00		22,100.00

				21,760.00		21,760.00
				0.00		0.00
				0.00		0.00
				16,800.00		16,800.00
				15,172.50		15,172.50
				21,080.00		21,080.00
				0.00		0.00
				0.00		0.00
				19,880.00		19,880.00

				0.00		0.00
				21,300.00		21,300.00
				21,760.00		21,760.00
				-34,747.50		-34,747.50
				0.00		0.00

				0.00		0.00
				3,248.16		3,248.16
				0.00		0.00
				0.00		0.00
				11,307.50		11,307.50
				12,908.83		12,908.83
				1,921.25		1,921.25
				15,402.97		15,402.97

				15,336.13		15,336.13
				0.00		0.00
				0.00		0.00
				3,748.13		3,748.13
				14,873.51		14,873.51
				16,655.04		16,655.04
				0.00		0.00
				0.00		0.00
				16,999.47		16,999.47

				0.00		0.00
				15,413.11		15,413.11
				1,930.00		1,930.00
				0.00		0.00
				67,400.00		67,400.00	662,899.07

				-125,549.53		-76,402.37
				-4,814.28

				2,604,270.74		2,604,270.74
				1,600.00		1,600.00	2,605,870.74
				-288,753.05		-172,897.26

				0.00		7,459,146.86

Note 6 Other LT Assets

		$ 1,500	$ 1,500	$ -
		5,400	3,600	(1,800)
		50,000	50,000	-
$ 56,900	$ 55,100		$ (1,800)

Note 8-Long Term Liabilities

	$ 154,928		$ 140,844
				1,497,000	-
				(740,854)	-
-
-
$ 911,074		$ 140,844

Note 8 Asset Retirement Obl

$ 140,844	$ 128,040
-	-
-	-
		14,084	12,804
-	-
		$ 154,928	$ 140,844

Note 13 - Income tax

5	1	1	22.71	4.29		14	2	14	2	13	2	13	2	13	109

						$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (4,343,042)		$ (10,006,729)
				-		-		-		-		-
					-		1,474,000		-		-		1,474,000
					-		129,106		370,776		-		499,882
					-		-		102,804		-		102,804
				-		-		-		-		-
													-
					-		-		522,248		759,146		1,281,394
					40,000		4,154		750		-		44,904
						$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (3,583,896)		$ (6,603,745)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%

							$ 32,433		$ 6,211	0.2%
	September 30, 2007						185,280		35,481	0.2%
	September 30, 2008						1,521,082		291,287	0.2%
	September 30, 2009						1,281,054		245,321	0.2%
	September 30, 2010						3,583,896		684,524	0.2%
				$ 6,603,745		$ 1,262,824
						(578,300)
							$ 684,524

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							-
							-
							-

			$ 684,707		$ 588,410

				-		-
				312,524		399,145
				32,113		30,000
				-		1,044,803	(24,774)
			$ 344,638		$ 1,473,948

		340,070		(885,538)
				-		-
			$ 340,070		$ (885,538)

10K Disclosures More

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14

						2010			2009

		$ 0.92	$ 0.22		$ 1.06	$ 0.13
		2.16	0.80		0.56	0.15
		1.08	0.30		0.64	0.17
		0.34	0.19		0.50	0.25

Stock Prices

11/12/2009	0.27	0.27	0.22	0.26	110,100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35,000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118,400	0.29
11/10/2009	0.26	0.27	0.25	0.26	64,700	0.26
11/13/2009	0.26	0.27	0.25	0.25	22,200	0.25
11/17/2009	0.25	0.27	0.25	0.27	36,600	0.27
11/11/2009	0.25	0.28	0.25	0.27	26,200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56,900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55,200	0.26
11/6/2009	0.26	0.27	0.26	0.26	35,900	0.26
11/18/2009	0.26	0.27	0.26	0.26	19,000	0.26
10/20/2009	0.27	0.28	0.26	0.27	62,000	0.27
10/28/2009	0.28	0.28	0.26	0.27	82,700	0.27
11/2/2009	0.27	0.28	0.26	0.26	65,900	0.26
11/3/2009	0.26	0.28	0.26	0.26	40,300	0.26
11/4/2009	0.26	0.28	0.26	0.27	48,600	0.27
11/9/2009	0.26	0.28	0.26	0.27	36,600	0.27
10/21/2009	0.27	0.29	0.26	0.28	136,700	0.28
11/5/2009	0.26	0.29	0.26	0.26	28,900	0.26
11/24/2009	0.26	0.29	0.26	0.27	45,700	0.27
10/19/2009	0.3	0.31	0.26	0.28	269,100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491,700	0.33
10/22/2009	0.29	0.3	0.27	0.28	83,200	0.28
10/27/2009	0.27	0.3	0.27	0.28	35,300	0.28
10/29/2009	0.27	0.3	0.27	0.28	53,900	0.28
10/30/2009	0.3	0.3	0.27	0.27	58,800	0.27
10/23/2009	0.28	0.3	0.28	0.28	65,400	0.28
10/26/2009	0.28	0.3	0.28	0.28	42,800	0.28
10/12/2009	0.31	0.33	0.28	0.29	130,200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66,400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75,400	0.3
10/9/2009	0.32	0.32	0.3	0.31	64,600	0.31
10/16/2009	0.3	0.32	0.3	0.31	231,600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59,600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185,100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69,900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136,600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110,400	0.35
10/1/2009	0.36	0.37	0.35	0.36	93,500	0.36
10/2/2009	0.35	0.37	0.35	0.37	68,500	0.37
10/5/2009	0.37	0.38	0.35	0.36	55,900	0.36
11/30/2009	0.37	0.44	0.35	0.44	396,300	0.44
12/8/2009	0.38	0.44	0.35	0.43	456,700	0.43
11/27/2009	0.37	0.39	0.36	0.38	79,900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379,100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495,200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227,200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433,900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234,300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438,100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2,828,900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961,800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1,267,800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429,400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546,200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181,500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647,400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1,370,100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2,502,800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1,123,200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915,200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858,000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625,400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965,400	0.88

1/27/2010	0.8	1.18	0.8	1.15	4,125,900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5,650,500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1,595,700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923,600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682,000	1.06
3/31/2010	1.01	1.02	1	1.02	338,900	1.02
3/4/2010	1.01	1.05	1	1.02	1,168,700	1.02
3/30/2010	1.05	1.08	1	1.01	354,600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1,009,000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376,300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1,861,400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417,200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426,100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3,622,400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166,200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4,281,400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251,400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283,200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142,200	1.11
1/29/2010	1.17	1.19	1.1	1.1	821,000	1.1
3/18/2010	1.16	1.19	1.1	1.16	362,100	1.16
1/5/2010	1.11	1.41	1.1	1.4	5,095,100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2,034,300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1,755,600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400,300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475,300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1,059,500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1,585,300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2,781,200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959,800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743,300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381,000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846,400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222,200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1,220,100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801,400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590,000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1,885,800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303,200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334,000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2,402,900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4,024,000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3,196,900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1,363,400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1,085,400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1,526,400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2,471,900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5,083,900	1.9
1/11/2010	1.55	1.66	1.55	1.64	2,155,000	1.64
1/14/2010	1.58	1.66	1.55	1.65	1,582,500	1.65
2/9/2010	1.79	1.8	1.56	1.75	2,203,000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1,814,900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562,500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1,036,700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1,882,100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1,731,700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1,442,800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820,900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526,400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1,801,000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3,096,500	2.12

6/30/2010	0.31	0.34	0.3	0.34	109,700	0.34
6/25/2010	0.32	0.34	0.32	0.32	64,700	0.32
6/29/2010	0.32	0.34	0.32	0.33	103,400	0.33
6/28/2010	0.32	0.35	0.32	0.32	78,300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161,000	0.32
6/22/2010	0.37	0.37	0.35	0.35	107,300	0.35
6/23/2010	0.35	0.37	0.35	0.35	50,900	0.35
6/21/2010	0.37	0.37	0.36	0.37	92,000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97,100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668,500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88,100	0.41
5/25/2010	0.43	0.44	0.41	0.41	160,300	0.41
6/9/2010	0.41	0.44	0.41	0.41	90,800	0.41
6/15/2010	0.44	0.44	0.41	0.42	72,300	0.42
5/26/2010	0.45	0.45	0.41	0.45	90,600	0.45
6/7/2010	0.42	0.45	0.41	0.41	49,400	0.41
6/8/2010	0.41	0.45	0.41	0.45	54,000	0.45
6/14/2010	0.44	0.45	0.43	0.44	57,600	0.44
5/24/2010	0.46	0.46	0.41	0.43	119,400	0.43
6/10/2010	0.42	0.46	0.41	0.44	125,700	0.44
6/4/2010	0.43	0.46	0.42	0.42	118,900	0.42
6/3/2010	0.45	0.46	0.43	0.46	106,500	0.46
6/11/2010	0.44	0.46	0.44	0.45	56,600	0.45
5/21/2010	0.43	0.47	0.43	0.46	167,800	0.46
5/5/2010	0.45	0.48	0.42	0.44	500,300	0.44
5/27/2010	0.45	0.48	0.44	0.47	103,000	0.47
6/2/2010	0.49	0.49	0.42	0.45	86,100	0.45
6/1/2010	0.49	0.49	0.43	0.44	141,700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219,800	0.43
5/28/2010	0.49	0.5	0.44	0.48	124,000	0.48
5/6/2010	0.43	0.52	0.42	0.46	501,900	0.46
5/4/2010	0.51	0.52	0.47	0.47	1,186,900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156,000	0.5
5/17/2010	0.52	0.53	0.48	0.52	170,600	0.52
5/18/2010	0.53	0.53	0.48	0.52	86,100	0.52
5/14/2010	0.55	0.55	0.5	0.52	134,100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191,100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108,400	0.54
5/7/2010	0.5	0.63	0.48	0.58	548,700	0.58
5/3/2010	0.63	0.63	0.53	0.58	336,900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275,800	0.56
4/28/2010	0.66	0.67	0.62	0.63	319,200	0.63
4/29/2010	0.61	0.68	0.6	0.67	317,700	0.67
5/10/2010	0.62	0.68	0.6	0.63	620,300	0.63
4/30/2010	0.69	0.69	0.6	0.61	358,300	0.61
4/27/2010	0.69	0.7	0.66	0.68	362,100	0.68
4/21/2010	0.73	0.75	0.7	0.7	211,000	0.7
4/23/2010	0.7	0.75	0.7	0.74	227,300	0.74
4/26/2010	0.74	0.75	0.7	0.7	263,600	0.7
4/20/2010	0.73	0.77	0.71	0.71	276,200	0.71
4/22/2010	0.75	0.78	0.7	0.7	283,000	0.7
4/13/2010	0.79	0.82	0.72	0.72	517,400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362,300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270,900	0.82
4/12/2010	0.84	0.88	0.81	0.81	381,600	0.81
4/9/2010	0.87	0.9	0.8	0.85	1,329,000	0.85
4/8/2010	0.99	1	0.88	0.91	846,300	0.91
4/7/2010	1	1.02	1	1.01	270,000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188,800	1.02
4/15/2010	1.01	1.05	0.77	0.85	1,339,300	0.85
4/1/2010	1.02	1.05	1.02	1.05	242,400	1.05
4/14/2010	0.73	1.07	0.58	0.99	3,535,400	0.99
4/5/2010	1.05	1.08	1.01	1.03	258,800	1.03

9/7/2010	0.2	0.2	0.19	0.2	92,600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165,500	0.21
9/15/2010	0.2	0.2	0.2	0.2	46,800	0.2
9/16/2010	0.2	0.2	0.2	0.2	70,600	0.2
9/28/2010	0.2	0.2	0.2	0.2	54,100	0.2
8/31/2010	0.21	0.21	0.2	0.21	102,600	0.21
9/1/2010	0.21	0.21	0.2	0.2	130,500	0.2
9/3/2010	0.21	0.21	0.2	0.2	54,100	0.2
9/8/2010	0.2	0.21	0.2	0.2	35,800	0.2
9/9/2010	0.21	0.21	0.2	0.2	85,800	0.2
9/10/2010	0.21	0.21	0.2	0.2	74,300	0.2
9/13/2010	0.2	0.21	0.2	0.21	87,000	0.21
9/17/2010	0.2	0.21	0.2	0.21	158,800	0.21
9/20/2010	0.21	0.21	0.2	0.21	63,800	0.21
9/21/2010	0.21	0.21	0.2	0.2	69,200	0.2
9/22/2010	0.2	0.21	0.2	0.21	97,100	0.21
9/23/2010	0.2	0.21	0.2	0.2	98,600	0.2
9/24/2010	0.2	0.21	0.2	0.2	54,500	0.2
9/27/2010	0.2	0.21	0.2	0.2	61,200	0.2
9/29/2010	0.2	0.21	0.2	0.21	155,200	0.21
8/23/2010	0.22	0.22	0.2	0.2	83,400	0.2
8/24/2010	0.2	0.22	0.2	0.2	64,000	0.2
8/25/2010	0.22	0.22	0.2	0.21	96,700	0.21
8/26/2010	0.2	0.22	0.2	0.22	112,500	0.22
8/27/2010	0.2	0.22	0.2	0.2	66,600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52,900	0.21
9/14/2010	0.22	0.22	0.2	0.2	133,600	0.2
9/30/2010	0.21	0.34	0.2	0.3	737,000	0.3
7/15/2010	0.21	0.22	0.21	0.21	119,100	0.21
7/29/2010	0.22	0.22	0.21	0.22	190,500	0.22
7/30/2010	0.22	0.22	0.21	0.22	71,800	0.22
8/2/2010	0.22	0.22	0.21	0.22	230,800	0.22
8/3/2010	0.21	0.22	0.21	0.21	79,600	0.21
8/4/2010	0.21	0.22	0.21	0.21	124,100	0.21
8/5/2010	0.21	0.22	0.21	0.21	52,200	0.21
8/19/2010	0.21	0.22	0.21	0.22	35,800	0.22
8/16/2010	0.23	0.23	0.21	0.22	100,400	0.22
8/17/2010	0.21	0.23	0.21	0.21	74,100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34,200	0.23
7/14/2010	0.24	0.24	0.21	0.22	363,000	0.22
7/16/2010	0.21	0.25	0.21	0.23	137,600	0.23
8/6/2010	0.21	0.25	0.21	0.24	142,600	0.24
8/20/2010	0.22	0.22	0.22	0.22	99,900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183,200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165,100	0.22
7/22/2010	0.22	0.25	0.22	0.23	193,300	0.23
7/23/2010	0.23	0.25	0.22	0.24	160,900	0.24
7/26/2010	0.25	0.25	0.22	0.23	224,200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50,000	0.24
8/10/2010	0.22	0.25	0.22	0.23	86,200	0.23
8/13/2010	0.25	0.25	0.22	0.23	286,200	0.23
7/19/2010	0.25	0.25	0.23	0.23	272,000	0.23
7/20/2010	0.25	0.25	0.23	0.24	99,300	0.24
7/21/2010	0.25	0.25	0.23	0.25	270,300	0.25
8/11/2010	0.23	0.25	0.23	0.23	101,000	0.23
8/12/2010	0.23	0.25	0.23	0.25	55,900	0.25
7/13/2010	0.26	0.26	0.24	0.24	236,300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266,600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181,500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153,800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55,300	0.28
7/2/2010	0.29	0.3	0.27	0.27	83,100	0.27
7/6/2010	0.27	0.3	0.27	0.3	226,200	0.3
7/1/2010	0.3	0.34	0.28	0.29	80,100	0.29

12/31/2008	0.13	0.15	0.13	0.14	205000	0.14
12/30/2008	0.22	0.24	0.15	0.16	182800	0.16
12/23/2008	0.2	0.22	0.2	0.22	84900	0.22
12/26/2008	0.21	0.22	0.2	0.22	49200	0.22
12/22/2008	0.22	0.27	0.2	0.2	85000	0.2
12/10/2008	0.25	0.3	0.2	0.26	83100	0.26
12/24/2008	0.22	0.22	0.21	0.21	31900	0.21
12/29/2008	0.22	0.24	0.22	0.22	44800	0.22
12/17/2008	0.25	0.29	0.25	0.28	35300	0.28
12/18/2008	0.25	0.29	0.25	0.27	40200	0.27
12/19/2008	0.27	0.29	0.25	0.27	47900	0.27
12/15/2008	0.3	0.3	0.25	0.26	28400	0.26
12/16/2008	0.28	0.3	0.25	0.25	47000	0.25
12/5/2008	0.31	0.31	0.25	0.28	69800	0.28
12/12/2008	0.3	0.31	0.25	0.3	39000	0.3
12/8/2008	0.28	0.39	0.25	0.31	53400	0.31
12/11/2008	0.26	0.35	0.26	0.3	21900	0.3
12/9/2008	0.31	0.33	0.28	0.3	24000	0.3
12/2/2008	0.36	0.4	0.3	0.33	78200	0.33
12/4/2008	0.35	0.35	0.31	0.32	25600	0.32
12/3/2008	0.38	0.38	0.31	0.35	16800	0.35
10/10/2008	0.7	0.7	0.31	0.45	418300	0.45
11/25/2008	0.35	0.4	0.35	0.37	50000	0.37
11/26/2008	0.37	0.4	0.35	0.36	27300	0.36
11/24/2008	0.4	0.43	0.35	0.35	32700	0.35
12/1/2008	0.35	0.43	0.35	0.36	45500	0.36
11/21/2008	0.43	0.5	0.35	0.4	140700	0.4
11/28/2008	0.4	0.4	0.36	0.38	22100	0.38
10/13/2008	0.45	0.8	0.4	0.77	197900	0.77
11/20/2008	0.51	0.51	0.43	0.46	85800	0.46
11/19/2008	0.53	0.57	0.43	0.47	22100	0.47
11/13/2008	0.51	0.58	0.51	0.58	15000	0.58
10/24/2008	0.71	0.72	0.52	0.56	210300	0.56
11/17/2008	0.53	0.6	0.53	0.53	37100	0.53
11/18/2008	0.53	0.61	0.53	0.53	32400	0.53
11/14/2008	0.55	0.58	0.55	0.58	44800	0.58
11/11/2008	0.62	0.62	0.59	0.59	25800	0.59
11/10/2008	0.62	0.65	0.59	0.62	38200	0.62
10/27/2008	0.65	0.68	0.59	0.6	57900	0.6
10/28/2008	0.6	0.67	0.6	0.64	40700	0.64
11/3/2008	0.67	0.67	0.6	0.62	11700	0.62
10/31/2008	0.66	0.68	0.6	0.67	18200	0.67
10/29/2008	0.64	0.69	0.61	0.62	56000	0.62
11/4/2008	0.67	0.69	0.61	0.64	61500	0.64
11/12/2008	0.62	0.69	0.61	0.62	36500	0.62
11/7/2008	0.65	0.65	0.62	0.64	14600	0.64
11/6/2008	0.65	0.66	0.62	0.65	17500	0.65
11/5/2008	0.62	0.67	0.62	0.65	41200	0.65
10/30/2008	0.62	0.68	0.62	0.68	27000	0.68
10/17/2008	0.66	0.75	0.65	0.74	63000	0.74
10/20/2008	0.75	0.8	0.66	0.73	49200	0.73
10/22/2008	0.72	0.75	0.67	0.75	65400	0.75
10/9/2008	0.79	0.84	0.7	0.71	62700	0.71
10/15/2008	0.8	0.87	0.7	0.8	60100	0.8
10/6/2008	0.95	1.01	0.7	0.76	166300	0.76
10/23/2008	0.72	0.77	0.72	0.74	37800	0.74
10/21/2008	0.78	0.78	0.72	0.73	22900	0.73
10/16/2008	0.84	0.85	0.72	0.75	42900	0.75
10/8/2008	0.8	0.85	0.76	0.8	103100	0.8
10/7/2008	0.77	0.97	0.77	0.85	48400	0.85
10/14/2008	0.77	1.01	0.77	0.86	183600	0.86
10/3/2008	0.91	1.01	0.9	0.98	44000	0.98
10/2/2008	1.05	1.05	0.91	0.91	38300	0.91
10/1/2008	1.04	1.06	0.95	1.03	24700	1.03

3/12/2009	0.19	0.19	0.16	0.19	18300	0.19
3/11/2009	0.19	0.19	0.17	0.19	19100	0.19
3/6/2009	0.16	0.2	0.16	0.2	30300	0.2
3/9/2009	0.2	0.2	0.16	0.19	32100	0.19
3/10/2009	0.16	0.2	0.16	0.19	18500	0.19
3/17/2009	0.2	0.2	0.17	0.2	11900	0.2
3/5/2009	0.19	0.21	0.16	0.16	7800	0.16
3/16/2009	0.21	0.21	0.17	0.17	48600	0.17
3/18/2009	0.2	0.21	0.17	0.2	19700	0.2
3/19/2009	0.21	0.21	0.2	0.21	21500	0.21
3/2/2009	0.22	0.22	0.15	0.18	129500	0.18
3/4/2009	0.22	0.22	0.16	0.21	40100	0.21
2/23/2009	0.21	0.22	0.2	0.2	32000	0.2
2/20/2009	0.21	0.22	0.21	0.21	43200	0.21
2/27/2009	0.22	0.22	0.21	0.21	13100	0.21
3/13/2009	0.17	0.23	0.17	0.23	37500	0.23
3/20/2009	0.21	0.23	0.2	0.23	102500	0.23
3/27/2009	0.22	0.23	0.2	0.2	53700	0.2
3/30/2009	0.23	0.23	0.2	0.22	29600	0.22
2/19/2009	0.21	0.23	0.21	0.21	13500	0.21
2/26/2009	0.21	0.23	0.21	0.21	16100	0.21
3/25/2009	0.22	0.23	0.22	0.22	6600	0.22
3/26/2009	0.23	0.23	0.22	0.23	19700	0.23
3/31/2009	0.24	0.24	0.2	0.2	23200	0.2
2/13/2009	0.22	0.24	0.22	0.24	35000	0.24
3/24/2009	0.22	0.24	0.22	0.22	131100	0.22
3/3/2009	0.15	0.25	0.15	0.19	32400	0.19
2/5/2009	0.25	0.25	0.2	0.21	87100	0.21
2/24/2009	0.25	0.25	0.2	0.25	46900	0.25
2/18/2009	0.25	0.25	0.21	0.22	38800	0.22
2/25/2009	0.25	0.25	0.21	0.21	23900	0.21
2/12/2009	0.25	0.25	0.22	0.22	24600	0.22
2/6/2009	0.23	0.25	0.23	0.25	45500	0.25
2/9/2009	0.25	0.25	0.23	0.25	19800	0.25
3/23/2009	0.24	0.25	0.24	0.24	73200	0.24
2/4/2009	0.26	0.26	0.2	0.23	50700	0.23
2/3/2009	0.27	0.27	0.2	0.26	51000	0.26
2/2/2009	0.27	0.27	0.25	0.25	21200	0.25
1/5/2009	0.27	0.28	0.23	0.27	63500	0.27
1/2/2009	0.15	0.29	0.15	0.27	101700	0.27
2/17/2009	0.24	0.29	0.21	0.25	49700	0.25
2/10/2009	0.23	0.29	0.23	0.23	85000	0.23
2/11/2009	0.23	0.29	0.23	0.25	17000	0.25
1/30/2009	0.3	0.3	0.25	0.25	70400	0.25
1/29/2009	0.28	0.31	0.27	0.27	60800	0.27
1/23/2009	0.28	0.31	0.28	0.31	32300	0.31
1/28/2009	0.31	0.31	0.28	0.31	46300	0.31
1/26/2009	0.33	0.33	0.28	0.28	31600	0.28
1/6/2009	0.25	0.35	0.25	0.31	147100	0.31
1/22/2009	0.35	0.35	0.27	0.31	73100	0.31
1/16/2009	0.34	0.35	0.28	0.35	72700	0.35
1/27/2009	0.35	0.35	0.28	0.31	29300	0.31
1/21/2009	0.44	0.44	0.25	0.3	86200	0.3
1/15/2009	0.4	0.44	0.28	0.34	70200	0.34
1/14/2009	0.4	0.5	0.4	0.41	28400	0.41
1/13/2009	0.4	0.52	0.4	0.41	35900	0.41
1/7/2009	0.39	0.54	0.33	0.51	163900	0.51
1/20/2009	0.55	0.55	0.33	0.45	26800	0.45
1/8/2009	0.45	0.55	0.45	0.45	76100	0.45
1/9/2009	0.48	0.55	0.45	0.53	47200	0.53
1/12/2009	0.53	0.56	0.4	0.51	100700	0.51

4/9/2009	0.18	0.19	0.17	0.18	48000	0.18
6/3/2009	0.17	0.19	0.17	0.19	29700	0.19
6/5/2009	0.17	0.19	0.17	0.18	21400	0.18
4/8/2009	0.18	0.19	0.18	0.18	32300	0.18
5/28/2009	0.18	0.19	0.18	0.19	82400	0.19
6/2/2009	0.19	0.19	0.18	0.18	130500	0.18
6/8/2009	0.19	0.19	0.18	0.19	49700	0.19
6/4/2009	0.19	0.19	0.19	0.19	17100	0.19
4/13/2009	0.2	0.2	0.17	0.2	35700	0.2
4/6/2009	0.2	0.2	0.18	0.2	13800	0.2
4/7/2009	0.2	0.2	0.18	0.18	8800	0.18
5/27/2009	0.2	0.2	0.18	0.18	92200	0.18
6/1/2009	0.18	0.2	0.18	0.19	118400	0.19
6/9/2009	0.18	0.2	0.18	0.19	117400	0.19
4/1/2009	0.2	0.2	0.2	0.2	3800	0.2
4/24/2009	0.2	0.2	0.2	0.2	3600	0.2
4/15/2009	0.18	0.21	0.18	0.21	7000	0.21
5/26/2009	0.18	0.21	0.18	0.19	119600	0.19
5/29/2009	0.18	0.21	0.18	0.21	89100	0.21
4/27/2009	0.2	0.21	0.2	0.21	9900	0.21
4/28/2009	0.21	0.21	0.21	0.21	6400	0.21
4/16/2009	0.18	0.22	0.18	0.22	30900	0.22
4/14/2009	0.2	0.22	0.19	0.21	35600	0.21
5/5/2009	0.22	0.22	0.2	0.2	32600	0.2
5/21/2009	0.22	0.22	0.2	0.2	11500	0.2
5/22/2009	0.2	0.22	0.2	0.2	178300	0.2
5/20/2009	0.22	0.22	0.22	0.22	6000	0.22
4/23/2009	0.21	0.23	0.19	0.19	46500	0.19
4/2/2009	0.23	0.23	0.2	0.2	20500	0.2
4/3/2009	0.2	0.23	0.2	0.2	69700	0.2
4/17/2009	0.22	0.23	0.2	0.23	15400	0.23
4/20/2009	0.21	0.23	0.2	0.23	43300	0.23
4/21/2009	0.23	0.23	0.2	0.21	7600	0.21
5/4/2009	0.21	0.23	0.2	0.2	43700	0.2
4/22/2009	0.21	0.23	0.21	0.21	7500	0.21
4/29/2009	0.21	0.23	0.21	0.21	14300	0.21
4/30/2009	0.21	0.23	0.21	0.23	8100	0.23
5/1/2009	0.23	0.23	0.21	0.21	4900	0.21
5/7/2009	0.21	0.23	0.21	0.21	10800	0.21
5/18/2009	0.21	0.24	0.21	0.22	5000	0.22
5/19/2009	0.22	0.24	0.22	0.22	8200	0.22
5/6/2009	0.2	0.25	0.2	0.23	29900	0.23
5/8/2009	0.21	0.25	0.2	0.24	139000	0.24
5/12/2009	0.2	0.25	0.2	0.22	25400	0.22
5/13/2009	0.22	0.25	0.22	0.23	19600	0.23
5/14/2009	0.23	0.25	0.23	0.23	75100	0.23
5/15/2009	0.25	0.25	0.23	0.23	3700	0.23
5/11/2009	0.24	0.27	0.22	0.22	183100	0.22
6/26/2009	0.29	0.35	0.27	0.29	184600	0.29
6/25/2009	0.35	0.38	0.28	0.3	396000	0.3
6/10/2009	0.21	0.39	0.21	0.38	2396500	0.38
6/30/2009	0.39	0.39	0.34	0.35	89100	0.35
6/29/2009	0.3	0.4	0.26	0.39	284900	0.39
6/24/2009	0.4	0.4	0.35	0.36	291700	0.36
6/23/2009	0.47	0.47	0.4	0.44	155600	0.44
6/22/2009	0.49	0.5	0.42	0.44	347400	0.44
6/15/2009	0.51	0.51	0.42	0.45	433700	0.45
6/19/2009	0.56	0.56	0.49	0.5	369500	0.5
6/17/2009	0.58	0.58	0.5	0.52	416600	0.52
6/12/2009	0.59	0.59	0.42	0.53	909800	0.53
6/16/2009	0.45	0.6	0.45	0.58	826600	0.58
6/18/2009	0.58	0.62	0.5	0.55	694200	0.55
6/11/2009	0.57	0.64	0.46	0.63	2144200	0.63

7/28/2009	0.27	0.27	0.25	0.25	46900	0.25
7/29/2009	0.25	0.27	0.25	0.26	91600	0.26
7/31/2009	0.25	0.27	0.25	0.27	73100	0.27
8/7/2009	0.25	0.27	0.25	0.27	22000	0.27
8/10/2009	0.27	0.27	0.25	0.25	58600	0.25
8/11/2009	0.25	0.27	0.25	0.25	37400	0.25
8/12/2009	0.25	0.27	0.25	0.26	56800	0.26
8/3/2009	0.25	0.28	0.25	0.26	51100	0.26
8/6/2009	0.26	0.28	0.25	0.25	61900	0.25
8/5/2009	0.29	0.29	0.25	0.26	59300	0.26
7/30/2009	0.25	0.3	0.25	0.26	39600	0.26
7/27/2009	0.26	0.27	0.26	0.27	60400	0.27
7/22/2009	0.3	0.31	0.26	0.31	191900	0.31
7/24/2009	0.28	0.29	0.27	0.27	52500	0.27
8/4/2009	0.27	0.29	0.27	0.29	82300	0.29
7/23/2009	0.31	0.31	0.28	0.29	39200	0.29
7/9/2009	0.29	0.32	0.28	0.31	236900	0.31
7/6/2009	0.33	0.36	0.28	0.32	129500	0.32
8/13/2009	0.28	0.45	0.28	0.42	1600300	0.42
7/10/2009	0.32	0.32	0.29	0.31	74200	0.31
7/13/2009	0.31	0.32	0.29	0.29	47700	0.29
7/14/2009	0.29	0.32	0.29	0.29	44700	0.29
7/15/2009	0.29	0.32	0.29	0.32	39900	0.32
7/20/2009	0.3	0.32	0.29	0.31	54800	0.31
7/8/2009	0.3	0.35	0.29	0.29	86300	0.29
7/17/2009	0.3	0.3	0.3	0.3	38700	0.3
7/21/2009	0.31	0.31	0.3	0.3	51800	0.3
7/16/2009	0.31	0.32	0.3	0.3	72100	0.3
8/25/2009	0.31	0.32	0.3	0.32	80100	0.32
8/24/2009	0.34	0.34	0.3	0.31	131500	0.31
7/7/2009	0.35	0.35	0.3	0.33	44700	0.33
8/21/2009	0.36	0.36	0.3	0.32	144000	0.32
8/26/2009	0.32	0.38	0.3	0.38	192600	0.38
8/19/2009	0.33	0.35	0.33	0.35	98900	0.35
8/18/2009	0.35	0.4	0.33	0.34	272500	0.34
8/20/2009	0.35	0.35	0.34	0.34	99300	0.34
8/17/2009	0.41	0.45	0.34	0.36	294800	0.36
7/1/2009	0.38	0.38	0.35	0.37	20400	0.37
7/2/2009	0.38	0.38	0.35	0.36	26600	0.36
9/21/2009	0.38	0.43	0.35	0.4	173800	0.4
9/30/2009	0.39	0.4	0.36	0.38	146500	0.38
9/18/2009	0.37	0.4	0.37	0.38	88600	0.38
9/29/2009	0.38	0.4	0.38	0.39	57300	0.39
8/31/2009	0.41	0.41	0.38	0.39	161200	0.39
9/24/2009	0.41	0.41	0.38	0.4	73400	0.4
9/25/2009	0.38	0.41	0.38	0.4	78400	0.4
9/28/2009	0.4	0.41	0.38	0.38	48400	0.38
8/27/2009	0.4	0.42	0.38	0.42	646400	0.42
9/17/2009	0.41	0.42	0.38	0.38	225100	0.38
9/1/2009	0.41	0.41	0.39	0.39	122300	0.39
9/16/2009	0.4	0.41	0.39	0.39	133800	0.39
9/2/2009	0.39	0.42	0.39	0.4	193500	0.4
9/15/2009	0.44	0.44	0.39	0.4	305500	0.4
9/3/2009	0.43	0.47	0.39	0.46	751000	0.46
8/28/2009	0.42	0.43	0.4	0.41	226500	0.41
9/22/2009	0.43	0.43	0.4	0.41	77600	0.41
9/23/2009	0.41	0.43	0.41	0.41	76900	0.41
9/14/2009	0.43	0.46	0.41	0.41	244500	0.41
9/11/2009	0.46	0.46	0.43	0.43	152000	0.43
9/10/2009	0.46	0.46	0.44	0.44	135700	0.44
8/14/2009	0.45	0.48	0.44	0.45	772300	0.45
9/9/2009	0.5	0.5	0.44	0.46	394400	0.46
9/4/2009	0.49	0.49	0.45	0.45	462100	0.45
9/8/2009	0.49	0.5	0.45	0.48	774500	0.48

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -
							-		$ -		$ 1,944	$ 2,200
				-		-		6,161		-
							-		-		-	-
							-		-		1,327	-
			$ -		$ -		$ 9,432		$ 2,200

Capitalized Costs Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

					$ 4,294		$ 4,145		$ 4,144		$ 2,200
					2,358		2,358		2,358		-
			7,124		5,265		5,246		-
				$ 13,776		$ 11,768		$ 11,748		$ 2,200
		(4,190)		(3,246)		(2,202)		-
			$ 9,586		$ 8,522		$ 9,546		$ 2,200

							9,605,207.87		8,553,515.98
							(19,615.75)		(31,605.38)
							9,585,592.12		8,521,910.60

							9,586		8,522

Calc of Capitalied Oil and Gas

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

$ 5,511,743.45	$ 3,558,000.00

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

				-125,549.53	-76,402.37	-125,549.53	-76,402.37
				-4,814.28

$ 1,368,801.84	$ 1,458,932.13

2,604,270.74	2,604,270.74
				-288,753.05	-172,897.26	-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48			-414,302.58	-249,299.63
$ 9,197,662.98	$ 7,449,905.61

2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

$ 2,357,752.58	$ 2,357,752.58			-426,495.13	-275,194.84	-426,495.13	-275,194.84
-1608152.31	-1117265.38			-6,533.28	-3,266.64	-6,533.28	-3,266.64
$ 749,600.27	$ 1,240,487.20			-1,175,123.90	-838,803.90	-1,175,123.90	-838,803.90
				-1,608,152.31	-1,117,265.38

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
				-436,915.91	-243,196.07	-436,915.91	-243,196.07

2,200,000.00	2,200,000.00
				-1,474,000.00	-1,474,000.00	-1,474,000.00	-1,474,000.00

294,479.29	294,479.29
				-256,486.91	-162,734.48	-256,486.91	-162,734.48

147,084.79

4,293,848.08	4,145,603.29					-4,189,857.71	-3,246,495.56
-2,167,402.82	-1,879,930.55						-2,997,195.93
2,126,445.26	2,265,672.74						-249,299.63

$ 4,294	$ 4,145	$ 4,144	$ 2,200
2,358	2,358	2,358	-
7,124	5,265	5,246	-
$ 13,776	$ 11,768	$ 11,748	$ 2,200
(4,190)	(3,246)	(2,202)	-
$ 9,586	$ 8,522	$ 9,546	$ 2,200

9,605,207.87	8,553,515.98
(19,615.75)	(31,605.38)
9,585,592.12	8,521,910.60

9,586	8,522

Operating Results Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				260,413		399,145
				52,112		30,000
				960,170		1,044,803
			$ 1,272,695		$ 1,473,948

		(587,987)		(885,538)
				-		-
			$ (587,987)		$ (885,538)

10K Discl. Oil Reserves

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			53,400		$ 1,490,500
			26,000		49,800
							25,200		665,400
							104,600		$ 2,205,700

Oil and Gas Reserve Quantities

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43

			-		-		-
							-		-		-
							79,700		-		79,700
							(13,000)		-		(13,000)
			66,700		-		66,700
							6,560		88,500		95,060
							-		-		-
							(12,860)		-		(12,860)
			60,400		88,500		148,900
							-		-		-
							-		-		-
							-		-		-
			60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			60,400		1,666,000
			88,500		1,338,000
				148,900		$ 3,004,000

Corporate & Combined P&L

2009				2010				2010				2010
			12/31/09				03/31/10				06/30/10				09/30/10

41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78

320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
		449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
			0.00				0.00				0.00				0.00	0.00
14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
		2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
		30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
		200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																0.00
	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																0.00
			"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																0.00
			0.00				0.00				0.00				0.00	0.00
(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
		(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
						(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
			0.00				0.00				0.00				0.00	0.00
			0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
			0.00				0.00				0.00				0.00	0.00
(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
	7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																0.00
(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																0.00
(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

											(3,351,508.83)

Kansas

				2010

			0.00				0.00
2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
	(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
	0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

			0
0	0	0	0
			0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

																0.00

145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
			0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
			0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
	450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
			0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

				2010

																0.00
21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

																19,282.4
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

																19,492.5
																19,584.0
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

						#,##0.0_);[Re9](#,##0.0)

2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

		"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70

800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
							0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
							0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00

327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
											0.00	4,239.27	0.00		4,239.27	4,239.27
											0.00		94.04	54.55	148.59	148.59
915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12

	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
	75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
	75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
	75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25

0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40

0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
								0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
								0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28

											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	1,840.00	0.00	0.00	1,840.00	1,840.00

292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
											0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
			0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08

468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
						0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
						0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09

123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

																							09/30/08
	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08
																				2007

																								4,499,369.24	4,499,369.24
1812	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00								(185,904.15)		(185,904.15)		0.00			0.00
1813	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00										0.00		0.00
1801	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63													30,850.16
1816	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29												0.00			0.00
1817	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)										(24,539.94)		(49,079.88)
1832	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50								3,048,579.15	3,048,579.15			0.00			0.00
1833	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00								(427,962.90)		(427,962.90)			0.00		0.00
1836	579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00										0.00			1,160.00
1837	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)										(48,429.96)		(96,859.92)
	$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63										$ -	$ (72,969.90)		(113,929.64)

																								2,692,998.55	2,692,998.55
1631	1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00					(115,160.83)		(115,160.83)					0.00
1632	(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)									(41,279.22)	(13,759.74)	(82,558.53)
1633	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00												0.00
1634	(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)										(816.66)	(272.22)	(1,633.32)
	1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00												939,011.33
1761	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00					9,511,919.06	10,240,946.94	(729,027.88)					0.00
1762	(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)	(178,854.00)	(59,618.00)			(166,722.00)
1641	705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00												0.00
1642	(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)		09/30/09	06/30/09	03/31/09	12/31/08	09/30/08			(14,489.70)	(4,829.90)	(31,130.43)
1643	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)											0.00
1651	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00												0.00
1653	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)											0.00
1652	(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)		4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
1840	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00			(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)							0.00				0.00
1845	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00			(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
1847	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00												0.00
1848	(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)			2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
	$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)										$ (264,403.53)	$ (88,134.51)	596,632.01

1521	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00				7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
1522	(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)		(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
1531	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00			6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
1532	(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)									(451.65)	(150.55)	(903.27)
1541	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00									0.00			0.00
1542	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)		44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
	$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)					(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																						33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
	$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)											476,707.58

	$ (-1.#R)														9,605,207.87							8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

QB Balance Sheet

0.00	136,000.00
-5,663,688.27	-3,386,055.79
-4,362,703.22	-2,277,632.48

-10,026,391.49

Balance Sheet Grouping

200.00	200.00
0.00	0.00
4,674.99	4,569.29		380.00
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00

56,279.92	5,657.78

17,964.72	14,756.12
0.00					4674.99
0.00					863.44
4,976.00					3811.55
1,327.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
0.00	0.00
0.00	0.00

0.00	0.00
0.00	0.00
0.00

225,415.20	293,507.37

0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00

4,343.65	2,544.00

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00

56,900.00	55,100.00

13,323.52	13,323.52
9,033.11	9,033.11
22,555.26	22,555.26

-6,019.72	-3,355.02
-3,613.17	-1,806.60
-15,663.25	-8,144.89

19,615.75	31,605.38

2,308,752.58	2,308,752.58
49,000.00	49,000.00	2,357,752.58
1,224,580.42	1,200,247.42

-1,175,123.90	-838,803.90
0.00	0.00
-426,495.13	-275,194.84
-6,533.28	-3,266.64	-1,117,265.38

397,625.41
291,318.95
660,024.73
580,441.36

544,575.27	634,705.56
20,400.00	20,400.00

16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00	796,033.06

3,988.34	3,988.34

16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62

15,641.74	15,641.74

174,040.00	174,040.00
0.00	0.00

0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00

21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00

0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
0.00	0.00

0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97

15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47

0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
67,400.00	67,400.00	662,899.07

-125,549.53	-76,402.37
-4,814.28

2,604,270.74	2,604,270.74
1,600.00	1,600.00	2,605,870.74
-288,753.05	-172,897.26

7,459,146.86	6,256,237.86

147,084.79

2,200,000.00	2,200,000.00
294,479.29	294,479.29	2,494,479.29

-1,474,000.00	-1,474,000.00
-256,486.91	-162,734.48

1,072,284.50	1,072,284.50
0.00	0.00
579,999.50	578,839.50	1,651,124.00
-436,915.91	-243,196.07

2,126,445.26	2,265,672.74

9,948,146.64	8,910,325.13

1,092,517.62	172,166.33		1088706.07	3,811.55
172.70
311.47
8,845.61	95,000.00

1,101,847.40	267,166.33

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84

135,384.32	107,904.71

66,666.59	35,000.00
0.00	7,736.07
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
31,500.00	49,500.00
10,393.87	5,568.75
3,088.45
37,500.00	16,000.00
6,688.98	3,248.38

171,357.89	130,797.07

227,914.30
0.00	800,000.00

227,914.30	800,000.00

154,927.92	140,844.00

250,000.00	125,000.00

-740,853.84	0.00		740,853.84

900,000.00
597,000.00

1,161,074.08	265,844.00

48,980.33	44,509.49

48,980.33	44,509.49

16,677,076.04	12,493,829.80
431,242.22	327,962.00

17,108,318.26	12,821,791.80

QB Profit & Loss

0.00	0.00
248,979.20	192,654.43
154,900.53	127,129.02
236,915.71	159,601.01
209,960.81	162,272.29
366,553.97	257,293.75
$ 1,217,310.22	$ 898,950.50

0.00	0.00
19,165.82	21,538.61
360.44	1,568.05
6,905.67	9,338.15
12,100.21	11,244.20
3,772.84	2,702.99
5,220.88	5,546.24
42.53	72.97
270.80	714.08
3,880.73	1,297.54
1,742.23	1,082.31
10,620.13	10,916.78
6,711.25	7,550.74
1,447.78	1,375.54
744.66	4,291.39
16,896.57	5,245.74
2,127.95	3,546.13
7,125.97	7,377.94
5,524.43	9,878.74
137.27
1,891.91
0.00	30.80
1,150.74	1,369.40
399.76	712.22
2,266.31	1,274.58
$ 110,369.61	$ 108,812.41
3,621.76
$ 1,331,301.59	$ 1,007,762.91

736.40	845.69

13,633.35	21,830.82
7,340.84	13,753.79
14,049.70	18,354.10
11,285.40	17,688.63
20,455.91	29,554.43
$ 66,765.20	$ 101,181.77
334,843.84	231,805.21
203,094.61	141,683.64
41,154.22

16,868.46	2,082.90
9,948.14	8,804.11
8,609.64	4,800.53
7,096.44	23,445.04
1,662.79	567.18
194.40
0.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
2,875.00
2,600.00
$ 47,850.00	$ 41,250.00

4,496.31	6,021.91
17,322.97	11,279.39
13,083.82	8,277.15
6,727.59	2,486.53
9,487.84	7,889.47
148.59
90.00
$ 51,357.12	$ 35,954.45

776.50	546.23
776.49	433.25
776.72	1,058.78
776.75	1,705.21
776.79	1,027.70
$ 3,883.25	$ 4,771.17
0.00
2,617.26	3,167.66
1,141.36	2,973.26
3,219.48	2,124.66
4,165.49	2,307.66
2,588.81	2,474.66
$ 13,732.40	$ 13,047.90
0.00
9,991.77	3,879.89
9,856.45	3,307.72
32,197.09	11,910.15
25,637.71	14,888.34
11,402.70	5,083.98
7,838.63
8,494.93
$ 105,419.28	$ 39,070.08
600.00
1,530.00
1,530.00
$ 3,060.00	$ 600.00
0.00
1,202.50	2,734.47
2,514.50	2,570.75
2,140.58	2,846.15
3,200.50	3,068.14
875.00	2,049.47
$ 9,933.08	$ 13,268.98
0.00
6,698.20	6,084.92
2,401.60	488.15
26,648.47	20,143.85
20,323.77	16,408.16
470.73	524.90
35,889.26
22,430.06
$ 114,862.09	$ 43,649.98
0.00
1,518.83	1,489.96
1,463.83	1,371.90
1,482.96	1,525.83
1,482.96	1,486.38
1,554.70	1,482.96
$ 7,503.28	$ 7,357.03
$ 401,980.37	$ 238,669.35

5,298.60	30,000.00
-556.16	1,539.37
450.00
6,800.00
1.20	3,629.41
285.00
51.53
4,891.05
2,538.04	3,698.08
904.00
$ 2,989.24	$ 20,259.07
7,707.73
2,610.48
2,510.00	1,512.50
6,500.00
23,350.52
3,522.42	14,935.32
5,735.61	2,535.37
-1,121.64	19,487.27
5,670.00	500.00
11,173.28
$ 24,048.07	$ 142,110.91

-57,466.14	-49,993.77
-38,322.20	-27,767.67
-9,137.14	-3,685.96
-9,137.14
-6,377.43	-1,033.49
-154.80
$ -120,594.85	$ -82,480.89

5,078.83
2,012.00	1,836.00
29,098.50
$ 7,090.83	$ 30,934.50
$ 959,118.69	$ 804,750.18
$ 372,182.90	$ 203,012.73

60,000.00
150,000.00
176,000.00
17,863.64
30,227.14
$ 374,090.78	$ 60,000.00
6,000.00
7,500.00	37,500.00
775.00
$ 7,500.00	$ 44,275.00
69,347.92	93,009.09
2,307.25	806.50
27,748.80	11,700.00
50,059.14	24,750.00
1,580.84
3,937.50	2,297.43
760.00	753.00
5,450.00	2,323.00
13,815.00	1,835.00
55,975.70
$ 79,938.20	$ 8,789.27
597.00	200.00
28,731.99	23,147.53
265.00
201.50
22,173.05	1,500.00
947.25	1,303.19
2,638.55
66,702.27	56,246.67
31,129.45
32,113.39	10,680.57
$ 129,945.11	$ 66,927.24
435.33	261.53
0.00
11,965.38	5,698.90
100.00
16,973.57	165,041.62
186,306.33
200,560.00
45,000.00	39,000.00
13,931.93
$ 45,000.00	$ 52,931.93
684.00	30,252.65
27,000.00
14,000.00	14,500.00
61.53	363.98
3,794.56	2,265.93
862.29
1,828.22
160.42	175.00
256.63

10,236.84	7,274.24
3,675.78	7,830.87
4,185.46	1,238.87
216.10	3,927.83
3,559.33	2,487.79
$ 21,873.51	$ 22,759.60
827.03	950.40
4,577.50	1,088.60
5,418.75	9,694.82
$ 9,996.25	$ 10,783.42
$ 1,308,109.25	$ 673,460.12
$ -935,926.35	$ -470,447.39

37,112.90	49,010.49
128,120.83	-43,395.22
-161,766.22	-91,957.62
-1,466,978.00
-134,762.30	-101,890.34
-7,119.90	-1,250.92
-327,962.00
-759,146.16	-194,286.00
-14,083.92	-12,804.00
-27,001.92
2,075.10	538.63
-78,136.58
67.15	588.00
$ -2,454,617.10	$ -750,410.90
$ -2,454,617.10	$ -750,410.90

2,664.70	2,646.57
1,806.57	1,806.60
7,518.36	7,518.36
151,300.29	165,116.88
8,080.92	3,266.64
61,140.87	58,326.09
115,855.79	115,855.80
93,752.43	98,159.76
193,719.84	193,236.49
$ 635,839.77	$ 645,933.19

336,320.00	410,841.00
$ 336,320.00	$ 410,841.00
$ 972,159.77	$ 1,056,774.19
$ -3,426,776.87	$ -1,807,185.09
$ -4,362,703.22	$ -2,277,632.48

P&L Grouping

10

	0.00	0.00
	248,979.20	192,654.43
	154,900.53	127,129.02
	236,915.71	159,601.01
	209,960.81	162,272.29
	366,553.97	257,293.75

	1,217,310.22	898,950.50

	13,633.35	21,830.82
	7,340.84	13,753.79
	14,049.70	18,354.10
	11,285.40	17,688.63
	20,455.91	29,554.43

	66,765.20	101,181.77	474,670.62

	334,843.84	231,805.21

	334,843.84	231,805.21

	203,094.61	141,683.64

	203,094.61	141,683.64

10	612,606.57	424,279.88

20

	0.00	0.00
	19,165.82	21,538.61
	360.44	1,568.05
	6,905.67	9,338.15
	12,100.21	11,244.20
	3,772.84	2,702.99
	5,220.88	5,546.24
	42.53	72.97
	270.80	714.08
	3,880.73	1,297.54
	1,742.23	1,082.31

	10,620.13	10,916.78
	6,711.25	7,550.74
	1,447.78	1,375.54
	744.66	4,291.39
	16,896.57	5,245.74
	2,127.95	3,546.13
	7,125.97	7,377.94
	5,524.43	9,878.74
		137.27
	1,891.91
	0.00	30.80
	1,150.74	1,369.40

	399.76	712.22
	2,266.31	1,274.58
	3,621.76

	113,991.37	108,812.41

	736.40	0.00

	736.40	0.00

	41,154.22

	41,154.22	0.00

20
	72,100.75	108,812.41

30

	16,868.46	2,082.90
	9,948.14	8,804.11
	8,609.64	4,800.53
	7,096.44	23,445.04
	1,662.79	567.18
	194.40			44,379.87	39,699.76
	0.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	2,875.00
	2,600.00
	4,496.31	6,021.91
	17,322.97	11,279.39
	13,083.82	8,277.15
	6,727.59	2,486.53
	9,487.84	7,889.47
	148.59
	90.00
	776.50	546.23
	776.49	433.25
	776.72	1,058.78
	776.75	1,705.21
	776.79	1,027.70

	2,617.26	3,167.66
	1,141.36	2,973.26
	3,219.48	2,124.66
	4,165.49	2,307.66
	2,588.81	2,474.66
		0.00
	9,991.77	3,879.89
	9,856.45	3,307.72
	32,197.09	11,910.15
	25,637.71	14,888.34
	11,402.70	5,083.98
	7,838.63
	8,494.93
		600.00
	1,530.00
	1,530.00

	1,202.50	2,734.47
	2,514.50	2,570.75
	2,140.58	2,846.15
	3,200.50	3,068.14
	875.00	2,049.47

	6,698.20	6,084.92
	2,401.60	488.15
	26,648.47	20,143.85
	20,323.77	16,408.16
	470.73	524.90
	35,889.26
	22,430.06

	1,518.83	1,489.96
	1,463.83	1,371.90
	1,482.96	1,525.83
	1,482.96	1,486.38
	1,554.70	1,482.96
	-57,466.14	-49,993.77
	-38,322.20	-27,767.67
	-9,137.14	-3,685.96
	-9,137.14
	-6,377.43	-1,033.49
	-154.80
	5,078.83

	286,464.35	156,188.46

	0.00	845.69
	5,298.60	30,000.00
	-556.16	1,539.37
	450.00
		6,800.00
	1.20	3,629.41
		285.00
		51.53
		4,891.05
	2,538.04	3,698.08
		904.00		7,731.68	51,798.44
		7,707.73		52,111.55	91,498.20
		2,610.48
	2,510.00	1,512.50
		6,500.00
		23,350.52
	3,522.42	14,935.32
	5,735.61	2,535.37
	-1,121.64	19,487.27
	5,670.00	500.00
		11,173.28
	2,012.00	1,836.00
		29,098.50

	26,060.07	173,891.10

40

	2,664.70	2,646.57
	1,806.57	1,806.60
	7,518.36	7,518.36
	151,300.29	165,116.88
	8,080.92	3,266.64
	14,083.92	12,804.00	26,073.55	24,775.53
	61,140.87	58,326.09
	115,855.79	115,855.80
	93,752.43	98,159.76
	193,719.84	193,236.49
	336,320.00	410,841.00

	986,243.69	1,069,578.19	960,170.14	1,044,802.66

		60,000.00
	150,000.00
	176,000.00
	17,863.64
	30,227.14
		6,000.00
	7,500.00	37,500.00
		775.00
	69,347.92	93,009.09
	2,307.25	806.50
	27,748.80	11,700.00
	27,309.14	24,750.00
		1,580.84
	3,937.50	2,297.43
	760.00	753.00
	5,450.00	2,323.00
	13,815.00	1,835.00
	55,975.70
	597.00	200.00
	28,731.99	23,147.53
		265.00
		201.50
	22,173.05	1,500.00
	947.25	1,303.19
		2,638.55
	66,702.27	56,246.67
	31,129.45
	32,113.39	10,680.57
	435.33	261.53
	0.00
	11,965.38	5,698.90
		100.00
	16,973.57	165,041.62
	186,306.33
	200,560.00
	45,000.00	39,000.00
		13,931.93
	684.00	30,252.65
		27,000.00
	14,000.00	14,500.00
	61.53	363.98
	3,794.56	2,265.93
		862.29
	1,828.22
	160.42	175.00
	256.63
	10,236.84	7,274.24
	3,675.78	7,830.87
	4,185.46	1,238.87
	216.10	3,927.83
	3,559.33	2,487.79
	827.03	950.40
	4,577.50	1,088.60
	5,418.75	9,694.82

	1,285,359.25	673,460.12

50

	37,112.90	49,010.49
	128,120.83	-43,395.22
	-161,766.22	-91,957.62
	-1,466,978.00
	-137,850.75	-101,890.34
	-7,119.90	-1,250.92
		-327,962.00
	-759,146.16	-194,286.00	-522,248.00
		-27,001.92
	2,075.10	538.63
	-78,136.58
	67.15	588.00

	-2,443,621.63	-737,606.90

50

P&L

10
		(1,217,310.22)

		66,765.20

		334,843.84

		203,094.61

10			(612,606.57)

20
		(113,991.37)

		41,154.22

	20		(72,837.15)

30
		286,464.35

		26,796.47

40
		986,243.69

		1,308,109.25

50

		(37,112.90)
		(128,120.83)
		161,766.22
		1,466,978.00
		137,850.75
		7,119.90
		-
		759,146.16
		-
		(2,075.10)
		78,136.58
		(67.15)

			2,443,621.63

50

			4,365,791.67

The Kansas properties identified above as the Girard and Uniontown projects have not been evaluated and no independent estimates of proved reserves have yet been made.  Additional information about the Company’s proved oil and gas reserves are presented under Supplemental Oil and Gas Disclosures in the accompanying Consolidated Financial Statements.

Employees

During the year ending September 30, 2010 JayHawk employed six individuals.  Administrative and executive functions are carried out by three individuals located in Post Falls, Idaho.  Two of these individuals are compensated as independent contractors.  Oil production operations are overseen by the Company’s President and a field superintendent located in the Williston Basin area of North Dakota.  Both of these individuals were compensated as independent contractors.  Additionally one employee functioned as the field superintendent of the Girard and Uniontown properties and was responsible for the gas production operations.  Going forward, and for the foreseeable future, we plan to outsource our geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

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

Going Concern – As shown in the accompanying consolidated financial statements, we have incurred operating losses since inception.  As of September 30, 2010, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows.  Achievement of our objectives will be dependent upon our ability to obtain additional financing, to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operation by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that we will be able to achieve these objectives.

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

Our commercial success depends on our ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production thereof will decline over time as such existing reserves are depleted. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects.  No assurance can be given that we will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, we may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by us.

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

Estimation Risks:  Our reserve estimates, like all estimates, are subject to numerous uncertainties and may be inaccurate.  There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived from, including many factors beyond our control. The reserve and associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows wherefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected wherefrom prepared by different engineers, or by the same engineers at different times, may vary. Our actual production, revenues, taxes and development and operating expenditures with respect to our reserves will vary from estimates thereof and such variations could be material.

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

Default Risks:  Our properties are held in the form of licenses, leases and working interests in operating agreements and leases. If we or the holder of a lease fail to meet the specific requirements of the lease, license or operating agreement the specific instrument may terminate or expire. There can be no assurance that any of the obligations required to maintain each license or lease will be met, although we exercise our commercially reasonable efforts to do so. The termination or expiration of our licenses or leases or the working interests relating to a license or lease may have a material adverse effect on our results of operations and business.

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

Risks Related to our Common Stock:  Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares are thinly traded and may never become eligible for trading on a national securities exchange.  While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock. Initial listing is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

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

None

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

Balance Sheet 10K

Jayhawk Energy, Inc.

Assets

	$ 56,280	$ 5,658

	252,482	293,507.37
Other current assets	4,344	2,544
Total Current Assets	313,105	301,709.37

Plant, Property and Equipment

	2,126,445	2,265,672.74

	7,459,147	6,256,237.86

	19,616	31,605.38
Total Net Plant, Property and Equipment	9,605,208	8,553,515.98

	56,900	55,100

Total Assets	$ 9,975,213	$ 8,910,325

Liabilities and Stockholders' Equity
Current Liabilities
	$ 1,101,847	$ 267,166
	162,450.95	107,904.71
	171,357.89	130,797.07
	227,914.3	800,000
	1,663,570.54	1,305,868.11
	1,161,074.08	265,844

Total Liabilities	2,824,644.62	1,571,712.11

	-	-
Stockholders' Equity

	-	-

	48,981	44,509.49
Additional paid-in capital	17,108,318	12,821,792
	-	136,000
Accumulated deficit	(10,006,730)	-5,663,688
Total Stockholders' Equity	7,150,569.412	7,338,613.49

	$ 9,975,214	$ 8,910,326

	$ 1

Chg in Stockholder Equity 10K

Jayhawk Energy, Inc.

						Total
	42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,100
	25,000	25	16,725			16,750
						-
	74,575	74	74,184		(47,559)	26,699
	51,000	51	20,859			20,910
	1,000,000	1,000	199,000		-	200,000
					14,555	14,555
	85,400	85	14,470		(14,555)	-
	40,000	40	7,960			8,000
	49,800	50	7,420			7,470
	139,167	139	28,199		-	28,338

					136,000	136,000
	203,625	204	40,521		-	40,725
	30,000	30	11,670			11,700
				(2,277,633)		(2,277,633)
	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614
	30,000	30	11,670	-	-	11,700
	30,000	30	11,670	-	-	11,700
	544,000	544	135,456	-	(136,000)	-
December 31, 2009 beneficial conversion of note	-	-	900,000	-	-	900,000	12/31/2010
January 8, 2010 cashless exercise of warrants for share issuance	1,395,965	1,396	(1,398)	-	-	(2)
	713,322	713	(713)	-	-	0
	2,100	2	-	-	-	2
	1,600,000	1,600	853,543	-	-	855,143
			1,466,978	-		1,466,978	3/31/2010
April 1, 2010 issue in lieu of interest	21,666	22	16,228	-	-	16,250
			600,000	-		600,000	4/23/2010
May 4, 2010 issue for services	11,000	11	5,159	-	-	5,170
	10,000	10	1,900	-	-	1,910
July 20, 2010 issue in lieu of interest	112,777	113	33,721	-	-	33,833
September 2, 2010 issuance of stock options			200,560	-		200,560	9/2/2010
September 30, 2010 adjusting entries			51,753			51,753
				(4,343,042)		(4,343,042)
	48,980,326	$ 48,981	$ 17,108,319	$ (10,006,730)	$ -	$ 7,150,570

						0

Stmt of Operations 10K

Jayhawk Energy, Inc.

$ 612,607	$ 479,598
72,837	108,812
685,444	588,410

-	-
286,464	211,507
26,796	187,638
986,244	1,069,577
1,285,359	659,714
2,443,622	737,607
5,028,485	2,866,043

$ (4,343,042)	$ (2,277,633)

-	-
-	-

$ (4,343,042)	$ (2,277,633)

$ (4,343,042)	$ (2,277,633)

$ (0.09)	$ (0.05)

47,512,481	43,699,043

$ -

Stmt of Cash Flows10K

Jayhawk Energy, Inc.

$ -	$ (2,277,633)

986,244	1,249,259
-	23,953
-	-
-	12,804
-	311,147
-	-
-	96,402
-	13,483
-	(209,030)
-	533,561
-	-
986,244	(246,054)

-	(18,600)
-	(1,160)
-	(11,211)
-	(30,971)

-	200,000
-	-
-	200,000

(77,025)

5,658	82,683

$ 5,658	$ 5,658

$ -
$ -	$ 96,000

Stmt of Cash Flow worksheet

Jayhawk Energy, Inc.

$ (4,343,042)	$ (2,277,633)

986,244	1,249,259
-	23,953
-	-
-	12,804
-	311,147
-	-
-	96,402
-	13,483
-	(209,030)
-	533,561
-	-
(3,356,798)	(246,054)

-	(18,600)
-	(1,160)
-	(11,211)
-	(30,971)

-	200,000
-	-
-	200,000

(77,025)

5,658	82,683

$ 5,658	$ 5,658

$ -
$ -	$ 96,000

Wtd Avg Number of Shares

Jayhawk Energy, Inc.

06/30/04	66,000,000	66,000,000
09/30/04		66,000,000
12/31/04		66,000,000
03/31/05		66,000,000
06/30/05		66,000,000
09/30/05		66,000,000
12/31/05		66,000,000
03/31/06		66,000,000
06/30/06	24,000,000	90,000,000
09/30/06		90,000,000
12/31/06		90,000,000
03/31/07		90,000,000
06/21/07		90,000,000
	(56,000,000)	34,000,000
	2,882,659	36,882,659
09/30/07		36,882,659
		36,882,659	108	3,983,327,172
01/16/08	2,666,667	39,549,326	47	1,858,818,322
03/03/08	50,000	39,599,326	28	1,108,781,128
03/31/08	1,024,727	40,624,053	16	649,984,848
03/31/08		40,624,053
04/16/08	900,000	41,524,053
04/16/08	599,939	42,123,992	19	800,355,848
05/05/08	25,000	42,148,992	2	84,297,984
05/07/08	50,000	42,198,992	2	84,397,984
05/09/08	399,962	42,598,954	52	2,215,145,608
06/30/08		42,598,954	3	127,796,862
07/03/08	211,975	42,810,929	89	3,810,172,681
09/30/08		42,810,929	366	14,723,078,437	40,226,990
10/31/08		42,810,929	31	1,327,138,799
10/31/08	25,000	42,835,929	61	2,612,991,669
12/31/08		42,835,929	92	3,940,130,468	42,827,505
12/31/08		42,835,929	12	514,031,148		42,810,929	31	1,327,138,799
01/12/09	125,575	42,961,504	24	1,031,076,096		42,835,928	73	3,127,022,744
02/05/09	1,000,000	43,961,504	54	2,373,921,216		42,961,504	24	1,031,076,096
03/31/09		43,961,504		0		43,961,504	54	2,373,921,216
03/31/09		43,961,504	90	3,919,028,460	43,544,761	43,961,504	182	7,859,158,855	43,182,192
03/31/09		43,961,504	20	879,230,080		43,961,504	20	879,230,080
04/20/09	85,400	44,046,904	30	1,321,407,120		44,046,904	30	1,321,407,120
05/20/09	40,000	44,086,904	15	661,303,560		44,086,904	15	661,303,560
06/04/09	49,800	44,136,704	26	1,147,554,304		44,136,704	26	1,147,554,304
06/30/09		44,136,704	91	4,009,495,064	44,060,385	44,136,704	273	11,868,653,919	43,474,923

06/30/09		44,136,704	30	1,324,101,120		44,136,704	30	1,324,101,120
07/30/09	14,167	44,150,871	1	44,150,871		44,150,871	1	44,150,871
07/31/09	125,000	44,275,871	4	177,103,484		44,275,871	4	177,103,484
08/04/09	203,625	44,479,496	30	1,334,384,880		44,479,496	30	1,334,384,880
09/03/09	30,000	44,509,496	27	1,201,756,392		44,509,496	27	1,201,756,392
09/30/09		44,509,496	92	4,081,496,747	44,364,095		365	15,950,150,666	43,699,043

09/30/09		44,509,496	2	89,018,992		44,509,496	2	89,018,992
10/02/09	30,000	44,539,496	28	1,247,105,888		44,539,496	28	1,247,105,888
10/30/09	30,000	44,569,496	17	757,681,432		44,569,496	17	757,681,432
11/16/09	544,000	45,113,496	45	2,030,107,320		45,113,496	45	2,030,107,320
12/31/09		45,113,496	92	4,123,913,632	44,825,148		92	4,123,913,632	44,825,148
12/31/09		45,113,496	12	541,361,952			12	541,361,952
01/12/10	1,395,965	46,509,461	15	697,641,915			15	697,641,915
01/27/10	713,322	47,222,783	12	566,673,396			12	566,673,396
02/08/10	2,100	47,224,883	17	802,823,011			17	802,823,011
02/25/10	1,600,000	48,824,883	34	1,660,046,022			34	1,660,046,022
03/31/10		48,824,883	90	4,268,546,296	47,428,292		182	8,392,459,928	46,112,417
03/31/10		48,824,883	1	48,824,883			1	48,824,883
04/01/10	21,666	48,846,549	33	1,611,936,117			33	1,611,936,117
05/04/10	11,000	48,857,549	55	2,687,165,195			55	2,687,165,195
06/28/10	10,000	48,867,549	2	97,735,098			2	97,735,098
06/30/10		48,867,549	91	4,445,661,293	48,853,421		273	12,838,121,221	47,026,085
06/30/10		48,867,549	20	977,350,980			20	977,350,980
07/20/10	112,777	48,980,326	72	3,526,583,472			72	3,526,583,472
07/23/10	23,971	49,004,297	0	0			0	0
08/03/10	(2,092)	49,002,205	0	0			0	0
08/03/10	(1,046)	49,001,159	0	0			0	0
08/13/10	(13,889)	48,987,270	0				0	0
08/13/10	(6,944)	48,980,326	0	0			0	0
09/30/10		48,980,326	92	3,526,583,472	38,332,429		365	17,342,055,673	47,512,481
			365

Note 3 Trade Accts Rec

$ -	$ 283,485
-	(119,763)
193,297	109,074
6,533	5,955
52,651	14,756
$ 252,482	$ 293,507

Note 4 Unproved Prop Impairment

	$ 2,494,479	$ 2,494,479
	(1,474,000)	(1,474,000)
	(256,487)	(162,734)
	$ 763,992	$ 857,745

	$ 1,652,284	$ 1,651,124
	(436,916)	(243,196)
	$ 1,215,368	$ 1,407,928

	$ 147,085	$ -
	-	-
	$ 147,085	$ -

	$ 2,126,445	$ 2,265,673

1801 Lease Acquisition Costs	147,084.79

1812 Original Cost	2,200,000.00	2,200,000.00
1816 Original Cost	294,479.29	294,479.29

1813 Allowance for Impairment	-1,474,000.00	-1,474,000.00
1817 Accumulated Amortization	-256,486.91	-162,734.48

1832 Original Cost	1,072,284.50	1,072,284.50
1833 Accumulated Amortization	0.00	0.00
1836 Original Cost	579,999.50	578,839.50
1837 Accumulated Amortization	-436,915.91	-243,196.07

	2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

Note 5 - Proved Oil and Gas Properties

	$ 2,357,753	$ 2,357,753
	1,224,580	1,200,247
	1,929,410	-
	(1,608,152)	(1,117,265)
	$ 3,903,591	$ 2,440,735

	$ 705,903	$ 796,033
	662,899	662,899
	(130,364)	(76,402)
	$ 1,238,438	$ 1,382,530

	$ 2,605,871	$ 2,605,871
	(288,753)	(172,897)
	$ 2,317,118	$ 2,432,973

	$ 7,459,147	$ 6,256,238

1761 Original Cost	2,308,752.58	2,308,752.58
1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00	2,357,752.58
1631-00 Original Cost	1,224,580.42	1,200,247.42

1762 Accumulated Depletion	-1,175,123.90	-838,803.90
1763 Capitalized Cost of Asset Retirement Obligation	0.00	0.00
1632-00 Depreciation	-426,495.13	-275,194.84
1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-1,117,265.38

1635-01 Knudsen No. 1 - TDC	397,625.41
1635-02 Jenks No. 1 - TDC	291,318.95
1636-01 Knudsen No. 1 - IDC	660,024.73
1636-02 Jenks No. 1 - IDC	580,441.36

1640-00 Field Equipment - Girard
1641-00 Field Equipment	544,575.27	634,705.56
1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00

1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
1641-12 TDC - C. Kunshek 14-3	17,141.25	17,141.25
1641-14 TDC - Dean Davied 11-6	22,100.00	22,100.00
1641-22 TDC - Lucke 27-2	16,406.25	16,406.25
1641-23 TDC - Roye 14-2	12,547.50	12,547.50
1641-27 TDC - W. Kunshek 23-2	15,172.50	15,172.50
1641-28 TDC - Burks 13-1	21,760.00	21,760.00
1641.30 TDC - Geier 2-1	19,525.00	19,525.00	796,033.06

1643.01 IDC - Anderson Unit 24	3,988.34	3,988.34

1643.10 IDC - Bever 22-3	16,755.58	16,755.58
1643.12 IDC - C. Kunshek 14-3	16,798.56	16,798.56
1643.14 IDC - Dean Davied 11-6	15,204.55	15,204.55
1643.22 IDC - Lucke 27-2	18,964.99	18,964.99
1643.23 IDC - Roye 14-2	15,436.47	15,436.47
1643.27 IDC - W. Kunshek 23-2	14,263.87	14,263.87
1643.28 IDC - Burks 13-1	5,639.62	5,639.62

1643.30 IDC - Geier 2-1	15,641.74	15,641.74

1840 TDC - Girard	174,040.00	174,040.00
1840.01 Anderson Unit 24	0.00	0.00

1840.10 Bever 22-3	0.00	0.00
1840.11 Bogle 10-1	16,800.00	16,800.00
1840.12 C. Kunshek 14-3	0.00	0.00
1840.14 Dean Davied 11-6	0.00	0.00
1840.16 Finke 10-2	13,203.75	13,203.75
1840.17 Finke 3-3	13,912.50	13,912.50
1840.19 Herlocker 13-2	22,100.00	22,100.00

1840.20 Herlocker 13-5	21,760.00	21,760.00
1840.22 Lucke 27-2	0.00	0.00
1840.23 Roye 14-2	0.00	0.00
1840.24 Roye 27-1	16,800.00	16,800.00
1840.25 S. Johnson 10-3	15,172.50	15,172.50
1840.26 Ulbrich 10-3	21,080.00	21,080.00
1840.27 W. Kunshek 23-2	0.00	0.00
1840.28 Burks 13-1	0.00	0.00
1840.29 DeLange 9-2	19,880.00	19,880.00

1840.30 Geier 2-1	0.00	0.00
1840.31 Nickelson 34-2	21,300.00	21,300.00
1840.32 C. Kunshek 14-1	21,760.00	21,760.00
1840.99 Credits and Transfers	-34,747.50	-34,747.50
1845.01 Anderson 24 Unit	0.00	0.00

1845.10 Bever 22-3	0.00	0.00
1845.11 Bogle 10-1	3,248.16	3,248.16
1845.12 C. Kunshek 14-3	0.00	0.00
1845.14 Dean Davied 11-6	0.00	0.00
1845.15 DeLange 26-1	11,307.50	11,307.50
1845.16 Finke 10-2	12,908.83	12,908.83
1845.17 Finke 3-3	1,921.25	1,921.25
1845.19 Herlocker 13-2	15,402.97	15,402.97

1845.20 Herlocker 13-5	15,336.13	15,336.13
1845.22 Lucke 27-2	0.00	0.00
1845.23 Roye 14-2	0.00	0.00
1845.24 Roye 27-1	3,748.13	3,748.13
1845.25 S. Johnson 10-3	14,873.51	14,873.51
1845.26 Ulbrich 10-3	16,655.04	16,655.04
1845.27 W. Kunshek 23-2	0.00	0.00
1845.28 Burks 13-1	0.00	0.00
1845.29 DeLange 9-2	16,999.47	16,999.47

1845.30 Geier 2-1	0.00	0.00
1845.31 Nickelson 34-2	15,413.11	15,413.11
1845.32 C. Kunshek 14-1	1,930.00	1,930.00
1845.99 Credits & Transfers Out	0.00	0.00
1847 Capitalized Asset Retirement Costs	67,400.00	67,400.00	662,899.07

1642 Accumulated Depreciation	-125,549.53	-76,402.37
1848 Accumulated Depreciation of Capitalized ARO - Kansas	-4,814.28

1651 Original Cost	2,604,270.74	2,604,270.74
1653 Pipeline Easement(s)	1,600.00	1,600.00	2,605,870.74
1652 Accumulated Depreciation	-288,753.05	-172,897.26

	0.00	7,459,146.86

Note 6 Other LT Assets

	$ 1,500	$ 1,500
	5,400	3,600
	50,000	50,000
Total	$ 56,900	$ 55,100

Note 7 Note Payable

Total	$ -	$ -

Note 8 Asset Retirement Obl

Note 8 - Asset Retirement Obligation

$ 140,844	$ 128,040
-	-
-	-
14,084	12,804
-	-
$ 154,928	$ 140,844

Note 13 - Income tax

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

					$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (4,343,042)		$ (10,006,729)
					-		-		-		-		-
					-		1,474,000		-		-		1,474,000
					-		129,106		370,776		-		499,882
					-		-		102,804		-		102,804
					-		-		-		-		-
													-
					-		-		522,248		-		522,248
					40,000		4,154		750		-		44,904
					$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (4,343,042)		$ (7,362,891)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%

							$ 32,433		$ 6,211	0.2%
	September 30, 2007						185,280		35,481	0.2%
	September 30, 2008						1,521,082		291,287	0.2%
	September 30, 2009						1,281,054		245,321	0.2%
	September 30, 2010						4,343,042		829,521	0.2%
							$ 7,362,891		$ 1,407,821
									(578,300)
									$ 829,521

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0
Est. quantities of proved reserves for the North Dakota, Candak properties

							-
							-
							-

							$ -		$ 588,410

							-		-
							-		399,145
							-		30,000
							-		1,044,803
							$ -		$ 1,473,948

							-		(885,538)
							-		-
							$ -		$ (885,538)

	Depreciation, depletion, amortization, and asset impairment expense

10K Disclosures More

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14

Market Information
						2010			2009
						High	Low		High	Low
	1st Quarter end December 31					$ 0.92	$ 0.22		$ 1.06	$ 0.13
	2nd Quarter end March 31					2.16	0.80		0.56	0.17
	3rd Quarter end June 30					1.08	0.30		0.64	0.20
	4th Quarter end September 30					0.34	0.19		0.50	0.25

Stock Price 2010

		High	Low
9/7/2010	0.2	0.2	0.19	0.2	92600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165500	0.21
9/28/2010	0.2	0.2	0.2	0.2	54100	0.2
9/16/2010	0.2	0.2	0.2	0.2	70600	0.2
9/15/2010	0.2	0.2	0.2	0.2	46800	0.2
9/29/2010	0.2	0.21	0.2	0.21	155200	0.21
9/27/2010	0.2	0.21	0.2	0.2	61200	0.2
9/24/2010	0.2	0.21	0.2	0.2	54500	0.2
9/23/2010	0.2	0.21	0.2	0.2	98600	0.2
9/22/2010	0.2	0.21	0.2	0.21	97100	0.21
9/21/2010	0.21	0.21	0.2	0.2	69200	0.2
9/20/2010	0.21	0.21	0.2	0.21	63800	0.21
9/17/2010	0.2	0.21	0.2	0.21	158800	0.21
9/13/2010	0.2	0.21	0.2	0.21	87000	0.21
9/10/2010	0.21	0.21	0.2	0.2	74300	0.2
9/9/2010	0.21	0.21	0.2	0.2	85800	0.2
9/8/2010	0.2	0.21	0.2	0.2	35800	0.2
9/3/2010	0.21	0.21	0.2	0.2	54100	0.2
9/1/2010	0.21	0.21	0.2	0.2	130500	0.2
8/31/2010	0.21	0.21	0.2	0.21	102600	0.21
9/14/2010	0.22	0.22	0.2	0.2	133600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52900	0.21
8/27/2010	0.2	0.22	0.2	0.2	66600	0.2
8/26/2010	0.2	0.22	0.2	0.22	112500	0.22
8/25/2010	0.22	0.22	0.2	0.21	96700	0.21
8/24/2010	0.2	0.22	0.2	0.2	64000	0.2
8/23/2010	0.22	0.22	0.2	0.2	83400	0.2
9/30/2010	0.21	0.34	0.2	0.3	737000	0.3
8/19/2010	0.21	0.22	0.21	0.22	35800	0.22
8/5/2010	0.21	0.22	0.21	0.21	52200	0.21
8/4/2010	0.21	0.22	0.21	0.21	124100	0.21
8/3/2010	0.21	0.22	0.21	0.21	79600	0.21
8/2/2010	0.22	0.22	0.21	0.22	230800	0.22
7/30/2010	0.22	0.22	0.21	0.22	71800	0.22
7/29/2010	0.22	0.22	0.21	0.22	190500	0.22
7/15/2010	0.21	0.22	0.21	0.21	119100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34200	0.23
8/17/2010	0.21	0.23	0.21	0.21	74100	0.21
8/16/2010	0.23	0.23	0.21	0.22	100400	0.22
7/14/2010	0.24	0.24	0.21	0.22	363000	0.22
8/6/2010	0.21	0.25	0.21	0.24	142600	0.24
7/16/2010	0.21	0.25	0.21	0.23	137600	0.23
8/20/2010	0.22	0.22	0.22	0.22	99900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165100	0.22
8/13/2010	0.25	0.25	0.22	0.23	286200	0.23
8/10/2010	0.22	0.25	0.22	0.23	86200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50000	0.24
7/26/2010	0.25	0.25	0.22	0.23	224200	0.23
7/23/2010	0.23	0.25	0.22	0.24	160900	0.24
7/22/2010	0.22	0.25	0.22	0.23	193300	0.23
8/12/2010	0.23	0.25	0.23	0.25	55900	0.25
8/11/2010	0.23	0.25	0.23	0.23	101000	0.23
7/21/2010	0.25	0.25	0.23	0.25	270300	0.25
7/20/2010	0.25	0.25	0.23	0.24	99300	0.24
7/19/2010	0.25	0.25	0.23	0.23	272000	0.23
7/13/2010	0.26	0.26	0.24	0.24	236300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55300	0.28
7/6/2010	0.27	0.3	0.27	0.3	226200	0.3
7/2/2010	0.29	0.3	0.27	0.27	83100	0.27
7/1/2010	0.3	0.34	0.28	0.29	80100	0.29

6/30/2010	0.31	0.34	0.3	0.34	109700	0.34
6/29/2010	0.32	0.34	0.32	0.33	103400	0.33
6/25/2010	0.32	0.34	0.32	0.32	64700	0.32
6/28/2010	0.32	0.35	0.32	0.32	78300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161000	0.32
6/23/2010	0.35	0.37	0.35	0.35	50900	0.35
6/22/2010	0.37	0.37	0.35	0.35	107300	0.35
6/21/2010	0.37	0.37	0.36	0.37	92000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88100	0.41
6/15/2010	0.44	0.44	0.41	0.42	72300	0.42
6/9/2010	0.41	0.44	0.41	0.41	90800	0.41
5/25/2010	0.43	0.44	0.41	0.41	160300	0.41
6/8/2010	0.41	0.45	0.41	0.45	54000	0.45
6/7/2010	0.42	0.45	0.41	0.41	49400	0.41
5/26/2010	0.45	0.45	0.41	0.45	90600	0.45
6/10/2010	0.42	0.46	0.41	0.44	125700	0.44
5/24/2010	0.46	0.46	0.41	0.43	119400	0.43
6/4/2010	0.43	0.46	0.42	0.42	118900	0.42
5/5/2010	0.45	0.48	0.42	0.44	500300	0.44
6/2/2010	0.49	0.49	0.42	0.45	86100	0.45
5/6/2010	0.43	0.52	0.42	0.46	501900	0.46
6/14/2010	0.44	0.45	0.43	0.44	57600	0.44
6/3/2010	0.45	0.46	0.43	0.46	106500	0.46
5/21/2010	0.43	0.47	0.43	0.46	167800	0.46
6/1/2010	0.49	0.49	0.43	0.44	141700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219800	0.43
6/11/2010	0.44	0.46	0.44	0.45	56600	0.45
5/27/2010	0.45	0.48	0.44	0.47	103000	0.47
5/28/2010	0.49	0.5	0.44	0.48	124000	0.48
5/4/2010	0.51	0.52	0.47	0.47	1186900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156000	0.5
5/18/2010	0.53	0.53	0.48	0.52	86100	0.52
5/17/2010	0.52	0.53	0.48	0.52	170600	0.52
5/7/2010	0.5	0.63	0.48	0.58	548700	0.58
5/14/2010	0.55	0.55	0.5	0.52	134100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108400	0.54
5/3/2010	0.63	0.63	0.53	0.58	336900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275800	0.56
4/14/2010	0.73	1.07	0.58	0.99	3535400	0.99
5/10/2010	0.62	0.68	0.6	0.63	620300	0.63
4/29/2010	0.61	0.68	0.6	0.67	317700	0.67
4/30/2010	0.69	0.69	0.6	0.61	358300	0.61
4/28/2010	0.66	0.67	0.62	0.63	319200	0.63
4/27/2010	0.69	0.7	0.66	0.68	362100	0.68
4/26/2010	0.74	0.75	0.7	0.7	263600	0.7
4/23/2010	0.7	0.75	0.7	0.74	227300	0.74
4/21/2010	0.73	0.75	0.7	0.7	211000	0.7
4/22/2010	0.75	0.78	0.7	0.7	283000	0.7
4/20/2010	0.73	0.77	0.71	0.71	276200	0.71
4/13/2010	0.79	0.82	0.72	0.72	517400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270900	0.82
4/15/2010	1.01	1.05	0.77	0.85	1339300	0.85
4/9/2010	0.87	0.9	0.8	0.85	1329000	0.85
4/12/2010	0.84	0.88	0.81	0.81	381600	0.81
4/8/2010	0.99	1	0.88	0.91	846300	0.91
4/7/2010	1	1.02	1	1.01	270000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188800	1.02
4/5/2010	1.05	1.08	1.01	1.03	258800	1.03
4/1/2010	1.02	1.05	1.02	1.05	242400	1.05

1/27/2010	0.8	1.18	0.8	1.15	4125900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5650500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1595700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682000	1.06
3/31/2010	1.01	1.02	1	1.02	338900	1.02
3/4/2010	1.01	1.05	1	1.02	1168700	1.02
3/30/2010	1.05	1.08	1	1.01	354600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1009000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1861400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3622400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4281400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142200	1.11
3/18/2010	1.16	1.19	1.1	1.16	362100	1.16
1/29/2010	1.17	1.19	1.1	1.1	821000	1.1
1/5/2010	1.11	1.41	1.1	1.4	5095100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2034300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1755600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1059500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1585300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2781200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1220100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1885800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2402900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4024000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3196900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1363400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1085400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1526400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2471900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5083900	1.9
1/14/2010	1.58	1.66	1.55	1.65	1582500	1.65
1/11/2010	1.55	1.66	1.55	1.64	2155000	1.64
2/9/2010	1.79	1.8	1.56	1.75	2203000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1814900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1036700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1882100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1731700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1442800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1801000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3096500	2.12

11/12/2009	0.27	0.27	0.22	0.26	110100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118400	0.29
11/17/2009	0.25	0.27	0.25	0.27	36600	0.27
11/13/2009	0.26	0.27	0.25	0.25	22200	0.25
11/10/2009	0.26	0.27	0.25	0.26	64700	0.26
11/11/2009	0.25	0.28	0.25	0.27	26200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55200	0.26
11/18/2009	0.26	0.27	0.26	0.26	19000	0.26
11/6/2009	0.26	0.27	0.26	0.26	35900	0.26
11/9/2009	0.26	0.28	0.26	0.27	36600	0.27
11/4/2009	0.26	0.28	0.26	0.27	48600	0.27
11/3/2009	0.26	0.28	0.26	0.26	40300	0.26
11/2/2009	0.27	0.28	0.26	0.26	65900	0.26
10/28/2009	0.28	0.28	0.26	0.27	82700	0.27
10/20/2009	0.27	0.28	0.26	0.27	62000	0.27
11/24/2009	0.26	0.29	0.26	0.27	45700	0.27
11/5/2009	0.26	0.29	0.26	0.26	28900	0.26
10/21/2009	0.27	0.29	0.26	0.28	136700	0.28
10/19/2009	0.3	0.31	0.26	0.28	269100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491700	0.33
10/30/2009	0.3	0.3	0.27	0.27	58800	0.27
10/29/2009	0.27	0.3	0.27	0.28	53900	0.28
10/27/2009	0.27	0.3	0.27	0.28	35300	0.28
10/22/2009	0.29	0.3	0.27	0.28	83200	0.28
10/26/2009	0.28	0.3	0.28	0.28	42800	0.28
10/23/2009	0.28	0.3	0.28	0.28	65400	0.28
10/12/2009	0.31	0.33	0.28	0.29	130200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75400	0.3
10/16/2009	0.3	0.32	0.3	0.31	231600	0.31
10/9/2009	0.32	0.32	0.3	0.31	64600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110400	0.35
10/2/2009	0.35	0.37	0.35	0.37	68500	0.37
10/1/2009	0.36	0.37	0.35	0.36	93500	0.36
10/5/2009	0.37	0.38	0.35	0.36	55900	0.36
12/8/2009	0.38	0.44	0.35	0.43	456700	0.43
11/30/2009	0.37	0.44	0.35	0.44	396300	0.44
11/27/2009	0.37	0.39	0.36	0.38	79900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2828900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1267800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1370100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2502800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1123200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965400	0.88

Stock Price 2009

		High	Low

8/12/2009	0.25	0.27	0.25	0.26	56,800.00	0.26
8/11/2009	0.25	0.27	0.25	0.25	37,400.00	0.25
8/10/2009	0.27	0.27	0.25	0.25	58,600.00	0.25
8/7/2009	0.25	0.27	0.25	0.27	22,000.00	0.27
7/31/2009	0.25	0.27	0.25	0.27	73,100.00	0.27
7/29/2009	0.25	0.27	0.25	0.26	91,600.00	0.26
7/28/2009	0.27	0.27	0.25	0.25	46,900.00	0.25
7/27/2009	0.26	0.27	0.26	0.27	60,400.00	0.27
8/6/2009	0.26	0.28	0.25	0.25	61,900.00	0.25
8/3/2009	0.25	0.28	0.25	0.26	51,100.00	0.26
8/5/2009	0.29	0.29	0.25	0.26	59,300.00	0.26
8/4/2009	0.27	0.29	0.27	0.29	82,300.00	0.29
7/24/2009	0.28	0.29	0.27	0.27	52,500.00	0.27
7/30/2009	0.25	0.3	0.25	0.26	39,600.00	0.26
7/17/2009	0.3	0.3	0.3	0.3	38,700.00	0.30
7/23/2009	0.31	0.31	0.28	0.29	39,200.00	0.29
7/22/2009	0.3	0.31	0.26	0.31	191,900.00	0.31
7/21/2009	0.31	0.31	0.3	0.3	51,800.00	0.30
8/25/2009	0.31	0.32	0.3	0.32	80,100.00	0.32
7/20/2009	0.3	0.32	0.29	0.31	54,800.00	0.31
7/16/2009	0.31	0.32	0.3	0.3	72,100.00	0.30
7/15/2009	0.29	0.32	0.29	0.32	39,900.00	0.32
7/14/2009	0.29	0.32	0.29	0.29	44,700.00	0.29
7/13/2009	0.31	0.32	0.29	0.29	47,700.00	0.29
7/10/2009	0.32	0.32	0.29	0.31	74,200.00	0.31
7/9/2009	0.29	0.32	0.28	0.31	236,900.00	0.31
8/24/2009	0.34	0.34	0.3	0.31	131,500.00	0.31
8/20/2009	0.35	0.35	0.34	0.34	99,300.00	0.34
8/19/2009	0.33	0.35	0.33	0.35	98,900.00	0.35
7/8/2009	0.3	0.35	0.29	0.29	86,300.00	0.29
7/7/2009	0.35	0.35	0.3	0.33	44,700.00	0.33
8/21/2009	0.36	0.36	0.3	0.32	144,000.00	0.32
7/6/2009	0.33	0.36	0.28	0.32	129,500.00	0.32
8/26/2009	0.32	0.38	0.3	0.38	192,600.00	0.38
7/2/2009	0.38	0.38	0.35	0.36	26,600.00	0.36
7/1/2009	0.38	0.38	0.35	0.37	20,400.00	0.37
9/30/2009	0.39	0.4	0.36	0.38	146,500.00	0.38
9/29/2009	0.38	0.4	0.38	0.39	57,300.00	0.39
9/18/2009	0.37	0.4	0.37	0.38	88,600.00	0.38
8/18/2009	0.35	0.4	0.33	0.34	272,500.00	0.34
9/28/2009	0.4	0.41	0.38	0.38	48,400.00	0.38
9/25/2009	0.38	0.41	0.38	0.4	78,400.00	0.40
9/24/2009	0.41	0.41	0.38	0.4	73,400.00	0.40
9/16/2009	0.4	0.41	0.39	0.39	133,800.00	0.39
9/1/2009	0.41	0.41	0.39	0.39	122,300.00	0.39
8/31/2009	0.41	0.41	0.38	0.39	161,200.00	0.39
9/17/2009	0.41	0.42	0.38	0.38	225,100.00	0.38
9/2/2009	0.39	0.42	0.39	0.4	193,500.00	0.40
8/27/2009	0.4	0.42	0.38	0.42	646,400.00	0.42
9/23/2009	0.41	0.43	0.41	0.41	76,900.00	0.41
9/22/2009	0.43	0.43	0.4	0.41	77,600.00	0.41
9/21/2009	0.38	0.43	0.35	0.4	173,800.00	0.40
8/28/2009	0.42	0.43	0.4	0.41	226,500.00	0.41
9/15/2009	0.44	0.44	0.39	0.4	305,500.00	0.40
8/17/2009	0.41	0.45	0.34	0.36	294,800.00	0.36
8/13/2009	0.28	0.45	0.28	0.42	1,600,300.00	0.42
9/14/2009	0.43	0.46	0.41	0.41	244,500.00	0.41
9/11/2009	0.46	0.46	0.43	0.43	152,000.00	0.43
9/10/2009	0.46	0.46	0.44	0.44	135,700.00	0.44
9/3/2009	0.43	0.47	0.39	0.46	751,000.00	0.46
8/14/2009	0.45	0.48	0.44	0.45	772,300.00	0.45
9/4/2009	0.49	0.49	0.45	0.45	462,100.00	0.45
9/9/2009	0.5	0.5	0.44	0.46	394,400.00	0.46
9/8/2009	0.49	0.5	0.45	0.48	774,500.00	0.48

6/30/2009	0.39	0.39	0.34	0.35	89,100.00	0.35
6/29/2009	0.3	0.4	0.26	0.39	284,900.00	0.39
6/26/2009	0.29	0.35	0.27	0.29	184,600.00	0.29
6/25/2009	0.35	0.38	0.28	0.3	396,000.00	0.30
6/24/2009	0.4	0.4	0.35	0.36	291,700.00	0.36
6/23/2009	0.47	0.47	0.4	0.44	155,600.00	0.44
6/22/2009	0.49	0.5	0.42	0.44	347,400.00	0.44
6/19/2009	0.56	0.56	0.49	0.5	369,500.00	0.50
6/18/2009	0.58	0.62	0.5	0.55	694,200.00	0.55
6/17/2009	0.58	0.58	0.5	0.52	416,600.00	0.52
6/16/2009	0.45	0.6	0.45	0.58	826,600.00	0.58
6/15/2009	0.51	0.51	0.42	0.45	433,700.00	0.45
6/12/2009	0.59	0.59	0.42	0.53	909,800.00	0.53
6/11/2009	0.57	0.64	0.46	0.63	2,144,200.00	0.63
6/10/2009	0.21	0.39	0.21	0.38	2,396,500.00	0.38
6/9/2009	0.18	0.2	0.18	0.19	117,400.00	0.19
6/8/2009	0.19	0.19	0.18	0.19	49,700.00	0.19
6/5/2009	0.17	0.19	0.17	0.18	21,400.00	0.18
6/4/2009	0.19	0.19	0.19	0.19	17,100.00	0.19
6/3/2009	0.17	0.19	0.17	0.19	29,700.00	0.19
6/2/2009	0.19	0.19	0.18	0.18	130,500.00	0.18
6/1/2009	0.18	0.2	0.18	0.19	118,400.00	0.19
5/29/2009	0.18	0.21	0.18	0.21	89,100.00	0.21
5/28/2009	0.18	0.19	0.18	0.19	82,400.00	0.19
5/27/2009	0.2	0.2	0.18	0.18	92,200.00	0.18
5/26/2009	0.18	0.21	0.18	0.19	119,600.00	0.19
5/22/2009	0.2	0.22	0.2	0.2	178,300.00	0.20
5/21/2009	0.22	0.22	0.2	0.2	11,500.00	0.20
5/20/2009	0.22	0.22	0.22	0.22	6,000.00	0.22
5/19/2009	0.22	0.24	0.22	0.22	8,200.00	0.22
5/18/2009	0.21	0.24	0.21	0.22	5,000.00	0.22
5/15/2009	0.25	0.25	0.23	0.23	3,700.00	0.23
5/14/2009	0.23	0.25	0.23	0.23	75,100.00	0.23
5/13/2009	0.22	0.25	0.22	0.23	19,600.00	0.23
5/12/2009	0.2	0.25	0.2	0.22	25,400.00	0.22
5/11/2009	0.24	0.27	0.22	0.22	183,100.00	0.22
5/8/2009	0.21	0.25	0.2	0.24	139,000.00	0.24
5/7/2009	0.21	0.23	0.21	0.21	10,800.00	0.21
5/6/2009	0.2	0.25	0.2	0.23	29,900.00	0.23
5/5/2009	0.22	0.22	0.2	0.2	32,600.00	0.20
5/4/2009	0.21	0.23	0.2	0.2	43,700.00	0.20
5/1/2009	0.23	0.23	0.21	0.21	4,900.00	0.21
4/30/2009	0.21	0.23	0.21	0.23	8,100.00	0.23
4/29/2009	0.21	0.23	0.21	0.21	14,300.00	0.21
4/28/2009	0.21	0.21	0.21	0.21	6,400.00	0.21
4/27/2009	0.2	0.21	0.2	0.21	9,900.00	0.21
4/24/2009	0.2	0.2	0.2	0.2	3,600.00	0.20
4/23/2009	0.21	0.23	0.19	0.19	46,500.00	0.19
4/22/2009	0.21	0.23	0.21	0.21	7,500.00	0.21
4/21/2009	0.23	0.23	0.2	0.21	7,600.00	0.21
4/20/2009	0.21	0.23	0.2	0.23	43,300.00	0.23
4/17/2009	0.22	0.23	0.2	0.23	15,400.00	0.23
4/16/2009	0.18	0.22	0.18	0.22	30,900.00	0.22
4/15/2009	0.18	0.21	0.18	0.21	7,000.00	0.21
4/14/2009	0.2	0.22	0.19	0.21	35,600.00	0.21
4/13/2009	0.2	0.2	0.17	0.2	35,700.00	0.20
4/9/2009	0.18	0.19	0.17	0.18	48,000.00	0.18
4/8/2009	0.18	0.19	0.18	0.18	32,300.00	0.18
4/7/2009	0.2	0.2	0.18	0.18	8,800.00	0.18
4/6/2009	0.2	0.2	0.18	0.2	13,800.00	0.20
4/3/2009	0.2	0.23	0.2	0.2	69,700.00	0.20
4/2/2009	0.23	0.23	0.2	0.2	20,500.00	0.20
4/1/2009	0.2	0.2	0.2	0.2	3,800.00	0.20
3/31/2009	0.24	0.24	0.2	0.2	23,200.00	0.20
3/30/2009	0.23	0.23	0.2	0.22	29,600.00	0.22
3/27/2009	0.22	0.23	0.2	0.2	53,700.00	0.20
3/26/2009	0.23	0.23	0.22	0.23	19,700.00	0.23
3/25/2009	0.22	0.23	0.22	0.22	6,600.00	0.22
3/24/2009	0.22	0.24	0.22	0.22	131,100.00	0.22
3/23/2009	0.24	0.25	0.24	0.24	73,200.00	0.24
3/20/2009	0.21	0.23	0.2	0.23	102,500.00	0.23
3/19/2009	0.21	0.21	0.2	0.21	21,500.00	0.21
3/18/2009	0.2	0.21	0.17	0.2	19,700.00	0.20
3/17/2009	0.2	0.2	0.17	0.2	11,900.00	0.20
3/16/2009	0.21	0.21	0.17	0.17	48,600.00	0.17
3/13/2009	0.17	0.23	0.17	0.23	37,500.00	0.23
3/12/2009	0.19	0.19	0.16	0.19	18,300.00	0.19
3/11/2009	0.19	0.19	0.17	0.19	19,100.00	0.19
3/10/2009	0.16	0.2	0.16	0.19	18,500.00	0.19
3/9/2009	0.2	0.2	0.16	0.19	32,100.00	0.19
3/6/2009	0.16	0.2	0.16	0.2	30,300.00	0.20
3/5/2009	0.19	0.21	0.16	0.16	7,800.00	0.16
3/4/2009	0.22	0.22	0.16	0.21	40,100.00	0.21
3/3/2009	0.15	0.25	0.15	0.19	32,400.00	0.19
3/2/2009	0.22	0.22	0.15	0.18	129,500.00	0.18
2/27/2009	0.22	0.22	0.21	0.21	13,100.00	0.21
2/26/2009	0.21	0.23	0.21	0.21	16,100.00	0.21
2/25/2009	0.25	0.25	0.21	0.21	23,900.00	0.21
2/24/2009	0.25	0.25	0.2	0.25	46,900.00	0.25
2/23/2009	0.21	0.22	0.2	0.2	32,000.00	0.20
2/20/2009	0.21	0.22	0.21	0.21	43,200.00	0.21
2/19/2009	0.21	0.23	0.21	0.21	13,500.00	0.21
2/18/2009	0.25	0.25	0.21	0.22	38,800.00	0.22
2/17/2009	0.24	0.29	0.21	0.25	49,700.00	0.25
2/13/2009	0.22	0.24	0.22	0.24	35,000.00	0.24
2/12/2009	0.25	0.25	0.22	0.22	24,600.00	0.22
2/11/2009	0.23	0.29	0.23	0.25	17,000.00	0.25
2/10/2009	0.23	0.29	0.23	0.23	85,000.00	0.23
2/9/2009	0.25	0.25	0.23	0.25	19,800.00	0.25
2/6/2009	0.23	0.25	0.23	0.25	45,500.00	0.25
2/5/2009	0.25	0.25	0.2	0.21	87,100.00	0.21
2/4/2009	0.26	0.26	0.2	0.23	50,700.00	0.23
2/3/2009	0.27	0.27	0.2	0.26	51,000.00	0.26
2/2/2009	0.27	0.27	0.25	0.25	21,200.00	0.25
1/30/2009	0.3	0.3	0.25	0.25	70,400.00	0.25
1/29/2009	0.28	0.31	0.27	0.27	60,800.00	0.27
1/28/2009	0.31	0.31	0.28	0.31	46,300.00	0.31
1/27/2009	0.35	0.35	0.28	0.31	29,300.00	0.31
1/26/2009	0.33	0.33	0.28	0.28	31,600.00	0.28
1/23/2009	0.28	0.31	0.28	0.31	32,300.00	0.31
1/22/2009	0.35	0.35	0.27	0.31	73,100.00	0.31
1/21/2009	0.44	0.44	0.25	0.3	86,200.00	0.30
1/20/2009	0.55	0.55	0.33	0.45	26,800.00	0.45
1/16/2009	0.34	0.35	0.28	0.35	72,700.00	0.35
1/15/2009	0.4	0.44	0.28	0.34	70,200.00	0.34
1/14/2009	0.4	0.5	0.4	0.41	28,400.00	0.41
1/13/2009	0.4	0.52	0.4	0.41	35,900.00	0.41
1/12/2009	0.53	0.56	0.4	0.51	100,700.00	0.51
1/9/2009	0.48	0.55	0.45	0.53	47,200.00	0.53
1/8/2009	0.45	0.55	0.45	0.45	76,100.00	0.45
1/7/2009	0.39	0.54	0.33	0.51	163,900.00	0.51
1/6/2009	0.25	0.35	0.25	0.31	147,100.00	0.31
1/5/2009	0.27	0.28	0.23	0.27	63,500.00	0.27
1/2/2009	0.15	0.29	0.15	0.27	101,700.00	0.27
12/31/2008	0.13	0.15	0.13	0.14	205,000.00	0.14
12/30/2008	0.22	0.24	0.15	0.16	182,800.00	0.16
12/29/2008	0.22	0.24	0.22	0.22	44,800.00	0.22
12/26/2008	0.21	0.22	0.2	0.22	49,200.00	0.22
12/24/2008	0.22	0.22	0.21	0.21	31,900.00	0.21
12/23/2008	0.2	0.22	0.2	0.22	84,900.00	0.22
12/22/2008	0.22	0.27	0.2	0.2	85,000.00	0.20
12/19/2008	0.27	0.29	0.25	0.27	47,900.00	0.27
12/18/2008	0.25	0.29	0.25	0.27	40,200.00	0.27
12/17/2008	0.25	0.29	0.25	0.28	35,300.00	0.28
12/16/2008	0.28	0.3	0.25	0.25	47,000.00	0.25
12/15/2008	0.3	0.3	0.25	0.26	28,400.00	0.26
12/12/2008	0.3	0.31	0.25	0.3	39,000.00	0.30
12/11/2008	0.26	0.35	0.26	0.3	21,900.00	0.30
12/10/2008	0.25	0.3	0.2	0.26	83,100.00	0.26
12/9/2008	0.31	0.33	0.28	0.3	24,000.00	0.30
12/8/2008	0.28	0.39	0.25	0.31	53,400.00	0.31
12/5/2008	0.31	0.31	0.25	0.28	69,800.00	0.28
12/4/2008	0.35	0.35	0.31	0.32	25,600.00	0.32
12/3/2008	0.38	0.38	0.31	0.35	16,800.00	0.35
12/2/2008	0.36	0.4	0.3	0.33	78,200.00	0.33
12/1/2008	0.35	0.43	0.35	0.36	45,500.00	0.36
11/28/2008	0.4	0.4	0.36	0.38	22,100.00	0.38
11/26/2008	0.37	0.4	0.35	0.36	27,300.00	0.36
11/25/2008	0.35	0.4	0.35	0.37	50,000.00	0.37
11/24/2008	0.4	0.43	0.35	0.35	32,700.00	0.35
11/21/2008	0.43	0.5	0.35	0.4	140,700.00	0.40
11/20/2008	0.51	0.51	0.43	0.46	85,800.00	0.46
11/19/2008	0.53	0.57	0.43	0.47	22,100.00	0.47
11/18/2008	0.53	0.61	0.53	0.53	32,400.00	0.53
11/17/2008	0.53	0.6	0.53	0.53	37,100.00	0.53
11/14/2008	0.55	0.58	0.55	0.58	44,800.00	0.58
11/13/2008	0.51	0.58	0.51	0.58	15,000.00	0.58
11/12/2008	0.62	0.69	0.61	0.62	36,500.00	0.62
11/11/2008	0.62	0.62	0.59	0.59	25,800.00	0.59
11/10/2008	0.62	0.65	0.59	0.62	38,200.00	0.62
11/7/2008	0.65	0.65	0.62	0.64	14,600.00	0.64
11/6/2008	0.65	0.66	0.62	0.65	17,500.00	0.65
11/5/2008	0.62	0.67	0.62	0.65	41,200.00	0.65
11/4/2008	0.67	0.69	0.61	0.64	61,500.00	0.64
11/3/2008	0.67	0.67	0.6	0.62	11,700.00	0.62
10/31/2008	0.66	0.68	0.6	0.67	18,200.00	0.67
10/30/2008	0.62	0.68	0.62	0.68	27,000.00	0.68
10/29/2008	0.64	0.69	0.61	0.62	56,000.00	0.62
10/28/2008	0.6	0.67	0.6	0.64	40,700.00	0.64
10/27/2008	0.65	0.68	0.59	0.6	57,900.00	0.60
10/24/2008	0.71	0.72	0.52	0.56	210,300.00	0.56
10/23/2008	0.72	0.77	0.72	0.74	37,800.00	0.74
10/22/2008	0.72	0.75	0.67	0.75	65,400.00	0.75
10/21/2008	0.78	0.78	0.72	0.73	22,900.00	0.73
10/20/2008	0.75	0.8	0.66	0.73	49,200.00	0.73
10/17/2008	0.66	0.75	0.65	0.74	63,000.00	0.74
10/16/2008	0.84	0.85	0.72	0.75	42,900.00	0.75
10/15/2008	0.8	0.87	0.7	0.8	60,100.00	0.80
10/14/2008	0.77	1.01	0.77	0.86	183,600.00	0.86
10/13/2008	0.45	0.8	0.4	0.77	197,900.00	0.77
10/10/2008	0.7	0.7	0.31	0.45	418,300.00	0.45
10/9/2008	0.79	0.84	0.7	0.71	62,700.00	0.71
10/8/2008	0.8	0.85	0.76	0.8	103,100.00	0.80
10/7/2008	0.77	0.97	0.77	0.85	48,400.00	0.85
10/6/2008	0.95	1.01	0.7	0.76	166,300.00	0.76
10/3/2008	0.91	1.01	0.9	0.98	44,000.00	0.98
10/2/2008	1.05	1.05	0.91	0.91	38,300.00	0.91
10/1/2008	1.04	1.06	0.95	1.03	24,700.00	1.03

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -		$ -
							-		-
							-		-
							-		-
							-		-
	Total						$ -		$ -

							$ -		$ 4,145
							-		2,358
							-		5,265
							$ -		$ 11,768
							-		(3,246)
	Total						$ -		$ 8,522

							$ -		$ 588,410

							-		-
							-		399,145
							-		30,000
							-		1,044,803
							$ -		$ 1,473,948

							-		(885,538)
							-		-
							$ -		$ (885,538)

Suppl Disc Operations Oil Gas

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43

							-		-		-
							-		-		-
							79,700		-		79,700
							(13,000)		-		(13,000)
							66,700		-		66,700
							6,560		88,500		95,060
							-		-		-
							(12,860)		-		(12,860)
							60,400		88,500		148,900
							-		-		-
							-		-		-
							-		-		-
							60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							60,400		1,666,000
							88,500		1,338,000
							148,900		$ 3,004,000

Corporate & Combined P&L

JayHawk Energy, Inc.
Statement of Operations Quarter End 30 September 2010
and Cummulative Year-to-Date																	12 months
				Ouarter				Ouarter				Ouarter				Ouarter	Cummulative
	2009			End	2010			End	2010			End	2010			End	Fiscal
	October	November	December	12/31/09	January	February	March	03/31/10	April	May	June	06/30/10	July	August	September	09/30/10	Year-to-Date

Gross Margin - North Dakota	41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

Excess of Costs over Revenue - Kansas	7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

Combined Contribution to Corporate Overhead	"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

Corporate Office Expenses:

CEO Compensation	5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
Presidents Compensation	5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
CFO's Compensation	5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
Executive Assistant	2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
Total Corporate Compensation	17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78
Public Company Expense
6213 Edgarization	320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
6212 6500 & 6520 SEC & Other Regulatory Fees	100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
6430 Shareholder Communications			449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
Press Releases & Business Wire	920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
Audit Fees	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
Shareholder Communications				0.00				0.00				0.00				0.00	0.00
6302 Legal Fees	14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
Director's Fees			2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
Transfer Agent Fees	267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
Consulting Fees	14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
Total Public Company Expense	35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

Bank Charges	115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
Office Rent	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
Insurance	13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
Monthly Internet & Accounting Charges	86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
Legal Fees - Hurschel - Kansas			30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
Professional Fees	0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
Payroll Taxes	270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
Office Supplies & Expense	330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
Fed Ex & Shipping	361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
Telephone Expense	0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
Utilities (Electric - Post Falls)			200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
Property Taxes	0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

Travel, Meals, Auto & Truck Rental
6541 Travel Airfares	0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
6542 Travel Lodging	0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
6543 Travel Meals	0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
6544 Auto or Truck Rental	0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
6545 Travel Fuel, Mileage, & Other	0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
Total Travel, Meals, Lodging & Auto Rental	0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																	0.00
Total General & Administrative Expenses		"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																	0.00
EBITDA (Earnings before Interest, Taxes, & DD&A)				"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																	0.00
				0.00				0.00				0.00				0.00	0.00
Net Interest Expense, Income & Finance Charges	(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
Costs Associated with Raising Capital			(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
Debt Conversion Expense							(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
Accretion of Note Payable				0.00				0.00				0.00				0.00	0.00
Amortiztion of Note Discount				0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
Net Bad Debt Expense				0.00				0.00				0.00				0.00	0.00
Accretion of Asset Retirement Obligation	(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
Other Miscellaneous Income		7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																	0.00
Total Other Income & (Expense)	(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																	0.00
Depreciation of Office Equipment & Lease Improvs.	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
Depreciation of Field Equipment	(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
Depletion - Candak	(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
Amortization of Girard & Uniontown Leases	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

	(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

Net Income (Loss)	"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

												(3,351,508.83)

Kansas

Kansas Operating Statements

	October	November	December	Total				Total				Total				Total	Cummulative
Income				Qtr End	2010			Qtr End				Qtr End				Qtr End	Fiscal
				12/31/09	January	February	March	03/31/10	April	May	June	6/30/10	July	August	September	9/30/10	Year-to-Date
4100 Gas Sales
4122 Unallocated Gas Revenue				0.00				0.00
4140.01 Girard - Anderson 24 Unit	2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
4140.02 Girard - Gladson 1 Unit	50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
4140.03 Girard - Gladson 3 Unit	1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
4140.04 Girard - Johnson 13 Unit	998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
4140.05 Girard - Karhoff 26-1	395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
4140.06 Girard - Roye Old #1	347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
4140.07 Girard - Schiefelbein #1	42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
4140.08 Girard - Schwalm #2	75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
4140.09 Girard - Shireman #1	149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
4140.10 Girard - Bever 22-3	69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
4140.12 Girard - C. Kunshek 14-3	1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
4140.13 Girard - D. Fry 14-1	746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
4140.14 Girard - Dean Davied 11-6	161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
4140.15 Girard - DeLange 26-1	104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
4140.16 Girard - Finke 10-2	1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
4140.21 Girard - Lucke 22-1	244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
4140.22 Girard - Lucke 27-2	453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
4140.23 Girard - Roye 14-2	496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
4140.25 Girard - S. Johnson 10-3	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
4140.27 Girard - W. Kunshek 23-2	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
4140.28 Girard - Burks 13-1	203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
4140.30 Girard - Geier 2-1	48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
4140.31 Girard - Nickelson 34-2	222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
Total 4100 Gas Sales	$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
Less 42.5 percent to WHL Energy Midcon		(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
	$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
Pipeline Fee Income		0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
Net Revenues	$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

Total MCFS Produced				0
Average MCF's Produced per day	0	0	0	0
Volume Delivered for which paid				0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
Average price received per MCF	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)
Field price/mcf variance during month/period
																	0.00
Production and Direct Local Office Administration Costs
Production & Severance Taxes	145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
Rentals not capitalized				0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
Dennis Lisack				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Girard Office & Admin Expense		(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
Cell & Office Phones				0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
Warehouse Rent				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Pipeline Service Costs				0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
Contract Labor		450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
Employee Benefits				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Field Electric Power				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Vehicle Registration & Taxes				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Registration Fees & Property Taxes			3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
Well Repairs, Maintenance & Supplies & Materials	3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
Pit Closures				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Fuel			(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
Equipment Rental				0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
Salt Water Disposal Truck Rental				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

Gross Margin on Cash Basis	$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

North Dakota Operating Statement
																	12 months
				Total				Total				Total				Total	Cummulative
				Qtr End	2010			Qtr End				Qtr End				Qtr End	Fiscal
	Oct. 2009	Nov. 2009	Dec. 2009	12-31-09	January	February	March	03-31-10	April	May	June	06-30-09	July	August	September	09-30-10	Year-to-Date
Income
4000 Oil Sales
																	0.00
4030.01 Candak - Erickson 1-27H	21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
4030.02 Candak - Kearny 4-25H	0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
4030.03 Candak - Burner 1-34H	34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
4030.04 Candak - Landstorm 1-33H	22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
4030.05 Candak - Schultz 5-26H	33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
Total 4000 Oil Sales			"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

Operational Data
Net Bbls for which paid (from Trafigura PayStat)																	19,282.4
Average Price Rec'd/Bbl	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

Quantity Delivered per Production Reports																	19,492.5
Quantity Produced per Production Reports																	19,584.0
Unadjusted Change in Inventory	#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

Variance in BBls between Trafigura & Prod Repts							#,##0.0_);[Re9](#,##0.0)

5150 Production & Severance Taxes
5151.01 Erickson 1-27H	2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
5151.02 Kearney 4-25H	0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
5151.03 Burner 1-34H	3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
5151.04 Landstorm 1-33H	2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
5151.05 Schultz 5-26H	3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
Total 5150 Production & Severance Taxes - North Dakota	12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

Working Interests	28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
Royalty Owner's Interests	17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

JayHawk's Net Revenue Interest			"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

Production and Direct Admin Costs:
5304 Administrative DOI Maintenance & Payouts	512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
5305 Administrative N.D. Office	250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
5307 Utilities ND Office	127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
5301, 5302 & 5306 Adm G&G & Carrying Costs	1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
	1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70
5310 Contract Labor
5310.01 Erickson 1-27H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.02 Kearney 4-25H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.03 Burner 1-34H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.04 Landstorm 1-33H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.05 Schultz 5-26H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.06 Knudson								0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
5310.07 Jenks								0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
Total 5310 Contract Labor	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00
5335 Repairs & Maintenance - Candak
5335.01 Erickson 1-27H	327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
5335.02 Kearney 4-25H	640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
5335.03 Burner 1-34H	942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
5335.04 Landstorm 1-33H	327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
5335.05 Schultz 5-26H												0.00	4,239.27	0.00		4,239.27	4,239.27
5335.06 Knudson												0.00		94.04	54.55	148.59	148.59
5335.07 Jenks	915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
Total 5335 Repairs & Maintenance - Candak	3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12
5340 Supplies & Materials - Candak
5340.01 Erickson 1-27H		75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
5340.02 Kearney 4-25H		75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
5340.03 Burner 1-34H		75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
5340.04 Landstorm 1-33H		75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
5340.05 Schultz 5-26H		75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
Total 5340 Supplies & Materials - Candak	0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25
5345 Chemicals - Candak
5345.01 Erickson 1-27H	0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
5345.02 Kearney 4-25H	0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
5345.03 Burner 1-34H	0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
5345.04 Landstorm 1-33H	0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
5345.05 Schultz 5-26H	0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
Total 5345 Chemicals - Candak	0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40
5350 Fuel - Candak
5350.01 Erickson	0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
5350.02 Kearney	0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
5350.03 Burner	3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
5350.04 Landstorm	1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
5350.05 Shutz 5-26	1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
5350.06 Knudson									0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
5350.07 Jenks									0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
Total 5350 Fuel - Candak	5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28
5355 Equipment Rental
5355.05 Knudson												0.00	920.00	0.00	0.00	920.00	920.00
5355.05 Jenks												0.00	920.00	0.00	0.00	920.00	920.00
Total 5355 Equipment Rental												0.00	1,840.00	0.00	0.00	1,840.00	1,840.00
5360 Road & Lease Maintenance
5360.01 Erickson	292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
5360.02 Kearney	292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
5360.03 Burner	292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
5360.04 Landstrom	292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
5360.05 Schutz 5-26	292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
5360.05 Knudson												0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
5360.05 Jenks				0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
Total 5360 Road & Lease Maintenance	1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08
5365 Salt Water Disposal
5365.01 Erickson	468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
5365.02 Kearney	0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
5365.03 Burner	1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
5365.04 Landstrom	702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
5365.05 Schutz	0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
5365.06 Knudson							0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
5365.07 Jenks							0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
Total 5365 Salt Water Disposal	2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09
5375 H2S Safety Equipment Rental & Inspection
5375.01 Erickson	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
5375.02 Kearney	123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
5375.03 Burner	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
5375.04 Landstrom	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
5375.05 Schultz	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
Total H2S Safety Equipment Rental & Inspection	617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

Total 5300 Production Costs - Candak	$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

Less: Billing to JOA Partners	(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

Net JayHawk Production Costs	11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

Gross Margin before DD&A	$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

PLANT, PROPERTY AND EQUIPMENT - PERIOD CHANGE ANALYSIS
																						Tax	FORM 1120 SCHEDULE L page 4				09/30/08	Total Assets	Total Book
	Account	Description	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08	Totals at 9/30/10		Totals at 6/30/10				DD&A	Line						Depreciation		Change			6 Month Change
	No.																					2007									Assets	Acc. Deprec.

Unproved Oil and Gas Properties																							10a	Depreciable Assets			4,499,369.24	4,499,369.24
	1812	Uniontown Original Cost	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00					10b	Less accumulated depreciation			(185,904.15)		(185,904.15)		0.00			0.00
	1813	Allowance for Impairment	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00											0.00		0.00
	1801	ND Lease Acquisition Costs	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63														30,850.16
	1816	New & Renewed Uniontown Leases	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29													0.00			0.00
	1817	Accumulated Amortization	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)											(24,539.94)		(49,079.88)
	1832	Girard Original Cost	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50					11a	Depletable Assets			3,048,579.15	3,048,579.15			0.00			0.00
	1833	Accumulated Amortization	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00					11b	Less accumulated depletion			(427,962.90)		(427,962.90)			0.00		0.00
	1836		579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00			11b	Less accumulated depletion							0.00			1,160.00
	1837	Accumulated Amortization	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)											(48,429.96)		(96,859.92)
			$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63											$ -	$ (72,969.90)		(113,929.64)

																											2,692,998.55	2,692,998.55
	1631		1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00						(115,160.83)		(115,160.83)					0.00
	1632		(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)										(41,279.22)	(13,759.74)	(82,558.53)
	1633		49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00													0.00
	1634		(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)											(816.66)	(272.22)	(1,633.32)
			1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00													939,011.33
	1761		2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00						9,511,919.06	10,240,946.94	(729,027.88)					0.00
	1762		(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)										(178,854.00)	(59,618.00)	(166,722.00)
	1641		705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00													0.00
	1642		(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)			09/30/09	06/30/09	03/31/09	12/31/08	09/30/08			(14,489.70)	(4,829.90)	(31,130.43)
	1643		122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)												0.00
	1651		2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00													0.00
	1653		1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)	Unproved Oil and Gas Properties											0.00
	1652		(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)		Assets	4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
	1840		343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00				(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
			0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)								0.00				0.00
	1845		129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00			Allowance for Impairment	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
	1847		67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00													0.00
	1848		(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)				2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
			$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)											$ (264,403.53)	$ (88,134.51)	596,632.01

	1521		13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00				Assets	7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
	1522		(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)			(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
	1531		9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00				6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
	1532		(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)										(451.65)	(150.55)	(903.27)
	1541		22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00										0.00			0.00
	1542	Accumulated Amortization	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)		Assets	44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
			$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)						(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																									33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
			$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)												476,707.58

			$ (-1.#R)														9,605,207.87								8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

QB Balance Sheet

3200 Stock Issuance Obligation	0.00	136,000.00
3600 Retained Earnings	-5,663,688.27	-3,386,055.79
Net Income	-4,362,703.22	-2,277,632.48

	-10,026,391.49

QB Profit & Loss

Jayhawk Energy, Inc.

	Total

Income
4000 Oil Sales
	0.00	0.00
4030.01 Candak - Erickson 1-27H	248,979.20	192,654.43
4030.02 Candak - Kearny 4-25H	154,900.53	127,129.02
4030.03 Candak - Burner 1-34H	236,915.71	159,601.01
4030.04 Candak - Landstorm 1-33H	209,960.81	162,272.29
4030.05 Candak - Schultz 5-26H	366,553.97	257,293.75
Total 4000 Oil Sales	$ 1,217,310.22	$ 898,950.50
4100 Gas Sales
4122 Unallocated Gas Revenue	0.00	0.00
4140.01 Girard - Anderson 24 Unit	19,165.82	21,538.61
4140.02 Girard - Gladson 1 Unit	360.44	1,568.05
4140.03 Girard - Gladson 3 Unit	6,905.67	9,338.15
4140.04 Girard - Johnson 13 Unit	12,100.21	11,244.20
4140.05 Girard - Karhoff 26-1	3,772.84	2,702.99
4140.06 Girard - Roye Old #1	5,220.88	5,546.24
4140.07 Girard - Schiefelbein #1	42.53	72.97
4140.08 Girard - Schwalm #2	270.80	714.08
4140.09 Girard - Shireman #1	3,880.73	1,297.54
4140.10 Girard - Bever 22-3	1,742.23	1,082.31
4140.12 Girard - C. Kunshek 14-3	10,620.13	10,916.78
4140.13 Girard - D. Fry 14-1	6,711.25	7,550.74
4140.14 Girard - Dean Davied 11-6	1,447.78	1,375.54
4140.15 Girard - DeLange 26-1	744.66	4,291.39
4140.16 Girard - Finke 10-2	16,896.57	5,245.74
4140.21 Girard - Lucke 22-1	2,127.95	3,546.13
4140.22 Girard - Lucke 27-2	7,125.97	7,377.94
4140.23 Girard - Roye 14-2	5,524.43	9,878.74
4140.25 Girard - S. Johnson 10-3		137.27
	1,891.91
4140.27 Girard - W. Kunshek 23-2	0.00	30.80
4140.28 Girard - Burks 13-1	1,150.74	1,369.40
4140.30 Girard - Geier 2-1	399.76	712.22
4140.31 Girard - Nickelson 34-2	2,266.31	1,274.58
Total 4100 Gas Sales	$ 110,369.61	$ 108,812.41
	3,621.76
Total Income	$ 1,331,301.59	$ 1,007,762.91
Cost of Goods Sold
	736.40	845.69

5151.01 Erickson 1-27H	13,633.35	21,830.82
5151.02 Kearney 4-25H	7,340.84	13,753.79
5151.03 Burner 1-34H	14,049.70	18,354.10
5151.04 Landstorm 1-33H	11,285.40	17,688.63
5151.05 Schultz 5-26H	20,455.91	29,554.43
Total 5150 Production & Severance Taxes - North Dakota	$ 66,765.20	$ 101,181.77
	334,843.84	231,805.21
	203,094.61	141,683.64
	41,154.22

	16,868.46	2,082.90
	9,948.14	8,804.11
5305 Administrative N.D. Office	8,609.64	4,800.53
	7,096.44	23,445.04
	1,662.79	567.18
	194.40
5310 Contract Labor	0.00
5310.01 Erickson 1-27H	8,475.00	8,250.00
5310.02 Kearney 4-25H	8,475.00	8,250.00
5310.03 Burner 1-34H	8,475.00	8,250.00
5310.04 Landstorm 1-33H	8,475.00	8,250.00
5310.05 Schultz 5-26H	8,475.00	8,250.00
5310.06 Knudson	2,875.00
5310.07 Jenks	2,600.00
Total 5310 Contract Labor	$ 47,850.00	$ 41,250.00
5335 Repairs & Maintenance - Candak
5335.01 Erickson 1-27H	4,496.31	6,021.91
5335.02 Kearney 4-25H	17,322.97	11,279.39
5335.03 Burner 1-34H	13,083.82	8,277.15
5335.04 Landstorm 1-33H	6,727.59	2,486.53
5335.05 Schultz 5-26H	9,487.84	7,889.47
5335.06 Knudson	148.59
5335.07 Jenks	90.00
Total 5335 Repairs & Maintenance - Candak	$ 51,357.12	$ 35,954.45
5340 Supplies & Materials - Candak
5340.01 Erickson 1-27H	776.50	546.23
5340.02 Kearney 4-25H	776.49	433.25
5340.03 Burner 1-34H	776.72	1,058.78
5340.04 Landstorm 1-33H	776.75	1,705.21
5340.05 Schultz 5-26H	776.79	1,027.70
Total 5340 Supplies & Materials - Candak	$ 3,883.25	$ 4,771.17
5345 Chemicals - Candak		0.00
5345.01 Erickson 1-27H	2,617.26	3,167.66
5345.02 Kearney 4-25H	1,141.36	2,973.26
5345.03 Burner 1-34H	3,219.48	2,124.66
5345.04 Landstorm 1-33H	4,165.49	2,307.66
5345.05 Schultz 5-26H	2,588.81	2,474.66
Total 5345 Chemicals - Candak	$ 13,732.40	$ 13,047.90
5350 Fuel - Candak		0.00
5350.01 Erickson	9,991.77	3,879.89
5350.02 Kearney	9,856.45	3,307.72
5350.03 Burner	32,197.09	11,910.15
5350.04 Landstorm	25,637.71	14,888.34
5350.05 Shutz 5-26	11,402.70	5,083.98
5350.06 Knudson	7,838.63
5350.07 Jenks	8,494.93
Total 5350 Fuel - Candak	$ 105,419.28	$ 39,070.08
		600.00
	1,530.00
	1,530.00
Total 5355 Equipment Rental - Candak	$ 3,060.00	$ 600.00
5360 Road & Lease Maintenance		0.00
5360.01 Erickson	1,202.50	2,734.47
5360.02 Kearney	2,514.50	2,570.75
5360.03 Burner	2,140.58	2,846.15
5360.04 Landstrom	3,200.50	3,068.14
5360.05 Schutz 5-26	875.00	2,049.47
Total 5360 Road & Lease Maintenance	$ 9,933.08	$ 13,268.98
5365 Salt Water Disposal		0.00
5365.01 Erickson	6,698.20	6,084.92
5365.02 Kearney	2,401.60	488.15
5365.03 Burner	26,648.47	20,143.85
5365.04 Landstrom	20,323.77	16,408.16
5365.05 Schutz	470.73	524.90
5365.06 Knudson	35,889.26
5365.07 Jenks	22,430.06
Total 5365 Salt Water Disposal	$ 114,862.09	$ 43,649.98
5375 H2S Safety Equipment Rental & Inspection		0.00
5375.01 Erickson	1,518.83	1,489.96
5375.02 Kearney	1,463.83	1,371.90
5375.03 Burner	1,482.96	1,525.83
5375.04 Landstrom	1,482.96	1,486.38
5375.05 Schultz	1,554.70	1,482.96
Total 5375 H2S Safety Equipment Rental & Inspection	$ 7,503.28	$ 7,357.03
Total 5300 Production Costs - Candak	$ 401,980.37	$ 238,669.35
5400 Production Costs - Kansas
	5,298.60	30,000.00
	-556.16	1,539.37
	450.00
		6,800.00
	1.20	3,629.41
		285.00
		51.53
		4,891.05
	2,538.04	3,698.08
		904.00
Total 5421 Office Expense - Kansas	$ 2,989.24	$ 20,259.07
		7,707.73
		2,610.48
	2,510.00	1,512.50
		6,500.00
		23,350.52
	3,522.42	14,935.32
	5,735.61	2,535.37
	-1,121.64	19,487.27
	5,670.00	500.00
		11,173.28
Total 5400 Production Costs - Kansas	$ 24,048.07	$ 142,110.91
5500 Billed Joint Interest Partners
	-57,466.14	-49,993.77
	-38,322.20	-27,767.67
	-9,137.14	-3,685.96
	-9,137.14
	-6,377.43	-1,033.49
	-154.80
Total 5500 Billed Joint Interest Partners	$ -120,594.85	$ -82,480.89
5600 Carrying Costs
	5,078.83
	2,012.00	1,836.00
		29,098.50
Total 5600 Carrying Costs	$ 7,090.83	$ 30,934.50
Total Cost of Goods Sold	$ 959,118.69	$ 804,750.18
Gross Profit	$ 372,182.90	$ 203,012.73

		60,000.00
	150,000.00
	176,000.00
	17,863.64
	30,227.14
	$ 374,090.78	$ 60,000.00
		6,000.00
	7,500.00	37,500.00
		775.00
	$ 7,500.00	$ 44,275.00
	69,347.92	93,009.09
	2,307.25	806.50
	27,748.80	11,700.00
	50,059.14	24,750.00
		1,580.84
	3,937.50	2,297.43
	760.00	753.00
	5,450.00	2,323.00
	13,815.00	1,835.00
	55,975.70
	$ 79,938.20	$ 8,789.27
	597.00	200.00
	28,731.99	23,147.53
		265.00
		201.50
	22,173.05	1,500.00
	947.25	1,303.19
		2,638.55
	66,702.27	56,246.67
	31,129.45
	32,113.39	10,680.57
	$ 129,945.11	$ 66,927.24
	435.33	261.53
	0.00
	11,965.38	5,698.90
		100.00
	16,973.57	165,041.62
	186,306.33
	200,560.00
	45,000.00	39,000.00
		13,931.93
	$ 45,000.00	$ 52,931.93
	684.00	30,252.65
		27,000.00
	14,000.00	14,500.00
	61.53	363.98
	3,794.56	2,265.93
		862.29
	1,828.22
	160.42	175.00
	256.63

6541 Travel Airfares	10,236.84	7,274.24
6542 Travel Lodging	3,675.78	7,830.87
6543 Travel Meals	4,185.46	1,238.87
6544 Auto or Truck Rental	216.10	3,927.83
6545 Travel Fuel, Mileage, & Other	3,559.33	2,487.79
	$ 21,873.51	$ 22,759.60
	827.03	950.40
	4,577.50	1,088.60
	5,418.75	9,694.82
	$ 9,996.25	$ 10,783.42
	$ 1,308,109.25	$ 673,460.12
	$ -935,926.35	$ -470,447.39
Other Income

	37,112.90	49,010.49
	128,120.83	-43,395.22
	-161,766.22	-91,957.62
	-1,466,978.00
	-134,762.30	-101,890.34
	-7,119.90	-1,250.92
		-327,962.00
	-759,146.16	-194,286.00
	-14,083.92	-12,804.00
		-27,001.92
	2,075.10	538.63
	-78,136.58
	67.15	588.00
	$ -2,454,617.10	$ -750,410.90
	$ -2,454,617.10	$ -750,410.90

	2,664.70	2,646.57
	1,806.57	1,806.60
	7,518.36	7,518.36
	151,300.29	165,116.88
	8,080.92	3,266.64
	61,140.87	58,326.09
	115,855.79	115,855.80
	93,752.43	98,159.76
	193,719.84	193,236.49
	$ 635,839.77	$ 645,933.19

	336,320.00	410,841.00
	$ 336,320.00	$ 410,841.00
	$ 972,159.77	$ 1,056,774.19
	$ -3,426,776.87	$ -1,807,185.09
	$ -4,362,703.22	$ -2,277,632.48

Monday, Dec 20, 2010 07:26:13 AM PST GMT-8 - Accrual Basis

P&L

10	Revenue - Oil
		10, 01 Oil Revenues	(1,217,310.22)
		4021 - Oil Sales:Unallocated Oil Revenue
		4030.01 - Oil Sales:Candak - Erickson 1-27H
		4030.02 - Oil Sales:Candak - Kearny 4-25H
		4030.03 - Oil Sales:Candak - Burner 1-34H
		4030.04 - Oil Sales:Candak - Landstorm 1-33H
		4030.05 - Oil Sales:Candak - Schultz 5-26H

	Total Oil Revenues

	10, 02 Production & Sever. Taxes		66,765.20
		5151.01 - Production & Severance Taxes - North Dakota:Ericks
		5151.02 - Production & Severance Taxes - North Dakota:Kearne
		5151.03 - Production & Severance Taxes - North Dakota:Burner
		5151.04 - Production & Severance Taxes - North Dakota:Landst
		5151.05 - Production & Severance Taxes - North Dakota:Schult

	10, 03 Outside Interest WI/Roy		334,843.84
		5160 - Outside Interests WI & Royalty

	10, 04 Royalty Owners Interest		203,094.61
		5161 - Royalty Owners Interest

10	Revenue - Oil Total			(612,606.57)

20	Revenue - Gas
	20, 01 Gas Sales		(113,991.37)
		4122 - Gas Sales:Unallocated Gas Revenue
		4140.01 - Gas Sales:Girard - Anderson 24 Unit
		4140.02 - Gas Sales:Girard - Gladson 1 Unit
		4140.03 - Gas Sales:Girard - Gladson 3 Unit
		4140.04 - Gas Sales:Girard - Johnson 13 Unit
		4140.05 - Gas Sales:Girard - Karhoff 26-1
		4140.06 - Gas Sales:Girard - Roye Old #1
		4140.07 - Gas Sales:Girard - Schiefelbein #1
		4140.08 - Gas Sales:Girard - Schwalm #2
		4140.09 - Gas Sales:Girard - Shireman #1
		4140.1 - Gas Sales:Girard - Bever 22-3
		4140.10 - Gas Sales:Girard - Bever 22-3
		4140.12 - Gas Sales:Girard - C. Kunshek 14-3
		4140.13 - Gas Sales:Girard - D. Fry 14-1
		4140.14 - Gas Sales:Girard - Dean Davied 11-6
		4140.15 - Gas Sales:Girard - DeLange 26-1
		4140.16 - Gas Sales:Girard - Finke 10-2
		4140.21 - Gas Sales:Girard - Lucke 22-1
		4140.22 - Gas Sales:Girard - Lucke 27-2
		4140.23 - Gas Sales:Girard - Roye 14-2
		4140.25 - Gas Sales:Girard - S. Johnson 10-3
		4140.26 - Gas Sales:Girard - Ulbrich 10-3
		4140.27 - Gas Sales:Girard - W. Kunshek 23-2
		4140.28 - Gas Sales:Girard - Burks 13-1
		4140.3 - Gas Sales:Girard - Geier 2-1
		4140.30 - Gas Sales:Girard - Geier 2-1
		4140.31 - Gas Sales:Girard - Nickelson 34-2
		4200 - Pipeline Fee Income

	20, 02 Partner Distributions		41,154.22
		5260 - Distributions to Kansas Partner (WHL Energy)

	20	Revenue - Gas Total		(72,837.15)

30	Exploration & Production
	30, 01 Explor. Production - ND		286,464.35
		5301 - Production Costs - Candak:Geological Consulting
		5302 - Production Costs - Candak:North Dakota Admin. Fees
		5304 - Production Costs - Candak:Administrative Division
		5305 - Production Costs - Candak:Administrative N.D. Offi
		5306 - Production Costs - Candak:Administrative G&G Consu
		5307 - Production Costs - Candak:Utilities - Candak
		5308 - Production Costs - Candak:North Dakota Property Ta
		5310 - Production Costs - Candak:Contract Labor
		5310.01 - Production Costs - Candak:Contract Labor:Erickson
		5310.02 - Production Costs - Candak:Contract Labor:Kearney 4
		5310.03 - Production Costs - Candak:Contract Labor:Burner 1-
		5310.04 - Production Costs - Candak:Contract Labor:Landstorm
		5310.05 - Production Costs - Candak:Contract Labor:Schultz 5
		5310.06 - Production Costs - Candak:Contract Labor:Knudson
		5310.07 - Production Costs - Candak:Contract Labor:Jenks
		5335.01 - Production Costs - Candak:Repairs & Maintenance -
		5335.02 - Production Costs - Candak:Repairs & Maintenance -
		5335.03 - Production Costs - Candak:Repairs & Maintenance -
		5335.04 - Production Costs - Candak:Repairs & Maintenance -
		5335.05 - Production Costs - Candak:Repairs & Maintenance -
		5335.06 - Production Costs - Candak:Repairs & Maintenance -
		5335.07 - Production Costs - Candak:Repairs & Maintenance -
		5340.01 - Production Costs - Candak:Supplies & Materials - C
		5340.02 - Production Costs - Candak:Supplies & Materials - C
		5340.03 - Production Costs - Candak:Supplies & Materials - C
		5340.04 - Production Costs - Candak:Supplies & Materials - C
		5340.05 - Production Costs - Candak:Supplies & Materials - C
		5345 - Production Costs - Candak:Chemicals - Candak
		5345.01 - Production Costs - Candak:Chemicals - Candak:Erick
		5345.02 - Production Costs - Candak:Chemicals - Candak:Kearn
		5345.03 - Production Costs - Candak:Chemicals - Candak:Burne
		5345.04 - Production Costs - Candak:Chemicals - Candak:Lands
		5345.05 - Production Costs - Candak:Chemicals - Candak:Schul
		5350 - Production Costs - Candak:Fuel - Candak
		5350.01 - Production Costs - Candak:Fuel - Candak:Erickson
		5350.02 - Production Costs - Candak:Fuel - Candak:Kearney
		5350.03 - Production Costs - Candak:Fuel - Candak:Burner
		5350.04 - Production Costs - Candak:Fuel - Candak:Landstorm
		5350.05 - Production Costs - Candak:Fuel - Candak:Shutz 5-26
		5350.06 - Production Costs - Candak:Fuel - Candak:Knudson
		5350.07 - Production Costs - Candak:Fuel - Candak:Jenks
		5355 - Production Costs - Candak:Equipment Rental - Canda
		5355.06 - Production Costs - Candak:Equipment Rental - Canda
		5355.07 - Production Costs - Candak:Equipment Rental - Canda
		5360 - Production Costs - Candak:Road & Lease Maintenance
		5360.01 - Production Costs - Candak:Road & Lease Maintenance
		5360.02 - Production Costs - Candak:Road & Lease Maintenance
		5360.03 - Production Costs - Candak:Road & Lease Maintenance
		5360.04 - Production Costs - Candak:Road & Lease Maintenance
		5360.05 - Production Costs - Candak:Road & Lease Maintenance
		5365 - Production Costs - Candak:Salt Water Disposal
		5365.01 - Production Costs - Candak:Salt Water Disposal:Eric
		5365.02 - Production Costs - Candak:Salt Water Disposal:Kear
		5365.03 - Production Costs - Candak:Salt Water Disposal:Burn
		5365.04 - Production Costs - Candak:Salt Water Disposal:Land
		5365.05 - Production Costs - Candak:Salt Water Disposal:Schu
		5365.06 - Production Costs - Candak:Salt Water Disposal:Knud
		5365.07 - Production Costs - Candak:Salt Water Disposal:Jenk
		5375 - Production Costs - Candak:H2S Safety Equipment Ren
		5375.01 - Production Costs - Candak:H2S Safety Equipment Ren
		5375.02 - Production Costs - Candak:H2S Safety Equipment Ren
		5375.03 - Production Costs - Candak:H2S Safety Equipment Ren
		5375.04 - Production Costs - Candak:H2S Safety Equipment Ren
		5375.05 - Production Costs - Candak:H2S Safety Equipment Ren
		5501 - Billed Joint Interest Partners:Billed Samson Resou
		5502 - Billed Joint Interest Partners:Billed Baytex
		5503 - Billed Joint Interest Partners:Billed WHC Explorat
		5504 - Billed Joint Interest Partners:Billed Northern Ene
		5505 - Billed Joint Interest Partners:Billed Nulock
		5506 - Billed Joint Interest Partners:Billed John Holt Oi
		5605 - Carrying Costs:Land & Title Work - North Dakota

	Total Explor. Production - ND

	30, 02 Explor. Production - KS		26,796.47
		5110 - Production & Severance Taxes - Kansas
		5401 - Production Costs - Kansas:Kansas Consulting Geolog
		5420 - Production Costs - Kansas:Administration - Kansas
		5421 - Production Costs - Kansas:Office Expense - Kansas
		5421.01 - Production Costs - Kansas:Office Expense - Kansas:
		5421.02 - Production Costs - Kansas:Office Expense - Kansas:
		5421.03 - Production Costs - Kansas:Office Expense - Kansas:
		5421.04 - Production Costs - Kansas:Office Expense - Kansas:
		5421.05 - Production Costs - Kansas:Office Expense - Kansas:
		5421.06 - Production Costs - Kansas:Office Expense - Kansas:
		5421.07 - Production Costs - Kansas:Office Expense - Kansas:
		5424 - Production Costs - Kansas:Auto & Truck Repairs, Ma
		5426 - Production Costs - Kansas:Pit Closure Expense
		5430 - Production Costs - Kansas:Contract Labor - Girard
		5431 - Production Costs - Kansas:Operations Manager Compe
		5432 - Production Costs - Kansas:Field Electic Power
		5435 - Production Costs - Kansas:Well Repairs, Maintenanc
		5440 - Production Costs - Kansas:Supplies & Materials - G
		5450 - Production Costs - Kansas:Fuel - Girard
		5455 - Production Costs - Kansas:Equipment Rental
		5456 - Production Costs - Kansas:Salt Water Disposal Truc
		5607 - Carrying Costs:Annual Lease Payments
		5610 - Carrying Costs:Delay Rentals - Girard

40	General & Administrative
	40, 01 Depl. Depr & Amortization		986,243.69
		7106 - Other Income & Expense:Accretion of Annual Asset R
		8321 - Depreciation & Amortization Expense:Computers
		8322 - Depreciation & Amortization Expense:Office Furnit
		8341 - Depreciation & Amortization Expense:Leasehold Imp
		8350 - Depreciation & Amortization Expense:Field Equipme
		8351 - Depreciation & Amortization Expense:Amortization
		8370 - Depreciation & Amortization Expense:Field Equipme
		8375 - Depreciation & Amortization Expense:Field Equipme
		8380 - Depreciation & Amortization Expense:Leasehold Cos
		8384 - Depreciation & Amortization Expense:Amortization
		8430 - Depletion Expense:Candak

	40, 02 G&A		1,308,109.25
		6100 - Executive Compensation
		6101 - Compensation:CEO Compensation
		6102 - Compensation:President's Compensation
		6103 - Compensation:CFO's Compensation
		6105 - Compensation:Executive Administrative Assistant
		6110 - Independent Contractors
		6111 - Independent Contractors:Operations
		6112 - Independent Contractors:Reimbursed Expenses
		6140 - Audit Fees
		6160 - Bank Charges
		6200 - Consulting Fees
		6205 - Director's Fees
		6210 - Public Company Expense
		6211 - Public Company Expense:Transfer Agent Fees
		6212 - Public Company Expense:SEC & Other Regulatory Fees
		6213 - Public Company Expense:Edgarization Costs
		6214 - Public Company Expense:Press Releases & Business W
		6215 - Public Company Expense:Consulting - Shareholder Re
		6220 - Dues & Subscriptions
		6260 - Insurance - Liability
		6261 - Workmens Compensation
		6265 - Property Insurance
		6280 - Insurance - Medical
		6290 - Monthly Fees Internet & Accounting System
		6291 - Website Maintenance
		6300 - Legal Fees
		6302 - Legal Fees:Corporate - Legal Fees
		6303 - Legal Fees:Kansas - Legal Fees
		6320 - Meals and Entertainment
		6330 - Miscellaneous
		6340 - Office Expenses
		6362 - Public Relations
		6380 - Payroll Expenses
		6381 - Employee Recovery of Contractual Compensation
		6390 - Stock Option/Grant Compensation Expense
		6420 - Professional Fees
		6423 - Professional Fees:Kansas - Professional Fees
		6430 - Shareholder Communications
		6431 - Investor Relations Maintenance
		6440 - Rent Expense
		6441 - Other Office Lease Costs
		6460 - Fed Ex & Shipping
		6480 - Stationary & Printing
		6500 - Stock Issuance Cost
		6520 - Corporate Filing Fees & Licenses
		6521 - Property Taxes
		6541 - Travel:Travel Airfares
		6542 - Travel:Travel Lodging
		6543 - Travel:Travel Meals
		6544 - Travel:Auto or Truck Rental
		6545 - Travel:Travel Fuel, Mileage, & Other
		6600 - Utilities - Post Falls
		6610 - Telephone & Cellular Communications
		6611 - Telephone & Cellular Communications:Corporate

		Total G&A

50	Other Income
	50, No Subcodes
		7009 - Other Income & Expense:Debt Foregiveness Income	(37,112.90)
		7010 - Other Income & Expense:Other Miscellaneous Income	(128,120.83)
		7011 - Other Income & Expense:Costs Associated with Raisi	161,766.22
		7012 - Other Income & Expense:Debt Conversion Expense	1,466,978.00
		7100 - Other Income & Expense:Interest Expense	137,850.75
		7101 - Other Income & Expense:Vendor Late Fees & Finance	7,119.90
		7104 - Other Income & Expense:Accretion of Note Payable	-
		7105 - Other Income & Expense:Amortization of Note Discou	759,146.16
		7110 - Other Income & Expense:Bad Debt Expense	-
		7120 - Other Income & Expense:Interest Earned	(2,075.10)
		7150 - Other Income & Expense:Loss on Disposal of Fixed A	78,136.58
		7160 - Other Income & Expense:Miscellaneous	(67.15)

	50, 01 Other Income & Expense			2,443,621.63
	Total Other Income & Expense

50	Other Income Total

		Net Loss		4,365,791.67

P&L Grouping

10	Revenue - Oil
	10, 01 Oil Revenues	4000 Oil Sales
	4021 - Oil Sales:Unallocated Oil Revenue		0.00	0.00
	4030.01 - Oil Sales:Candak - Erickson 1-27H	4030.01 Candak - Erickson 1-27H	248,979.20	192,654.43
	4030.02 - Oil Sales:Candak - Kearny 4-25H	4030.02 Candak - Kearny 4-25H	154,900.53	127,129.02
	4030.03 - Oil Sales:Candak - Burner 1-34H	4030.03 Candak - Burner 1-34H	236,915.71	159,601.01
	4030.04 - Oil Sales:Candak - Landstorm 1-33H	4030.04 Candak - Landstorm 1-33H	209,960.81	162,272.29
	4030.05 - Oil Sales:Candak - Schultz 5-26H	4030.05 Candak - Schultz 5-26H	366,553.97	257,293.75

Total Oil Revenues			1,217,310.22	898,950.50

10, 02 Production & Sever. Taxes
	5151.01 - Production & Severance Taxes - North Dakota:Ericks	5151.01 Erickson 1-27H	13,633.35	21,830.82
	5151.02 - Production & Severance Taxes - North Dakota:Kearne	5151.02 Kearney 4-25H	7,340.84	13,753.79
	5151.03 - Production & Severance Taxes - North Dakota:Burner	5151.03 Burner 1-34H	14,049.70	18,354.10
	5151.04 - Production & Severance Taxes - North Dakota:Landst	5151.04 Landstorm 1-33H	11,285.40	17,688.63
	5151.05 - Production & Severance Taxes - North Dakota:Schult	5151.05 Schultz 5-26H	20,455.91	29,554.43

			66,765.20	101,181.77

10, 03 Outside Interest WI/Roy
	5160 - Outside Interests WI & Royalty		334,843.84	231,805.21

			334,843.84	231,805.21

10, 04 Royalty Owners Interest
	5161 - Royalty Owners Interest		203,094.61	141,683.64

			203,094.61	141,683.64

10	Revenue - Oil Total		612,606.57	424,279.88

20	Revenue - Gas
20, 01 Gas Sales		4100 Gas Sales
	4122 - Gas Sales:Unallocated Gas Revenue	4122 Unallocated Gas Revenue	0.00	0.00
	4140.01 - Gas Sales:Girard - Anderson 24 Unit	4140.01 Girard - Anderson 24 Unit	19,165.82	21,538.61
	4140.02 - Gas Sales:Girard - Gladson 1 Unit	4140.02 Girard - Gladson 1 Unit	360.44	1,568.05
	4140.03 - Gas Sales:Girard - Gladson 3 Unit	4140.03 Girard - Gladson 3 Unit	6,905.67	9,338.15
	4140.04 - Gas Sales:Girard - Johnson 13 Unit	4140.04 Girard - Johnson 13 Unit	12,100.21	11,244.20
	4140.05 - Gas Sales:Girard - Karhoff 26-1	4140.05 Girard - Karhoff 26-1	3,772.84	2,702.99
	4140.06 - Gas Sales:Girard - Roye Old #1	4140.06 Girard - Roye Old #1	5,220.88	5,546.24
	4140.07 - Gas Sales:Girard - Schiefelbein #1	4140.07 Girard - Schiefelbein #1	42.53	72.97
	4140.08 - Gas Sales:Girard - Schwalm #2	4140.08 Girard - Schwalm #2	270.80	714.08
	4140.09 - Gas Sales:Girard - Shireman #1	4140.09 Girard - Shireman #1	3,880.73	1,297.54
	4140.1 - Gas Sales:Girard - Bever 22-3	4140.10 Girard - Bever 22-3	1,742.23	1,082.31
	4140.10 - Gas Sales:Girard - Bever 22-3
	4140.12 - Gas Sales:Girard - C. Kunshek 14-3	4140.12 Girard - C. Kunshek 14-3	10,620.13	10,916.78
	4140.13 - Gas Sales:Girard - D. Fry 14-1	4140.13 Girard - D. Fry 14-1	6,711.25	7,550.74
	4140.14 - Gas Sales:Girard - Dean Davied 11-6	4140.14 Girard - Dean Davied 11-6	1,447.78	1,375.54
	4140.15 - Gas Sales:Girard - DeLange 26-1	4140.15 Girard - DeLange 26-1	744.66	4,291.39
	4140.16 - Gas Sales:Girard - Finke 10-2	4140.16 Girard - Finke 10-2	16,896.57	5,245.74
	4140.21 - Gas Sales:Girard - Lucke 22-1	4140.21 Girard - Lucke 22-1	2,127.95	3,546.13
	4140.22 - Gas Sales:Girard - Lucke 27-2	4140.22 Girard - Lucke 27-2	7,125.97	7,377.94
	4140.23 - Gas Sales:Girard - Roye 14-2	4140.23 Girard - Roye 14-2	5,524.43	9,878.74
	4140.25 - Gas Sales:Girard - S. Johnson 10-3	4140.25 Girard - S. Johnson 10-3		137.27
	4140.26 - Gas Sales:Girard - Ulbrich 10-3		1,891.91
	4140.27 - Gas Sales:Girard - W. Kunshek 23-2	4140.27 Girard - W. Kunshek 23-2	0.00	30.80
	4140.28 - Gas Sales:Girard - Burks 13-1	4140.28 Girard - Burks 13-1	1,150.74	1,369.40
	4140.3 - Gas Sales:Girard - Geier 2-1
	4140.30 - Gas Sales:Girard - Geier 2-1	4140.30 Girard - Geier 2-1	399.76	712.22
	4140.31 - Gas Sales:Girard - Nickelson 34-2	4140.31 Girard - Nickelson 34-2	2,266.31	1,274.58
	4200 - Pipeline Fee Income		3,621.76

			113,991.37	108,812.41

20, 02 Partner Distributions
	5260 - Distributions to Kansas Partner (WHL Energy)		41,154.22

			41,154.22	0.00

20	Revenue - Gas Total
			72,837.15	108,812.41

30	Exploration & Production
30, 01 Explor. Production - ND
	5301 - Production Costs - Candak:Geological Consulting
	5302 - Production Costs - Candak:North Dakota Admin. Fees		16,868.46	2,082.90
	5304 - Production Costs - Candak:Administrative Division		9,948.14	8,804.11
	5305 - Production Costs - Candak:Administrative N.D. Offi	5305 Administrative N.D. Office	8,609.64	4,800.53
	5306 - Production Costs - Candak:Administrative G&G Consu		7,096.44	23,445.04
	5307 - Production Costs - Candak:Utilities - Candak		1,662.79	567.18
	5308 - Production Costs - Candak:North Dakota Property Ta		194.40
	5310 - Production Costs - Candak:Contract Labor	5310 Contract Labor	0.00
	5310.01 - Production Costs - Candak:Contract Labor:Erickson	5310.01 Erickson 1-27H	8,475.00	8,250.00
	5310.02 - Production Costs - Candak:Contract Labor:Kearney 4	5310.02 Kearney 4-25H	8,475.00	8,250.00
	5310.03 - Production Costs - Candak:Contract Labor:Burner 1-	5310.03 Burner 1-34H	8,475.00	8,250.00
	5310.04 - Production Costs - Candak:Contract Labor:Landstorm	5310.04 Landstorm 1-33H	8,475.00	8,250.00
	5310.05 - Production Costs - Candak:Contract Labor:Schultz 5	5310.05 Schultz 5-26H	8,475.00	8,250.00
	5310.06 - Production Costs - Candak:Contract Labor:Knudson	5310.06 Knudson	2,875.00
	5310.07 - Production Costs - Candak:Contract Labor:Jenks	5310.07 Jenks	2,600.00
	5335.01 - Production Costs - Candak:Repairs & Maintenance -	5335.01 Erickson 1-27H	4,496.31	6,021.91
	5335.02 - Production Costs - Candak:Repairs & Maintenance -	5335.02 Kearney 4-25H	17,322.97	11,279.39
	5335.03 - Production Costs - Candak:Repairs & Maintenance -	5335.03 Burner 1-34H	13,083.82	8,277.15
	5335.04 - Production Costs - Candak:Repairs & Maintenance -	5335.04 Landstorm 1-33H	6,727.59	2,486.53
	5335.05 - Production Costs - Candak:Repairs & Maintenance -	5335.05 Schultz 5-26H	9,487.84	7,889.47
	5335.06 - Production Costs - Candak:Repairs & Maintenance -	5335.06 Knudson	148.59
	5335.07 - Production Costs - Candak:Repairs & Maintenance -	5335.07 Jenks	90.00
	5340.01 - Production Costs - Candak:Supplies & Materials - C	5340.01 Erickson 1-27H	776.50	546.23
	5340.02 - Production Costs - Candak:Supplies & Materials - C	5340.02 Kearney 4-25H	776.49	433.25
	5340.03 - Production Costs - Candak:Supplies & Materials - C	5340.03 Burner 1-34H	776.72	1,058.78
	5340.04 - Production Costs - Candak:Supplies & Materials - C	5340.04 Landstorm 1-33H	776.75	1,705.21
	5340.05 - Production Costs - Candak:Supplies & Materials - C	5340.05 Schultz 5-26H	776.79	1,027.70
	5345 - Production Costs - Candak:Chemicals - Candak
	5345.01 - Production Costs - Candak:Chemicals - Candak:Erick	5345.01 Erickson 1-27H	2,617.26	3,167.66
	5345.02 - Production Costs - Candak:Chemicals - Candak:Kearn	5345.02 Kearney 4-25H	1,141.36	2,973.26
	5345.03 - Production Costs - Candak:Chemicals - Candak:Burne	5345.03 Burner 1-34H	3,219.48	2,124.66
	5345.04 - Production Costs - Candak:Chemicals - Candak:Lands	5345.04 Landstorm 1-33H	4,165.49	2,307.66
	5345.05 - Production Costs - Candak:Chemicals - Candak:Schul	5345.05 Schultz 5-26H	2,588.81	2,474.66
	5350 - Production Costs - Candak:Fuel - Candak	5350 Fuel - Candak		0.00
	5350.01 - Production Costs - Candak:Fuel - Candak:Erickson	5350.01 Erickson	9,991.77	3,879.89
	5350.02 - Production Costs - Candak:Fuel - Candak:Kearney	5350.02 Kearney	9,856.45	3,307.72
	5350.03 - Production Costs - Candak:Fuel - Candak:Burner	5350.03 Burner	32,197.09	11,910.15
	5350.04 - Production Costs - Candak:Fuel - Candak:Landstorm	5350.04 Landstorm	25,637.71	14,888.34
	5350.05 - Production Costs - Candak:Fuel - Candak:Shutz 5-26	5350.05 Shutz 5-26	11,402.70	5,083.98
	5350.06 - Production Costs - Candak:Fuel - Candak:Knudson	5350.06 Knudson	7,838.63
	5350.07 - Production Costs - Candak:Fuel - Candak:Jenks	5350.07 Jenks	8,494.93
	5355 - Production Costs - Candak:Equipment Rental - Canda			600.00
	5355.06 - Production Costs - Candak:Equipment Rental - Canda		1,530.00
	5355.07 - Production Costs - Candak:Equipment Rental - Canda		1,530.00
	5360 - Production Costs - Candak:Road & Lease Maintenance
	5360.01 - Production Costs - Candak:Road & Lease Maintenance	5360.01 Erickson	1,202.50	2,734.47
	5360.02 - Production Costs - Candak:Road & Lease Maintenance	5360.02 Kearney	2,514.50	2,570.75
	5360.03 - Production Costs - Candak:Road & Lease Maintenance	5360.03 Burner	2,140.58	2,846.15
	5360.04 - Production Costs - Candak:Road & Lease Maintenance	5360.04 Landstrom	3,200.50	3,068.14
	5360.05 - Production Costs - Candak:Road & Lease Maintenance	5360.05 Schutz 5-26	875.00	2,049.47
	5365 - Production Costs - Candak:Salt Water Disposal
	5365.01 - Production Costs - Candak:Salt Water Disposal:Eric	5365.01 Erickson	6,698.20	6,084.92
	5365.02 - Production Costs - Candak:Salt Water Disposal:Kear	5365.02 Kearney	2,401.60	488.15
	5365.03 - Production Costs - Candak:Salt Water Disposal:Burn	5365.03 Burner	26,648.47	20,143.85
	5365.04 - Production Costs - Candak:Salt Water Disposal:Land	5365.04 Landstrom	20,323.77	16,408.16
	5365.05 - Production Costs - Candak:Salt Water Disposal:Schu	5365.05 Schutz	470.73	524.90
	5365.06 - Production Costs - Candak:Salt Water Disposal:Knud	5365.06 Knudson	35,889.26
	5365.07 - Production Costs - Candak:Salt Water Disposal:Jenk	5365.07 Jenks	22,430.06
	5375 - Production Costs - Candak:H2S Safety Equipment Ren
	5375.01 - Production Costs - Candak:H2S Safety Equipment Ren	5375.01 Erickson	1,518.83	1,489.96
	5375.02 - Production Costs - Candak:H2S Safety Equipment Ren	5375.02 Kearney	1,463.83	1,371.90
	5375.03 - Production Costs - Candak:H2S Safety Equipment Ren	5375.03 Burner	1,482.96	1,525.83
	5375.04 - Production Costs - Candak:H2S Safety Equipment Ren	5375.04 Landstrom	1,482.96	1,486.38
	5375.05 - Production Costs - Candak:H2S Safety Equipment Ren	5375.05 Schultz	1,554.70	1,482.96
	5501 - Billed Joint Interest Partners:Billed Samson Resou		-57,466.14	-49,993.77
	5502 - Billed Joint Interest Partners:Billed Baytex		-38,322.20	-27,767.67
	5503 - Billed Joint Interest Partners:Billed WHC Explorat		-9,137.14	-3,685.96
	5504 - Billed Joint Interest Partners:Billed Northern Ene		-9,137.14
	5505 - Billed Joint Interest Partners:Billed Nulock		-6,377.43	-1,033.49
	5506 - Billed Joint Interest Partners:Billed John Holt Oi		-154.80
	5605 - Carrying Costs:Land & Title Work - North Dakota		5,078.83

Total Explor. Production - ND			286,464.35	156,188.46

30, 02 Explor. Production - KS
	5110 - Production & Severance Taxes - Kansas		736.40	845.69
	5401 - Production Costs - Kansas:Kansas Consulting Geolog		5,298.60	30,000.00
	5420 - Production Costs - Kansas:Administration - Kansas		-556.16	1,539.37
	5421 - Production Costs - Kansas:Office Expense - Kansas		450.00
	5421.01 - Production Costs - Kansas:Office Expense - Kansas:			6,800.00
	5421.02 - Production Costs - Kansas:Office Expense - Kansas:		1.20	3,629.41
	5421.03 - Production Costs - Kansas:Office Expense - Kansas:			285.00
	5421.04 - Production Costs - Kansas:Office Expense - Kansas:			51.53
	5421.05 - Production Costs - Kansas:Office Expense - Kansas:			4,891.05
	5421.06 - Production Costs - Kansas:Office Expense - Kansas:		2,538.04	3,698.08
	5421.07 - Production Costs - Kansas:Office Expense - Kansas:			904.00
	5424 - Production Costs - Kansas:Auto & Truck Repairs, Ma			7,707.73
	5426 - Production Costs - Kansas:Pit Closure Expense			2,610.48
	5430 - Production Costs - Kansas:Contract Labor - Girard		2,510.00	1,512.50
	5431 - Production Costs - Kansas:Operations Manager Compe			6,500.00
	5432 - Production Costs - Kansas:Field Electic Power			23,350.52
	5435 - Production Costs - Kansas:Well Repairs, Maintenanc		3,522.42	14,935.32
	5440 - Production Costs - Kansas:Supplies & Materials - G		5,735.61	2,535.37
	5450 - Production Costs - Kansas:Fuel - Girard		-1,121.64	19,487.27
	5455 - Production Costs - Kansas:Equipment Rental		5,670.00	500.00
	5456 - Production Costs - Kansas:Salt Water Disposal Truc			11,173.28
	5607 - Carrying Costs:Annual Lease Payments		2,012.00	1,836.00
	5610 - Carrying Costs:Delay Rentals - Girard			29,098.50

			26,796.47	173,891.10

40	General & Administrative
40, 01 Depl. Depr & Amortization
	8321 - Depreciation & Amortization Expense:Computers		2,664.70	2,646.57
	8322 - Depreciation & Amortization Expense:Office Furnit		1,806.57	1,806.60
	8341 - Depreciation & Amortization Expense:Leasehold Imp		7,518.36	7,518.36
	8350 - Depreciation & Amortization Expense:Field Equipme		151,300.29	165,116.88
	8351 - Depreciation & Amortization Expense:Amortization		8,080.92	3,266.64
	7106 - Other Income & Expense:Accretion of Annual Asset R		14,083.92	12,804.00
	8370 - Depreciation & Amortization Expense:Field Equipme		61,140.87	58,326.09
	8375 - Depreciation & Amortization Expense:Field Equipme		115,855.79	115,855.80
	8380 - Depreciation & Amortization Expense:Leasehold Cos		93,752.43	98,159.76
	8384 - Depreciation & Amortization Expense:Amortization		193,719.84	193,236.49
	8430 - Depletion Expense:Candak		336,320.00	410,841.00

			986,243.69	1,069,578.19
40, 02 G&A
	6100 - Executive Compensation			60,000.00
	6101 - Compensation:CEO Compensation		150,000.00
	6102 - Compensation:President's Compensation		176,000.00
	6103 - Compensation:CFO's Compensation		17,863.64
	6105 - Compensation:Executive Administrative Assistant		30,227.14
	6110 - Independent Contractors			6,000.00
	6111 - Independent Contractors:Operations		7,500.00	37,500.00
	6112 - Independent Contractors:Reimbursed Expenses			775.00
	6140 - Audit Fees		69,347.92	93,009.09
	6160 - Bank Charges		2,307.25	806.50
	6200 - Consulting Fees		27,748.80	11,700.00
	6205 - Director's Fees		27,309.14	24,750.00
	6210 - Public Company Expense			1,580.84
	6211 - Public Company Expense:Transfer Agent Fees		3,937.50	2,297.43
	6212 - Public Company Expense:SEC & Other Regulatory Fees		760.00	753.00
	6213 - Public Company Expense:Edgarization Costs		5,450.00	2,323.00
	6214 - Public Company Expense:Press Releases & Business W		13,815.00	1,835.00
	6215 - Public Company Expense:Consulting - Shareholder Re		55,975.70
	6220 - Dues & Subscriptions		597.00	200.00
	6260 - Insurance - Liability		28,731.99	23,147.53
	6261 - Workmens Compensation			265.00
	6265 - Property Insurance			201.50
	6280 - Insurance - Medical		22,173.05	1,500.00
	6290 - Monthly Fees Internet & Accounting System		947.25	1,303.19
	6291 - Website Maintenance			2,638.55
	6300 - Legal Fees		66,702.27	56,246.67
	6302 - Legal Fees:Corporate - Legal Fees		31,129.45
	6303 - Legal Fees:Kansas - Legal Fees		32,113.39	10,680.57
	6320 - Meals and Entertainment		435.33	261.53
	6330 - Miscellaneous		0.00
	6340 - Office Expenses		11,965.38	5,698.90
	6362 - Public Relations			100.00
	6380 - Payroll Expenses		16,973.57	165,041.62
	6381 - Employee Recovery of Contractual Compensation		186,306.33
	6390 - Stock Option/Grant Compensation Expense		200,560.00
	6420 - Professional Fees		45,000.00	39,000.00
	6423 - Professional Fees:Kansas - Professional Fees			13,931.93
	6430 - Shareholder Communications		684.00	30,252.65
	6431 - Investor Relations Maintenance			27,000.00
	6440 - Rent Expense		14,000.00	14,500.00
	6441 - Other Office Lease Costs		61.53	363.98
	6460 - Fed Ex & Shipping		3,794.56	2,265.93
	6480 - Stationary & Printing			862.29
	6500 - Stock Issuance Cost		1,828.22
	6520 - Corporate Filing Fees & Licenses		160.42	175.00
	6521 - Property Taxes		256.63
	6541 - Travel:Travel Airfares	6541 Travel Airfares	10,236.84	7,274.24
	6542 - Travel:Travel Lodging	6542 Travel Lodging	3,675.78	7,830.87
	6543 - Travel:Travel Meals	6543 Travel Meals	4,185.46	1,238.87
	6544 - Travel:Auto or Truck Rental	6544 Auto or Truck Rental	216.10	3,927.83
	6545 - Travel:Travel Fuel, Mileage, & Other	6545 Travel Fuel, Mileage, & Other	3,559.33	2,487.79
	6600 - Utilities - Post Falls		827.03	950.40
	6610 - Telephone & Cellular Communications		4,577.50	1,088.60
	6611 - Telephone & Cellular Communications:Corporate		5,418.75	9,694.82

	Total G&A		1,285,359.25	673,460.12

50	Other Income
50, No Subcodes
	7009 - Other Income & Expense:Debt Foregiveness Income		37,112.90	49,010.49
	7010 - Other Income & Expense:Other Miscellaneous Income		128,120.83	-43,395.22
	7011 - Other Income & Expense:Costs Associated with Raisi		-161,766.22	-91,957.62
	7012 - Other Income & Expense:Debt Conversion Expense		-1,466,978.00
	7100 - Other Income & Expense:Interest Expense		-137,850.75	-101,890.34
	7101 - Other Income & Expense:Vendor Late Fees & Finance		-7,119.90	-1,250.92
	7104 - Other Income & Expense:Accretion of Note Payable			-327,962.00
	7105 - Other Income & Expense:Amortization of Note Discou		-759,146.16	-194,286.00
	7110 - Other Income & Expense:Bad Debt Expense			-27,001.92
	7120 - Other Income & Expense:Interest Earned		2,075.10	538.63
	7150 - Other Income & Expense:Loss on Disposal of Fixed A		-78,136.58
	7160 - Other Income & Expense:Miscellaneous		67.15	588.00

50, 01 Other Income & Expense			-2,443,621.63	-737,606.90

Total Other Income & Expense

50	Other Income Total

Balance Sheet Grouping

(Provided by Behler Mick)

	1001-00 Petty Cash	200.00	200.00
	1010-00 WF Acct# 8035	0.00	0.00
	1011-00 WF Post Falls Operating 8674	4,674.99	4,569.29
	1012-00 WF Gas Transport 9571	56.00	88.00
	1013-00 WF Oil Sales Distribution 8789	99.06	100.00
	1020-00 WF Acct# 8038 Brokerage	0.00	0.00
	1030-00 WF Denver Savings 3206	0.00	0.00
	1031-00 WF JYHW Money Market 2392	51,049.87	500.49
	1032-00 WF JGTC Money Market 7963	0.00	0.00
	1050-00 GN Bank Acct# 0501	100.00	100.00
	1060-00 GN Bank Acct - JGTC	100.00	100.00

		56,279.92	5,657.78

	1201-00 Accounts Receivable JOA Partners	45,031.35	14,756.12
	1202-01 Knudson Costs charged WHC	0.00
	1202-02 Knudson charged Northern Energy	0.00
	1202.22 Jenks Costs Charged Northern Energy	4,976.00
	1202.23 Jenks Costs charged John Holt Oil Properties	1,327.00
	1203-00 Production Expenses Charged Knudson & Jenks	1,317.06
	1205-00 Gas Revenue Receivable - Unimark	6,533.25	5,954.70
	1210-00 Oil Revenue Receivable - SemCrude	0.00	283,485.45
	1211-00 Oil Revenue Receivable - Trafigura	193,297.17	109,074.41
	1220-00 JIB Accruals & Reversals	0.00	0.00
	1230-00 Revenue Receivable - Girard	0.00	0.00
	1240-00 Allowance for Doubtful Accounts	0.00	-119,763.31	?????
	1245-00 Accounts Receivable	0.00
	1253-00 Robert Jackson	0.00	0.00
	1254-00 Craig A. Oney	0.00	0.00

	1261-00 Allowance for Unrecoverable GST	0.00	0.00
	1290-00 Billable to JOA Partners	0.00	0.00
	1202-21 Jenks Costs Charged WHC	0.00

		252,481.83	293,507.37

	1252-00 Marshall Goldberg	0.00
	1400-00 Prepaid Expenses	0.00	0.00
	1401-00 Kansas Prepaids	0.00	0.00
	1402-00 Prepaid Insurance	4,343.65	2,544.00
	1403-00 Other Prepaid Expenses	0.00

		4,343.65	2,544.00

	1040-00 ND Bank Acct# 3493	50,000.00	50,000.00
	1471-00 KS Bond Deposit	5,400.00	3,600.00
	1472-00 Office Rental Security Deposit	1,500.00	1,500.00

		56,900.00	55,100.00

	1521-00 Original Cost	13,323.52	13,323.52
	1531-00 Original Cost	9,033.11	9,033.11
	1541-00 Original Cost - Post Falls	22,555.26	22,555.26

	1522-00 Depreciation	-6,019.72	-3,355.02
	1532-00 Depreciation	-3,613.17	-1,806.60
	1542-00 Accumulated Amortization	-15,663.25	-8,144.89

		19,615.75	31,605.38

	1761 Original Cost	2,308,752.58	2,308,752.58
	1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00	2,357,752.58
	1631-00 Original Cost	1,224,580.42	1,200,247.42

	1762 Accumulated Depletion	-1,175,123.90	-838,803.90
	1763 Capitalized Cost of Asset Retirement Obligation	0.00	0.00
	1632-00 Depreciation	-426,495.13	-275,194.84
	1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-1,117,265.38

	1635-01 Knudsen No. 1 - TDC	397,625.41
	1635-02 Jenks No. 1 - TDC	291,318.95
	1636-01 Knudsen No. 1 - IDC	660,024.73
	1636-02 Jenks No. 1 - IDC	580,441.36

	1640-00 Field Equipment - Girard
	1641-00 Field Equipment	544,575.27	634,705.56
	1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00

	1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
	1641-12 TDC - C. Kunshek 14-3	17,141.25	17,141.25
	1641-14 TDC - Dean Davied 11-6	22,100.00	22,100.00
	1641-22 TDC - Lucke 27-2	16,406.25	16,406.25
	1641-23 TDC - Roye 14-2	12,547.50	12,547.50
	1641-27 TDC - W. Kunshek 23-2	15,172.50	15,172.50
	1641-28 TDC - Burks 13-1	21,760.00	21,760.00
	1641.30 TDC - Geier 2-1	19,525.00	19,525.00	796,033.06

	1643.01 IDC - Anderson Unit 24	3,988.34	3,988.34

	1643.10 IDC - Bever 22-3	16,755.58	16,755.58
	1643.12 IDC - C. Kunshek 14-3	16,798.56	16,798.56
	1643.14 IDC - Dean Davied 11-6	15,204.55	15,204.55
	1643.22 IDC - Lucke 27-2	18,964.99	18,964.99
	1643.23 IDC - Roye 14-2	15,436.47	15,436.47
	1643.27 IDC - W. Kunshek 23-2	14,263.87	14,263.87
	1643.28 IDC - Burks 13-1	5,639.62	5,639.62

	1643.30 IDC - Geier 2-1	15,641.74	15,641.74

	1840 TDC - Girard	174,040.00	174,040.00
	1840.01 Anderson Unit 24	0.00	0.00

	1840.10 Bever 22-3	0.00	0.00
	1840.11 Bogle 10-1	16,800.00	16,800.00
	1840.12 C. Kunshek 14-3	0.00	0.00
	1840.14 Dean Davied 11-6	0.00	0.00
	1840.16 Finke 10-2	13,203.75	13,203.75
	1840.17 Finke 3-3	13,912.50	13,912.50
1840.19 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.19 Herlocker 13-2	22,100.00	22,100.00
1840.2 - Unproved Oil & Gas Property - Girard:TDC - Girard:
1840.20 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.20 Herlocker 13-5	21,760.00	21,760.00
1840.22 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.22 Lucke 27-2	0.00	0.00
1840.23 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.23 Roye 14-2	0.00	0.00
1840.24 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.24 Roye 27-1	16,800.00	16,800.00
1840.25 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.25 S. Johnson 10-3	15,172.50	15,172.50
1840.26 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.26 Ulbrich 10-3	21,080.00	21,080.00
1840.27 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.27 W. Kunshek 23-2	0.00	0.00
1840.28 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.28 Burks 13-1	0.00	0.00
1840.29 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.29 DeLange 9-2	19,880.00	19,880.00
1840.3 - Unproved Oil & Gas Property - Girard:TDC - Girard:
1840.30 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.30 Geier 2-1	0.00	0.00
1840.31 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.31 Nickelson 34-2	21,300.00	21,300.00
1840.32 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.32 C. Kunshek 14-1	21,760.00	21,760.00
1840.99 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.99 Credits and Transfers	-34,747.50	-34,747.50
1845.01 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.01 Anderson 24 Unit	0.00	0.00
1845.1 - Unproved Oil & Gas Property - Girard:IDC - Girard:
1845.10 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.10 Bever 22-3	0.00	0.00
1845.11 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.11 Bogle 10-1	3,248.16	3,248.16
1845.12 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.12 C. Kunshek 14-3	0.00	0.00
1845.14 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.14 Dean Davied 11-6	0.00	0.00
1845.15 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.15 DeLange 26-1	11,307.50	11,307.50
1845.16 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.16 Finke 10-2	12,908.83	12,908.83
1845.17 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.17 Finke 3-3	1,921.25	1,921.25
1845.19 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.19 Herlocker 13-2	15,402.97	15,402.97
1845.2 - Unproved Oil & Gas Property - Girard:IDC - Girard:
1845.20 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.20 Herlocker 13-5	15,336.13	15,336.13
1845.22 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.22 Lucke 27-2	0.00	0.00
1845.23 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.23 Roye 14-2	0.00	0.00
1845.24 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.24 Roye 27-1	3,748.13	3,748.13
1845.25 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.25 S. Johnson 10-3	14,873.51	14,873.51
1845.26 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.26 Ulbrich 10-3	16,655.04	16,655.04
1845.27 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.27 W. Kunshek 23-2	0.00	0.00
1845.28 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.28 Burks 13-1	0.00	0.00
1845.29 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.29 DeLange 9-2	16,999.47	16,999.47
1845.3 - Unproved Oil & Gas Property - Girard:IDC - Girard:
1845.30 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.30 Geier 2-1	0.00	0.00
1845.31 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.31 Nickelson 34-2	15,413.11	15,413.11
1845.32 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.32 C. Kunshek 14-1	1,930.00	1,930.00
1845.99 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.99 Credits & Transfers Out	0.00	0.00
1847 - Capitalized Asset Retirement Costs	1847 Capitalized Asset Retirement Costs	67,400.00	67,400.00	662,899.07

	1642 Accumulated Depreciation	-125,549.53	-76,402.37
1848 - Capitalized Asset Retirement Costs:Accumulated Dep	1848 Accumulated Depreciation of Capitalized ARO - Kansas	-4,814.28

	1651 Original Cost	2,604,270.74	2,604,270.74
	1653 Pipeline Easement(s)	1,600.00	1,600.00	2,605,870.74
	1652 Accumulated Depreciation	-288,753.05	-172,897.26

		7,459,146.86	6,256,237.86

Unproved O&G Properties

1801 - Unproved North Dakota Properties:Lease Acquisition	1801 Lease Acquisition Costs	147,084.79

1812 - Unproved Oil & Gas Property - Uniontown:Original C	1812 Original Cost	2,200,000.00	2,200,000.00
1816 - Unproved Oil & Gas Property - Uniontown:Uniontown	1816 Original Cost	294,479.29	294,479.29	2,494,479.29

1813 - Unproved Oil & Gas Property - Uniontown:Original C	1813 Allowance for Impairment	-1,474,000.00	-1,474,000.00
1817 - Unproved Oil & Gas Property - Uniontown:Uniontown	1817 Accumulated Amortization	-256,486.91	-162,734.48

1832 - Unproved Oil & Gas Property - Girard:Original Cost	1832 Original Cost	1,072,284.50	1,072,284.50
1833 - Unproved Oil & Gas Property - Girard:Accumulated A	1833 Accumulated Amortization	0.00	0.00
1836 - Unproved Oil & Gas Property - Girard:Leasehold Cos	1836 Original Cost	579,999.50	578,839.50	1,651,124.00
1837 - Unproved Oil & Gas Property - Girard:Leasehold Cos	1837 Accumulated Amortization	-436,915.91	-243,196.07

Unproved O&G Properties		2,126,445.26	2,265,672.74

		9,975,213.27	8,910,325.13

Accounts Payable
CC, 01 AP
2100 - Accounts Payable	2100 Accounts Payable	1,092,517.62	172,166.33
2106 - Corporate Credit Cards:Lindsay 9353	2106 Lindsay 9353	172.70
2107 - Corporate Credit Cards:Tammy 9361	2107 Tammy 9361	311.47
2155 - Accrued Payables:Other Accrued Expenses	2155 Other Accrued Expenses	8,845.61	95,000.00

Accounts Payable		1,101,847.40	267,166.33

CC, 02 Work Int & Royalties Pay.
2111 - Payable to Other Revenue Interests:Payable to Non-	2111 Payable to Non-Oerating WI's	90,085.75	44,511.92
2112 - Payable to Other Revenue Interests:Payable to Roya	2112 Payable to Royalty Owners	63,004.40	26,396.44
2113 - Payable to Other Revenue Interests:Payable Held in	2113 Payable Held in Suspense	4,008.96	36,996.35
2115 - Payable to Other Revenue Interests:Payable to Gira	2115 Payable to Girard Partner	5,351.84

CC, 02 Work Int & Royalties Pay.		162,450.95	107,904.71

CC, 03 Other Payables Int. Taxes
2120 - Deferred Compensation	2120 Deferred Compensation	66,666.59	35,000.00
2130 - Deferred Revenue JIB Production Expenses	2130 Deferred Revenue JIB Production Expenses	0.00	7,736.07
2150 - Accrued Payables	2150 Accrued Payables	0.00	0.00
2151 - Accrued Payables:Accrued Audit Fees	2151 Accrued Audit Fees	15,520.00	10,907.50
2152 - Accrued Payables:Accrued Officer's Expenses	2152 Accrued Officer's Expenses	0.00	2,836.37
2153 - Accrued Payables:Accrued Director's Fees	2153 Accrued Director's Fees	31,500.00	49,500.00
2154 - Accrued Payables:Accued Legal Fees	2154 Accued Legal Fees	10,393.87	5,568.75
2155 - Accrued Payables:Other Accrued Expenses		3,088.45
2200 - Interest Payable - Current	2200 Interest Payable - Current	37,500.00	16,000.00
2400 - Payroll Tax Payable	2140-00 Payroll Tax Payable	6,688.98	3,248.38
2700 - Interest Payable

CC, 03 Other Payables Int. Taxes		171,357.89	130,797.07

PP, 01 Current Note Payable
2302 - Notes Payable - Current:Note Payable - Capstar Dri	2302 Note Payable - Capstar Drilling	227,914.30
2310 - Notes Payable - Current:Promissory Note - $800k	2310 Promissory Note - $800k	0.00	800,000.00

		227,914.30	800,000.00

CC, 04 Asset Retirement Oblig,
2851 - Deferred Credits & Other Liabilities:Asset Retirem	2851 Asset Retirement Obligation	154,927.92	140,844.00

PP	Loans Payable
2800 - Notes Payable
1911 - Other Long-Term Assets:Investment in JV	1911 Investment in JV	250,000.00	125,000.00

PP, 02 LT Note Payable
1411 - Unamortized Discount on Note Payable	1411-00 Unamortized Discount on Note Payable	-740,853.84	0.00
PP, 03 Convertible Debentures
2805 - Notes Payable:Convertible Debentures 12.09	2805 Convertible Debentures 12.09	900,000.00
2806 - Notes Payable:Convertible Debentures 04.10	2806 Convertible Debentures 04.10	597,000.00

PP		1,161,074.08	265,844.00

SS	Equity
	SS, 01 Common Stock
3000 - Common Stock	3000 Common Stock	48,980.33	44,509.49

SS, 01 Common Stock		48,980.33	44,509.49

SS, 02 APIC
3070 - Common Stock:Warrants Outstanding
3100 - Paid-In Capital	3100 Paid-In Capital	16,677,076.04	12,493,829.80
3170 - Paid-In Capital:Warrants Outstanding	3170 Warrants Outstanding	431,242.22	327,962.00

SS, 02 APIC		17,108,318.26	12,821,791.80

SS, 03 Retained Earnings
3600 - Retained Earnings

SS, 04 Stock Issuance Obligation
3200 - Stock Issuance Obligation

 Holders

As of September 30, 2010, there were 95 stockholders of record who owned 48,980,326 shares of common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. All notes referred to in this Management Discussion and Analysis refer to the notes to the Consolidated Financial Statements presented in Item 8.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements."

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

Overview

This overview is presented in chronological order as to dates the respective transactions were completed.  It should be read in conjunction with the "Notes to the Consolidated Financial Statements" presented in Item 8, specifically Note 10 relative to Common Stock, and Note 4 and Note 5 relative to Asset Impairments.

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

On January 16, 2008, JayHawk purchased a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  In consideration for these properties JayHawk paid JED Oil $3.5 million in cash.  The cash used to complete this transaction was raised in the private placement transaction (Note 9 of the Notes to the Consolidated Financial Statements).

On March 31, 2008, JayHawk closed a transaction, initiated with an agreement dated February 18, 2008, whereby JayHawk acquired a 16 mile pipeline, associated easements, oil, gas and mineral leases to approximately 6,500 gross acres, 34 gas wells, compressor, and other field equipment.  In consideration for these assets JayHawk exchanged $1 million in cash and 1 million shares of our common stock (See Note 8 of the Notes to the Consolidated Financial Statements).

On April 18, 2008, JayHawk entered into an agreement to acquire oil and natural gas rights to 1,336 gross acres and 14 completed but non-producing gas wells, in exchange for $300,000 in cash and 50,000 shares of the Registrants common stock (See Note 8 of the Notes to the Consolidated Financial Statements).

On June 30, 2008, the Company agreed to purchase oil, gas and mineral leases on 11,462 gross acres, located in Crawford and Bourbon counties Kansas, and 5 completed and cased gas wells.  In consideration for these assets JayHawk paid $140,000 in cash and was obligated to issue 286,550 shares of its common stock as the leases were assigned at the rate of 25 shares per acre (See Note 8 of the Notes to the Consolidated Financial Statements).

On July 22, 2008, the former purchaser of our North Dakota crude oil production, SemCrude, L.P, filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  At the time of their filing we had not been paid for the crude oil they had taken from our properties for the months of June and July 2008.  As a consequence, we had an outstanding receivable exceeding $283,000 and offsetting allowance for doubtful accounts of $119,763 at September 30, 2009.  The amount was subsequently paid.  (See Note 3 of the Notes to the Consolidated Financial Statements).

During the 4th quarter of the year ending September 30, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allows DKTED to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard project).  This interest can be earned by DKTED after paying the Company $500,000 and spending a minimum of $1,300,000 over a three year period.  DKTED has the option to cap its participation and working interest at 42.5% after paying the Company $250,000 and spending $300,000 on workovers of existing wells during the first year, in what is described as the “Primary Program”.  As of September 30, 2010, DKTED had paid JayHawk the initial $250,000 obligation.  See Note 14, Subsequent Events, and Note 15, Commitments and Contingencies.

In September 2009, we completed a full analysis of the Crosby North Dakota property in which JayHawk is the operator.  At that time, there were five producing Ratcliffe formation oil wells with gross production of approximately 60 barrels of oil produced per day.  Considering that large mineral interests held in the area by JayHawk and its joint venture partners, the area was considered a prime opportunity for exploitation of the reserves attributable to the reservoir as determined by management’s analysis of the Crosby pool and other analogue oil pools within the same depositional fairway of the Crosby pool.  Many of these analogue pools had been successfully developed by other operators and had returned significant additional production and reserves associated with that drilling exploitation.  Corroboration for the development of the pool was also given by the independent engineering assessment performed by McDaniel Associates of Calgary, Alberta, Canada who had been commissioned by JayHawk to perform an independent third party report for the Company’s yearend in both 2008 and 2009.

In March 2010, JayHawk commenced the drilling of the first of two vertical wells on the Crosby property located on the western side of the acreage position.  These wells were inferred to be in the thick part of the reservoir and were offsetting some of the better producing wells in the pool.  Both wells were ultimately drilled and tested oil in the Ratcliffe target formation and despite early encouraging results, both wells produced oil at marginal rates over a longer production period and were eventually shut in during September of 2010.  Both wells are currently shut in pending further remedial action.  Should either of the wells be determined to be non-commercial, the well may be converted to water disposal in order to reduce trucking and disposal costs associated with the existing producing wells.

While the management and third party engineering assessments were both favorable in terms of the development potential of the Crosby pool, risk factors associated with any drilling of oil and gas resources are common.  These risk factors are associated with changing parameters within the reservoir and include, but are not limited to; non-deposition of reservoir, reduced porosity and permeability of reservoir rock when present, structural changes to the reservoir which may preclude the trapping of hydrocarbons, drainage of existing reserves by other wells, mechanical problems while drilling which may prevent production, rising costs due to unforeseen circumstances which may result in wells becoming non-commercial, lower than anticipated production rates due to changes in reservoir quality which were un-anticipated, well bore damage by drilling which may prevent commercial production of hydrocarbons, catastrophic failure during drilling which may prevent the well from reaching its intended target or other unforeseen events which may mitigate the economic success of a drilling operation.

 We have not entered into commodity swap arrangements or hedging transactions, and although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  Our future financial results continue to depend primarily on (1) our ability to discover commercial quantities of oil and gas; (2) the market price for oil and gas; (3) our ability to continue to source and screen potential projects; and (4) our ability to fully implement our exploration and development program with respect to these and other matters. We cannot assure that we will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Results of Operations

For the years ending September 30, 2010 and 2009 we report gross revenues of $684,707 and $588,410, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As commented on in Note 2 to the Consolidated Financial Statements for the period ended September 30, 2010, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2010 and 2009 JayHawk sold a gross 19,282 Bbls and 17,990 Bbls respectively.  Gross working interest in the revenues generated from the five North Dakota oil wells were $612,607 and $479,598 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

Balance Sheet 10K

$ 56,280	$ 5,658

225,415	293,507
4,344	2,544
286,039	301,709	(256,487)	(162,734)
		(436,916)	(243,196)
		(693,403)	(405,931)

2,126,445	2,265,673	(1,608,152)	(1,117,265)
		(130,364)	(76,402)
		(288,753)	(172,897)

6,647,808	6,256,238	(2,027,269)	(1,366,565)

19,616	31,605	(6,020)	(3,355)
8,793,869	8,553,516	(3,613)	(1,807)
		(15,663)	(8,145)
56,900	55,100	(25,296)	(13,307)

$ 9,136,808	$ 8,910,325

$ 1,101,847	$ 267,165
135,384	107,905
178,358	130,797
227,914	800,000
1,643,504	1,305,867
1,161,074	265,844

2,804,578	1,571,711

-	-

-	-

48,980	44,509
17,108,319	12,821,792
-	136,000
(10,825,069)	(5,663,688)
6,332,230	7,338,613

$ 9,136,808	$ 8,910,325

	$ (0.75)

$ 56,280	$ 5,658
229,758.85	296,051.37

(1,357,465)	-1,004,157.74

-811,339.00
Stmt of Operations 10K

$ 612,607	$ 479,598
72,101	108,812
684,707	588,410

-	-
286,464	211,507
26,060	187,638
1,797,583	1,069,577
1,292,359	659,714
2,443,622	737,607
5,846,088	2,866,043

$ (5,161,381)	$ (2,277,633)

-	-
-	-

$ (5,161,381)	$ (2,277,633)

$ (5,161,381)	$ (2,277,633)

$ (0.11)	$ (0.05)

47,512,481	43,699,043

Chg in Stockholder Equity 10K

42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,100
25,000	25	16,725			16,750
					-
74,575	74	74,184		(47,559)	26,699
51,000	51	20,859			20,910
1,000,000	1,000	199,000		-	200,000
				14,555	14,555
85,400	85	14,470		(14,555)	-
40,000	40	7,960			8,000
49,800	50	7,420			7,470
139,167	139	28,199		-	28,338

				136,000	136,000
203,625	204	40,521		-	40,725
30,000	30	11,670			11,700
			(2,277,633)		(2,277,633)
44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614
30,000	30	11,370	-	-	11,400
30,000	30	8,370	-	-	8,400
544,000	544	135,456	-	(136,000)	-
-	-	900,000	-	-	900,000
-	-	54,263		-	54,263
1,398,065	1,398	(1,398)	-	-	(0)
713,322	713	(713)	-	-	-
1,600,000	1,600	853,543	-	-	855,143
-	-	1,466,978	-	-	1,466,978
21,666	22	16,228	-	-	16,250
-	-	600,000	-	-	600,000
11,000	11	5,159	-	-	5,170
10,000	10	2,990	-	-	3,000
112,777	113	33,721	-	-	33,833
-	-	200,560	-	-	200,560
-	-	-	(5,161,381)	-	(5,161,381)
48,980,326	$ 48,980	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,230

Stmt of Cash Flows10K

$ (5,161,381)		$ (2,277,633)

-		1,249,259
-		12,804
-

-		311,147
-		-
-		-
68,092		120,355
(1,800)		13,483
(1,800)		-
834,682		(209,030)
75,040		533,561
-		-
(4,187,167)		(246,054)

(1,941,750)		(18,600)
(148,245)		(1,160)
-
-		(11,211)
(2,089,995)		(30,971)

-		200,000
-		-
-
-		200,000

(6,277,162)		(77,025)

5,658		82,683

$ (6,271,504)		$ 5,658

		$ -
$ -		$ 96,000

37,112.90		49,010.49
128,120.83		-43,395.22
-161,766.22		-91,957.62
-1,466,978.00
-137,850.75		-101,890.34
-7,119.90		-1,250.92
		-327,962.00
-759,146.16		-194,286.00
		-27,001.92
2,075.10		538.63
-78,136.58
67.15		588.00

-2,443,621.63	-737,606.90

Note 3 Trade Accts Rec

		Effect on Cash Flow
$ -	$ 283,485	$ 283,485
-	(119,763)	$ (119,763)
193,297	109,074	$ (84,223)
6,533	5,955	$ (579)
25,585	14,756	$ (10,829)
$ 225,415	$ 293,507	$ 68,092

Note 4 Unproved Prop Impairment

			Effect on Cash Flow

	$ 2,494,479	$ 2,494,479	$ -
	(1,474,000)	(1,474,000)	-
	(256,487)	(162,734)	93,752	Depreciation to operating Income
	$ 763,992	$ 857,745	$ 93,752

	$ 1,652,284	$ 1,651,124	$ (1,160)	Lease acquisition
	(436,916)	(243,196)	193,720	Depreciation to operating Income
	$ 1,215,368	$ 1,407,928	$ 192,560	Disposition of assets

North Dakota Project	$ 147,085	$ -	$ (147,085)	Lease acquisition costs
	-	-
Net investment in North Dakota Project	$ 147,085	$ -	$ (147,085)

	$ 2,126,445	$ 2,265,673	$ 139,227

	147,084.79

			Net Cash Flow Presentation
	2,200,000.00	2,200,000.00
	294,479.29	294,479.29	(148,245)	Proved Oil and Gas Additions
			287,472
	-1,474,000.00	-1,474,000.00	139,227
	-256,486.91	-162,734.48

	1,072,284.50	1,072,284.50
	0.00	0.00
	579,999.50	578,839.50
	-436,915.91	-243,196.07

	2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

						Effect on Cash Flow

		$ 2,357,753	$ 2,357,753			$ -
		1,224,580	1,200,247		Investment	(24,333)
		1,929,410	-			(1,929,410)
		(811,339)
		(1,608,152)	(1,117,265)			490,887	Adjustment to Opn Income
		$ 3,092,252	$ 2,440,735			$ (651,518)

		$ 705,903	$ 796,033			$ 90,130	Disposition of assets
		662,899	662,899			-
		(130,364)	(76,402)			$ 53,961	Adjustment to Opn Income
		$ 1,238,438	$ 1,382,530
						$ -

		$ 2,605,871	$ 2,605,871			$ -
		(288,753)	(172,897)			(115,856)
		$ 2,317,118	$ 2,432,973			$ (115,856)

Total Proved Oil and Gas Properties		$ 6,647,808	$ 6,256,238			$ 391,570

						Net Cash Flow Presentation
						(2,069,599)	Proved Oil and Gas Additions
		(811,339)				90,130	Disposition of assets
		(2,027,269)	(1,366,565)			428,993
						(1,550,476)

		2,308,752.58	2,308,752.58
	1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00	2,357,752.58
	1631-00 Original Cost	1,224,580.42	1,200,247.42

		-1,175,123.90	-838,803.90
		0.00	0.00
	1632-00 Depreciation	-426,495.13	-275,194.84
	1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-1,117,265.38

	1635-01 Knudsen No. 1 - TDC	397,625.41
	1635-02 Jenks No. 1 - TDC	291,318.95
	1636-01 Knudsen No. 1 - IDC	660,024.73
	1636-02 Jenks No. 1 - IDC	580,441.36

	1640-00 Field Equipment - Girard
	1641-00 Field Equipment	544,575.27	634,705.56
	1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00

	1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
		17,141.25	17,141.25
		22,100.00	22,100.00
		16,406.25	16,406.25
		12,547.50	12,547.50
		15,172.50	15,172.50
		21,760.00	21,760.00
		19,525.00	19,525.00	796,033.06

		3,988.34	3,988.34

		16,755.58	16,755.58
		16,798.56	16,798.56
		15,204.55	15,204.55
		18,964.99	18,964.99
		15,436.47	15,436.47
		14,263.87	14,263.87
		5,639.62	5,639.62

		15,641.74	15,641.74

		174,040.00	174,040.00
		0.00	0.00

		0.00	0.00
		16,800.00	16,800.00
		0.00	0.00
		0.00	0.00
		13,203.75	13,203.75
		13,912.50	13,912.50
		22,100.00	22,100.00

		21,760.00	21,760.00
		0.00	0.00
		0.00	0.00
		16,800.00	16,800.00
		15,172.50	15,172.50
		21,080.00	21,080.00
		0.00	0.00
		0.00	0.00
		19,880.00	19,880.00

		0.00	0.00
		21,300.00	21,300.00
		21,760.00	21,760.00
		-34,747.50	-34,747.50
		0.00	0.00

		0.00	0.00
		3,248.16	3,248.16
		0.00	0.00
		0.00	0.00
		11,307.50	11,307.50
		12,908.83	12,908.83
		1,921.25	1,921.25
		15,402.97	15,402.97

		15,336.13	15,336.13
		0.00	0.00
		0.00	0.00
		3,748.13	3,748.13
		14,873.51	14,873.51
		16,655.04	16,655.04
		0.00	0.00
		0.00	0.00
		16,999.47	16,999.47

		0.00	0.00
		15,413.11	15,413.11
		1,930.00	1,930.00
		0.00	0.00
		67,400.00	67,400.00	662,899.07

		-125,549.53	-76,402.37
		-4,814.28

		2,604,270.74	2,604,270.74
		1,600.00	1,600.00	2,605,870.74
		-288,753.05	-172,897.26

		0.00	7,459,146.86

Note 6 Other LT Assets

		Effect on Cash Flow

$ 1,500	$ 1,500	$ -
5,400	3,600	(1,800)
50,000	50,000	-
$ 56,900	$ 55,100	$ (1,800)

Note 8-Long Term Liabilities

	$ 154,928	$ 140,844
	$ 250,000	$ 125,000
	1,497,000	-
		-
	(285,887)	-
	(454,967)	-
	$ 1,161,074	$ 265,844

	154,927.92	140,844.00

	250,000.00	125,000.00

1411-00 Unamortized Discount on Note Payable	-740,853.84	0.00	285,887	454,967	740,854

	900,000.00
	597,000.00

	1,161,074.08	265,844.00

	0.00	0.00

Note 8 Uamortized Discount

735	300,000.00		-300,000.00	300,000.00			300,000.00
773	130,434.78		-430,434.78	130,434.78			430,434.78
	469,565.22		-900,000.00	469,565.22			900,000.00
818		19,565.00	-880,435.00	(19,565.00)			880,435.00
818		17,935.00	-862,500.00	(17,935.00)			862,500.00
819		19,565.00	-842,935.00	(19,565.00)			842,935.00
819		17,935.00	-825,000.00	(17,935.00)			825,000.00
820		19,565.00	-805,435.00	(19,565.00)			805,435.00
933		345,255.59	-460,179.41	(17,935.00)	376,630.00	410,870.00	787,500.00
820		17,935.00	-442,244.41	(345,255.59)	(345,255.59)		442,244.41
					31,374.41	410,870.00	442,244.41

959	381,182.00		-823,426.41	381,182.00	381,182.00		823,426.41
959	218,818.00		-1,042,244.41	218,818.00		218,818.00	1,042,244.41
982		15,882.58	-1,026,361.83	(9,117.42)		(9,117.42)	1,033,126.99
982		9,117.42	-1,017,244.41	(15,882.58)	(15,882.58)		1,017,244.41
982		21,059.25	-996,185.16	(21,059.25)	(1,494.02)	(19,565.23)	996,185.16
1016		9,117.42	-987,067.74	(9,117.42)		(9,117.42)	987,067.74
1016		15,882.58	-971,185.16	(15,882.58)	(15,882.58)		971,185.16
1016		21,059.25	-950,125.91	(21,059.25)	(1,494.02)	(19,565.23)	950,125.91
1025		1,090.00	-949,035.91	(1,090.00)		(1,090.00)	949,035.91
1047		9,117.42	-939,918.49	(9,117.42)		(9,117.42)	939,918.49
1047		15,882.58	-924,035.91	(15,882.58)	(15,882.58)		924,035.91
1047		21,059.25	-902,976.66	(21,059.25)	(1,494.02)	(19,565.23)	902,976.66
					360,426.61	542,550.05	902,976.66

1132		9,117.42	-893,859.24	(9,117.42)		(9,117.42)	893,859.24
1132		15,882.58	-877,976.66	(15,882.58)	(15,882.58)		877,976.66
1132		21,059.25	-856,917.41	(21,059.25)	(1,494.02)	(19,565.23)	856,917.41
1133		9,117.42	-847,799.99	(9,117.42)		(9,117.42)	847,799.99
1133		21,059.25	-826,740.74	(21,059.25)	(1,494.02)	(19,565.23)	826,740.74
1133		15,882.58	-810,858.16	(15,882.58)	(15,882.58)		810,858.16
1157		19,565.23	-791,292.93	(19,565.23)		(19,565.23)	791,292.93
1157		1,494.02	-789,798.91	(1,494.02)	(1,494.02)		789,798.91
1157		15,882.58	-773,916.33	(15,882.58)	(15,882.58)		773,916.33
		22,410.07	-751,506.26	(22,410.07)	(22,410.07)		751,506.26
1157		9,117.42	-742,388.84	(9,117.42)		(9,117.42)	742,388.84
		1,535.00	-740,853.84	(1,535.00)		(1,535.00)	740,853.84

					285,886.74	454,967.10	740,853.84

					740,853.84

Note 9 Asset Retirement Obl

$ 140,844	$ 128,040
-	-
-	-
14,084	12,804
-	-
$ 154,928	$ 140,844

Note 11 Stock Options

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-		$ -		$ -		$ -
							-		-		-		-
							-		-		-		-
							2,790,000		-		-		438,873
							2,790,000		$ -		$ -		$ 438,873

					1,100,000		550,000
					750,000		375,000
					150,000		75,000
					200,000		100,000
					200,000		100,000
					150,000		75,000
					2,550,000		1,275,000

					240,000

					2,790,000

Note 11 Stock Options Assumptio

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-
							99.30%
							1.43%

							-		$ -		$ -

Note 11 Stock Purchase Warrants

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-		$ -		$ -

Note 13 - Income tax

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

					$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (5,161,381)		$ (10,825,068)
					-		-		-		-		-
					-		1,474,000		-		-		1,474,000
					-		129,106		370,776		-		499,882
					-		-		102,804		-		102,804
					-		-		-		-		-
													-
					-		-		522,248		759,146		1,281,394
					40,000		4,154		750		-		44,904
					$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (4,402,235)		$ (7,422,084)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%

							$ 32,433		$ 6,211	0.2%
	September 30, 2007						185,280		35,481	0.2%
	September 30, 2008						1,521,082		291,287	0.2%
	September 30, 2009						1,281,054		245,321	0.2%
	September 30, 2010						4,402,235		840,827	0.2%
							$ 7,422,084		$ 1,419,127
									(578,300)
									$ 840,827

Wtd Avg Number of Shares

		06/30/04	66,000,000	66,000,000
		09/30/04		66,000,000
		12/31/04		66,000,000
		03/31/05		66,000,000
		06/30/05		66,000,000
		09/30/05		66,000,000
		12/31/05		66,000,000
		03/31/06		66,000,000
		06/30/06	24,000,000	90,000,000
		09/30/06		90,000,000
		12/31/06		90,000,000
		03/31/07		90,000,000
		06/21/07		90,000,000
			(56,000,000)	34,000,000
			2,882,659	36,882,659
		09/30/07		36,882,659
				36,882,659	108	3,983,327,172
		01/16/08	2,666,667	39,549,326	47	1,858,818,322
		03/03/08	50,000	39,599,326	28	1,108,781,128
		03/31/08	1,024,727	40,624,053	16	649,984,848
		03/31/08		40,624,053
		04/16/08	900,000	41,524,053
		04/16/08	599,939	42,123,992	19	800,355,848
		05/05/08	25,000	42,148,992	2	84,297,984
		05/07/08	50,000	42,198,992	2	84,397,984
		05/09/08	399,962	42,598,954	52	2,215,145,608
		06/30/08		42,598,954	3	127,796,862
		07/03/08	211,975	42,810,929	89	3,810,172,681
		09/30/08		42,810,929	366	14,723,078,437	40,226,990
		10/31/08		42,810,929	31	1,327,138,799
		10/31/08	25,000	42,835,929	61	2,612,991,669
		12/31/08		42,835,929	92	3,940,130,468	42,827,505
		12/31/08		42,835,929	12	514,031,148		42,810,929	31	1,327,138,799
		01/12/09	125,575	42,961,504	24	1,031,076,096		42,835,928	73	3,127,022,744
		02/05/09	1,000,000	43,961,504	54	2,373,921,216		42,961,504	24	1,031,076,096
		03/31/09		43,961,504		0		43,961,504	54	2,373,921,216
		03/31/09		43,961,504	90	3,919,028,460	43,544,761	43,961,504	182	7,859,158,855	43,182,192
		03/31/09		43,961,504	20	879,230,080		43,961,504	20	879,230,080
		04/20/09	85,400	44,046,904	30	1,321,407,120		44,046,904	30	1,321,407,120
		05/20/09	40,000	44,086,904	15	661,303,560		44,086,904	15	661,303,560
		06/04/09	49,800	44,136,704	26	1,147,554,304		44,136,704	26	1,147,554,304
		06/30/09		44,136,704	91	4,009,495,064	44,060,385	44,136,704	273	11,868,653,919	43,474,923

		06/30/09		44,136,704	30	1,324,101,120		44,136,704	30	1,324,101,120
		07/30/09	14,167	44,150,871	1	44,150,871		44,150,871	1	44,150,871
		07/31/09	125,000	44,275,871	4	177,103,484		44,275,871	4	177,103,484
		08/04/09	203,625	44,479,496	30	1,334,384,880		44,479,496	30	1,334,384,880
		09/03/09	30,000	44,509,496	27	1,201,756,392		44,509,496	27	1,201,756,392
		09/30/09		44,509,496	92	4,081,496,747	44,364,095		365	15,950,150,666	43,699,043

		09/30/09		44,509,496	2	89,018,992		44,509,496	2	89,018,992
11,700	0.39	10/02/09	30,000	44,539,496	28	1,247,105,888		44,539,496	28	1,247,105,888
11,700	0.39	10/30/09	30,000	44,569,496	17	757,681,432		44,569,496	17	757,681,432
136,000	0.25	11/16/09	544,000	45,113,496	45	2,030,107,320		45,113,496	45	2,030,107,320
		12/31/09		45,113,496	92	4,123,913,632	44,825,148		92	4,123,913,632	44,825,148
		12/31/09		45,113,496	12	541,361,952			12	541,361,952
286,957	0.21	01/12/10	1,395,965	46,509,461	15	697,641,915			15	697,641,915		44,509,496.00
	-	01/27/10	713,322	47,222,783	12	566,673,396			12	566,673,396		48,980,326.00
	-	02/08/10	2,100	47,224,883	17	802,823,011			17	802,823,011
	-	02/25/10	1,600,000	48,824,883	34	1,660,046,022			34	1,660,046,022		4,470,830.00
		03/31/10		48,824,883	90	4,268,546,296	47,428,292		182	8,392,459,928	46,112,417
		03/31/10		48,824,883	1	48,824,883			1	48,824,883
	-	04/01/10	21,666	48,846,549	33	1,611,936,117			33	1,611,936,117
	-	05/04/10	11,000	48,857,549	55	2,687,165,195			55	2,687,165,195
3,000	0.30	06/28/10	10,000	48,867,549	2	97,735,098			2	97,735,098
		06/30/10		48,867,549	91	4,445,661,293	48,853,421		273	12,838,121,221	47,026,085
		06/30/10		48,867,549	20	977,350,980			20	977,350,980
33,833	0.30	07/20/10	112,777	48,980,326	72	3,526,583,472			72	3,526,583,472
		07/23/10	23,971	49,004,297	0	0			0	0
		08/03/10	(2,092)	49,002,205	0	0			0	0
		08/03/10	(1,046)	49,001,159	0	0			0	0
		08/13/10	(13,889)	48,987,270	0				0	0
		08/13/10	(6,944)	48,980,326	0	0			0	0
		09/30/10		48,980,326	92	3,526,583,472	38,332,429		365	17,342,055,673	47,512,481
					365

				4,000,000	8.17%
				49,800	0.10%
				1,000	0.00%

				51,141,813
				154,012
				51,295,825

BS for Cash Flow Prep

		Effect on Cash

$ 56,280	$ 5,658	$ (50,622)

225,415	293,507.37	68,092.17
4,344	2,544	-1,799.65
286,039	301,709.37

2,126,445	2,265,672.74	139,227.48

6,647,808	6,256,237.86	-391,570

19,616	31,605.38	11,989.63
8,793,869	8,553,515.98

56,900	55,100	-1,800

$ 9,136,808	$ 8,910,325

$ 1,101,847	$ 267,165	$ 834,682
135,384.32	107,904.71	27,479.61
178,357.89	130,797.07	47,560.82	$ 75,040

227,914.3	800,000	-572,085.7
1,643,503.91	1,305,867.11
1,161,074.08	265,844	895,230.08

2,804,577.99	1,571,711.11

-	-

-	-

48,979	44,509.49	$ 4,470
17,108,319	12,821,792	$ 4,286,527
-	136,000	$ (136,000)
(10,825,069)	(5,663,688)	$ (5,161,381)
6,332,229.333	7,338,613.49

$ 9,136,807	$ 8,910,325	$ 0

$ (0)	$ (0.75)

Stmt of Cash Flow worksheet

		$ (5,161,381)	$ (2,277,633)

		1,797,583	1,249,259
			23,953
	(119,763)
	-	(119,763)	-

	(1,474,000)
	(1,474,000)	-	-

	140,844
	154,928	14,084	12,804

		-	311,147

		-	-

	293,507
	119,763
	225,415
	-	187,855	96,402

	2,544
	4,344	(1,800)	13,483

	55,100
	56,900	(1,800)

	267,166
	1,101,847	834,681	(209,030)

	238,702
	313,742	75,040	533,561

	-
	-	-	-

		(2,375,500)	(246,054)

		(2,069,599)	(18,600)
See workpaper tab

		(148,245)	(1,160)
See workpaper tab
		-	(11,211)

Net cash used by investing activities		(2,217,844)	(30,971)

		-	200,000

Borrowings with note payable, net		-	-
	1,065,844
	1,388,988	323,144
		323,144	200,000

		(4,270,200)	(77,025)

		5,658	82,683

		$ (4,264,542)	$ 5,658

		$ -	$ -
		$ -	$ 96,000

Chg in SH Equity for Cash Flow

44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614						7,338,614
											-
30,000	30	11,670	-	-	11,700	11,700					11,700
30,000	30	11,670	-	-	11,700	11,700					11,700
544,000	544	135,456	-	(136,000)	-						-
-	-	900,000	-	-	900,000						-
											-
1,398,065	1,398	(1,398)	-	-	(0)						-
713,322	713	(713)	-	-	0						-
1,600,000	1,600	853,543	-	-	855,143						-
		1,466,978	-		1,466,978				1,466,978		1,466,978
											-
21,666	22	16,228	-	-	16,250		16,250				16,250
		600,000	-		600,000						-
11,000	11	5,159	-	-	5,170	5,170					5,170
10,000	10	1,900	-	-	1,910						-
											-
112,777	113	33,721	-	-	33,833		33,833				33,833
		200,560	-		200,560			200,560			200,560
		51,753			51,753						-
			(5,161,381)		(5,161,381)					(5,161,381)	(5,161,381)
48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231	28,570	50,083	200,560	1,466,978	(5,161,381)	3,923,424

CFS Worksheet

			Effect on Cash

	$ 56,280	$ 5,658	50,621.92

accounts of $xxx,xxx and $119,763 at September 30, 2010 and 2009, respectively (Note 3)	225,415	293,507.37
	-	119,763
	-	-119,764	68,091.17

	4,344	2,544	-1,799.65
	286,039	301,708.37

	2,126,445	2,265,672.74	-139,227.48
			0
	1,474,000	1,474,000	0
	(1,474,000)	(1,474,000)	0

	6,647,808	6,256,237.86
Accum DD&A	1,608,152	1,117,265
	130,364	76,402
	288,753	172,897	-1,052,274.16
	(1,608,152)	-1,117,265.38
	(130,364)	-76,402.37
	(288,753)	-172,897.26	660,704.16
	6,647,808	6,256,238

	19,616	31,605.38
	6,020	3,355
	3,613	1,807
	15,663	8,145	0
	(6,020)	(3,355)
	(3,613)	(1,807)
	(15,663)	(8,145)	11,989.63
	19,616	31,605

	8,793,869	8,553,516

	56,900	55,100	-1,800

	$ 9,136,808	$ 8,910,324

	$ 1,101,847	$ 267,166	834,681.07

	135,384.32	107,904.71
	178,357.89	130,797.07	75,040.43

	227,914.3	800,000	-572,085.7
	1,643,503.91	1,305,868.11
	154,927.92	140,844	14,083.92
	250,000	125,000	125,000
1411-00 Unamortized Discount on Note Payable	-740,853.84	0	740,853.84
	900,000
	597,000		1,497,000
	1,161,074.08	265,844	2,376,937.76

	2,804,577.99	1,571,712.11

	-	-

	-	-	0
			0
			0
	48,980	44,509.49	-4,470.953
	17,108,318	12,821,792	-4,286,526.26
	-	136,000	136,000
	(10,825,069)	-5,663,688	5,161,380.67
	6,332,230.033	7,338,613.49

	$ 9,136,808	$ 8,910,326

	$ 0

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -
							-		$ -		$ 1,944	$ 2,200
		Proved properties (includes wells, equipment and related facilities acquired with proved reserves)					-		-		6,161	-
							-		-		-	-
	Production and development capital expenditures						-		-		1,327	-
							$ -		$ -		$ 9,432	$ 2,200

Capitalized Costs Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Capitalized Costs Relating to Oil and Gas Producing Activities

		Unproved Properties					$ 4,294		$ 4,145		$ 4,144	$ 2,200
		Proved Properties					2,358		2,358		2,358	-
	Wells, equipment and related facilities						7,124		5,265		5,246	-
		Total capitalized costs					$ 13,776		$ 11,768		$ 11,748	$ 2,200
	Less: Allowance for depreciation, depletion, amortization and lease impairment						(5,001)		(3,246)		(2,202)	-
							$ 8,774		$ 8,522		$ 9,546	$ 2,200

							8,793,868.87		8,553,515.98
							(19,615.75)		(31,605.38)
							8,774,253.12		8,521,910.60

							8,774		8,522

							(0.00)

							$ 149
							(0)
							1,859

Calc of Capitalied Oil and Gas

	13,323.52	13,323.52
	-6,019.72	-3,355.02
	$ 7,303.80	$ 9,968.50

	9,033.11	9,033.11
	-3,613.17	-1,806.60
	$ 5,419.94	$ 7,226.51

	22,555.26	22,555.26
	-15,663.25	-8,144.89
	$ 6,892.01	$ 14,410.37
	$ 19,615.75	$ 31,605.38

	1,224,580.42	1,200,247.42
	$ 1,224,580.42	$ 1,200,247.42

	397,625.41
	291,318.95
	660,024.73
	580,441.36
	$ 1,929,410.45	$ 0.00

	$ 5,511,743.45	$ 3,558,000.00

	3,988.34	3,988.34
	16,755.58	16,755.58
	16,798.56	16,798.56
	15,204.55	15,204.55
	18,964.99	18,964.99
	15,436.47	15,436.47
	14,263.87	14,263.87
	5,639.62	5,639.62
	15,641.74	15,641.74
	$ 122,693.72	$ 122,693.72
	174,040.00	174,040.00
	0.00	0.00
	0.00	0.00
	16,800.00	16,800.00
	0.00	0.00
	0.00	0.00
	13,203.75	13,203.75
	13,912.50	13,912.50
	22,100.00	22,100.00
	21,760.00	21,760.00
	0.00	0.00
	0.00	0.00
	16,800.00	16,800.00
	15,172.50	15,172.50
	21,080.00	21,080.00
	0.00	0.00
	0.00	0.00
	19,880.00	19,880.00
	0.00	0.00
	21,300.00	21,300.00
	21,760.00	21,760.00
	-34,747.50	-34,747.50
	67,400.00	67,400.00
	$ 410,461.25	$ 410,461.25

	0.00	0.00
	0.00	0.00
	3,248.16	3,248.16
	0.00	0.00
	0.00	0.00
	11,307.50	11,307.50
	12,908.83	12,908.83
	1,921.25	1,921.25
	15,402.97	15,402.97
	15,336.13	15,336.13
	0.00	0.00
	0.00	0.00
	3,748.13	3,748.13
	14,873.51	14,873.51
	16,655.04	16,655.04
	0.00	0.00
	0.00	0.00
	16,999.47	16,999.47
	0.00	0.00
	15,413.11	15,413.11
	1,930.00	1,930.00
	0.00	0.00
	$ 129,744.10	$ 129,744.10

	544,575.27	634,705.56
	20,400.00	20,400.00
	16,275.00	16,275.00
	17,141.25	17,141.25
	22,100.00	22,100.00
	16,406.25	16,406.25
	12,547.50	12,547.50
	15,172.50	15,172.50
	21,760.00	21,760.00
	19,525.00	19,525.00
	$ 705,902.77	$ 796,033.06

						-125,549.53	-76,402.37	-125,549.53	-76,402.37
						-4,814.28

	$ 1,368,801.84	$ 1,458,932.13

	2,604,270.74	2,604,270.74
						-288,753.05	-172,897.26	-288,753.05	-172,897.26
	1,600.00	1,600.00
Total JayHawk Gas Transportation	$ 2,317,117.69	$ 2,432,973.48				-414,302.58	-249,299.63
Total Proved and Devloped oil & gas properties, net of accumulated DD&A	$ 9,197,662.98	$ 7,449,905.61

1761 Proved Reserves-Candak	2,308,752.58	2,308,752.58
1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00
Total 1761 Proved Reserves-Candak	$ 2,357,752.58	$ 2,357,752.58
					zAccumulated DD&A-Candak, ND
Proved Properties	$ 2,357,752.58	$ 2,357,752.58			1632-00 Accumulated Depreciation-Field Equipment Candak	-426,495.13	-275,194.84	-426,495.13	-275,194.84
Accum Deprec Unproved Properties	-1608152.31	-1117265.38			1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-6,533.28	-3,266.64
	$ 749,600.27	$ 1,240,487.20			1762 Accumulated Depletion-Candak Reserves	-1,175,123.90	-838,803.90	-1,175,123.90	-838,803.90
						-1,608,152.31	-1,117,265.38

Unproved oil and gas properties, net of allowances for impairment
Kansas Girard Project Unproved
1832 Original Cost	1,072,284.50	1,072,284.50
1833 Accumulated Amortization	0.00	0.00
1835 Leasehold Costs
1836 Original Cost	579,999.50	578,839.50
					1837 Accumulated Amortization	-436,915.91	-243,196.07	-436,915.91	-243,196.07
Kansas Uniontown Project Unproved
	2,200,000.00	2,200,000.00
						-1,474,000.00	-1,474,000.00	-1,474,000.00	-1,474,000.00

	294,479.29	294,479.29
						-256,486.91	-162,734.48	-256,486.91	-162,734.48

	147,084.79

Unproved Properties	4,293,848.08	4,145,603.29						-4,189,857.71	-3,246,495.56
	-2,167,402.82	-1,879,930.55							-2,997,195.93
	2,126,445.26	2,265,672.74							-249,299.63

Unproved Properties	$ 4,294	$ 4,145	$ 4,144	$ 2,200
Proved Properties	2,358	2,358	2,358	-
Wells, equipment and related facilities	7,124	5,265	5,246	-
Total capitalized costs	$ 13,776	$ 11,768	$ 11,748	$ 2,200
Less: Allowance for depreciation, depletion, amortization and lease impairment	(4,190)	(3,246)	(2,202)	-
	$ 9,586	$ 8,522	$ 9,546	$ 2,200

	9,605,207.87	8,553,515.98
	(19,615.75)	(31,605.38)
	9,585,592.12	8,521,910.60

	9,586	8,522

	$ 149
	$ (0)
	$ 1,859
	$ 2,008

Operating Results Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Results of Operations for Oil and Gas Producing Activities
							Year Ended

	Operating Revenue						$ 684,707		$ 588,410
	Costs and expenses
		Exploration expenses					-		-
		Producrtion expenses					260,413		399,145
		General and administrative expenses					52,112		30,000
							1,771,509		1,044,803
	Total costs and expenses						$ 2,084,034		$ 1,473,948

	Results of operations before income taxes						(1,399,326)		(885,538)
							-		-
	Net results for operations						$ (1,399,326)		$ (885,538)

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

	Operating Revenue						$ 684,707		$ 588,410
	Costs and expenses
		Exploration expenses					-		-
		Producrtion expenses					312,524		399,145
		General and administrative expenses					32,113		30,000
							-		1,044,803	(24,774)
	Total costs and expenses						$ 344,638		$ 1,473,948

	Results of operations before income taxes						340,070		(885,538)
							-		-
	Net results for operations						$ 340,070		$ (885,538)

10K Discl. Oil Reserves

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Results of Operations for Oil and Gas Producing Activities
							In Barrels
							53,400		$ 1,490,500
							26,000		49,800
							25,200		665,400
		Total proved reserves					104,600		$ 2,205,700

							$ -		$ 242,500
							-		114,560
							-		302,653
							$ -		$ 659,713

10K Stock Prices

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14

						2010			2009

						$ 0.92	$ 0.22		$ 1.06	$ 0.13
						2.16	0.80		0.56	0.15
						1.08	0.30		0.64	0.17
						0.34	0.19		0.50	0.25

Stock Prices

11/12/2009	0.27	0.27	0.22	0.26	110,100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35,000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118,400	0.29
11/10/2009	0.26	0.27	0.25	0.26	64,700	0.26
11/13/2009	0.26	0.27	0.25	0.25	22,200	0.25
11/17/2009	0.25	0.27	0.25	0.27	36,600	0.27
11/11/2009	0.25	0.28	0.25	0.27	26,200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56,900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55,200	0.26
11/6/2009	0.26	0.27	0.26	0.26	35,900	0.26
11/18/2009	0.26	0.27	0.26	0.26	19,000	0.26
10/20/2009	0.27	0.28	0.26	0.27	62,000	0.27
10/28/2009	0.28	0.28	0.26	0.27	82,700	0.27
11/2/2009	0.27	0.28	0.26	0.26	65,900	0.26
11/3/2009	0.26	0.28	0.26	0.26	40,300	0.26
11/4/2009	0.26	0.28	0.26	0.27	48,600	0.27
11/9/2009	0.26	0.28	0.26	0.27	36,600	0.27
10/21/2009	0.27	0.29	0.26	0.28	136,700	0.28
11/5/2009	0.26	0.29	0.26	0.26	28,900	0.26
11/24/2009	0.26	0.29	0.26	0.27	45,700	0.27
10/19/2009	0.3	0.31	0.26	0.28	269,100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491,700	0.33
10/22/2009	0.29	0.3	0.27	0.28	83,200	0.28
10/27/2009	0.27	0.3	0.27	0.28	35,300	0.28
10/29/2009	0.27	0.3	0.27	0.28	53,900	0.28
10/30/2009	0.3	0.3	0.27	0.27	58,800	0.27
10/23/2009	0.28	0.3	0.28	0.28	65,400	0.28
10/26/2009	0.28	0.3	0.28	0.28	42,800	0.28
10/12/2009	0.31	0.33	0.28	0.29	130,200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66,400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75,400	0.3
10/9/2009	0.32	0.32	0.3	0.31	64,600	0.31
10/16/2009	0.3	0.32	0.3	0.31	231,600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59,600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185,100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69,900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136,600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110,400	0.35
10/1/2009	0.36	0.37	0.35	0.36	93,500	0.36
10/2/2009	0.35	0.37	0.35	0.37	68,500	0.37
10/5/2009	0.37	0.38	0.35	0.36	55,900	0.36
11/30/2009	0.37	0.44	0.35	0.44	396,300	0.44
12/8/2009	0.38	0.44	0.35	0.43	456,700	0.43
11/27/2009	0.37	0.39	0.36	0.38	79,900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379,100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495,200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227,200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433,900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234,300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438,100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2,828,900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961,800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1,267,800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429,400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546,200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181,500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647,400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1,370,100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2,502,800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1,123,200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915,200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858,000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625,400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965,400	0.88

1/27/2010	0.8	1.18	0.8	1.15	4,125,900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5,650,500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1,595,700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923,600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682,000	1.06
3/31/2010	1.01	1.02	1	1.02	338,900	1.02
3/4/2010	1.01	1.05	1	1.02	1,168,700	1.02
3/30/2010	1.05	1.08	1	1.01	354,600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1,009,000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376,300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1,861,400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417,200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426,100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3,622,400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166,200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4,281,400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251,400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283,200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142,200	1.11
1/29/2010	1.17	1.19	1.1	1.1	821,000	1.1
3/18/2010	1.16	1.19	1.1	1.16	362,100	1.16
1/5/2010	1.11	1.41	1.1	1.4	5,095,100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2,034,300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1,755,600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400,300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475,300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1,059,500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1,585,300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2,781,200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959,800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743,300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381,000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846,400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222,200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1,220,100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801,400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590,000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1,885,800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303,200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334,000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2,402,900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4,024,000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3,196,900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1,363,400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1,085,400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1,526,400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2,471,900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5,083,900	1.9
1/11/2010	1.55	1.66	1.55	1.64	2,155,000	1.64
1/14/2010	1.58	1.66	1.55	1.65	1,582,500	1.65
2/9/2010	1.79	1.8	1.56	1.75	2,203,000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1,814,900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562,500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1,036,700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1,882,100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1,731,700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1,442,800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820,900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526,400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1,801,000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3,096,500	2.12

6/30/2010	0.31	0.34	0.3	0.34	109,700	0.34
6/25/2010	0.32	0.34	0.32	0.32	64,700	0.32
6/29/2010	0.32	0.34	0.32	0.33	103,400	0.33
6/28/2010	0.32	0.35	0.32	0.32	78,300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161,000	0.32
6/22/2010	0.37	0.37	0.35	0.35	107,300	0.35
6/23/2010	0.35	0.37	0.35	0.35	50,900	0.35
6/21/2010	0.37	0.37	0.36	0.37	92,000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97,100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668,500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88,100	0.41
5/25/2010	0.43	0.44	0.41	0.41	160,300	0.41
6/9/2010	0.41	0.44	0.41	0.41	90,800	0.41
6/15/2010	0.44	0.44	0.41	0.42	72,300	0.42
5/26/2010	0.45	0.45	0.41	0.45	90,600	0.45
6/7/2010	0.42	0.45	0.41	0.41	49,400	0.41
6/8/2010	0.41	0.45	0.41	0.45	54,000	0.45
6/14/2010	0.44	0.45	0.43	0.44	57,600	0.44
5/24/2010	0.46	0.46	0.41	0.43	119,400	0.43
6/10/2010	0.42	0.46	0.41	0.44	125,700	0.44
6/4/2010	0.43	0.46	0.42	0.42	118,900	0.42
6/3/2010	0.45	0.46	0.43	0.46	106,500	0.46
6/11/2010	0.44	0.46	0.44	0.45	56,600	0.45
5/21/2010	0.43	0.47	0.43	0.46	167,800	0.46
5/5/2010	0.45	0.48	0.42	0.44	500,300	0.44
5/27/2010	0.45	0.48	0.44	0.47	103,000	0.47
6/2/2010	0.49	0.49	0.42	0.45	86,100	0.45
6/1/2010	0.49	0.49	0.43	0.44	141,700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219,800	0.43
5/28/2010	0.49	0.5	0.44	0.48	124,000	0.48
5/6/2010	0.43	0.52	0.42	0.46	501,900	0.46
5/4/2010	0.51	0.52	0.47	0.47	1,186,900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156,000	0.5
5/17/2010	0.52	0.53	0.48	0.52	170,600	0.52
5/18/2010	0.53	0.53	0.48	0.52	86,100	0.52
5/14/2010	0.55	0.55	0.5	0.52	134,100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191,100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108,400	0.54
5/7/2010	0.5	0.63	0.48	0.58	548,700	0.58
5/3/2010	0.63	0.63	0.53	0.58	336,900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275,800	0.56
4/28/2010	0.66	0.67	0.62	0.63	319,200	0.63
4/29/2010	0.61	0.68	0.6	0.67	317,700	0.67
5/10/2010	0.62	0.68	0.6	0.63	620,300	0.63
4/30/2010	0.69	0.69	0.6	0.61	358,300	0.61
4/27/2010	0.69	0.7	0.66	0.68	362,100	0.68
4/21/2010	0.73	0.75	0.7	0.7	211,000	0.7
4/23/2010	0.7	0.75	0.7	0.74	227,300	0.74
4/26/2010	0.74	0.75	0.7	0.7	263,600	0.7
4/20/2010	0.73	0.77	0.71	0.71	276,200	0.71
4/22/2010	0.75	0.78	0.7	0.7	283,000	0.7
4/13/2010	0.79	0.82	0.72	0.72	517,400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362,300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270,900	0.82
4/12/2010	0.84	0.88	0.81	0.81	381,600	0.81
4/9/2010	0.87	0.9	0.8	0.85	1,329,000	0.85
4/8/2010	0.99	1	0.88	0.91	846,300	0.91
4/7/2010	1	1.02	1	1.01	270,000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188,800	1.02
4/15/2010	1.01	1.05	0.77	0.85	1,339,300	0.85
4/1/2010	1.02	1.05	1.02	1.05	242,400	1.05
4/14/2010	0.73	1.07	0.58	0.99	3,535,400	0.99
4/5/2010	1.05	1.08	1.01	1.03	258,800	1.03

9/7/2010	0.2	0.2	0.19	0.2	92,600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165,500	0.21
9/15/2010	0.2	0.2	0.2	0.2	46,800	0.2
9/16/2010	0.2	0.2	0.2	0.2	70,600	0.2
9/28/2010	0.2	0.2	0.2	0.2	54,100	0.2
8/31/2010	0.21	0.21	0.2	0.21	102,600	0.21
9/1/2010	0.21	0.21	0.2	0.2	130,500	0.2
9/3/2010	0.21	0.21	0.2	0.2	54,100	0.2
9/8/2010	0.2	0.21	0.2	0.2	35,800	0.2
9/9/2010	0.21	0.21	0.2	0.2	85,800	0.2
9/10/2010	0.21	0.21	0.2	0.2	74,300	0.2
9/13/2010	0.2	0.21	0.2	0.21	87,000	0.21
9/17/2010	0.2	0.21	0.2	0.21	158,800	0.21
9/20/2010	0.21	0.21	0.2	0.21	63,800	0.21
9/21/2010	0.21	0.21	0.2	0.2	69,200	0.2
9/22/2010	0.2	0.21	0.2	0.21	97,100	0.21
9/23/2010	0.2	0.21	0.2	0.2	98,600	0.2
9/24/2010	0.2	0.21	0.2	0.2	54,500	0.2
9/27/2010	0.2	0.21	0.2	0.2	61,200	0.2
9/29/2010	0.2	0.21	0.2	0.21	155,200	0.21
8/23/2010	0.22	0.22	0.2	0.2	83,400	0.2
8/24/2010	0.2	0.22	0.2	0.2	64,000	0.2
8/25/2010	0.22	0.22	0.2	0.21	96,700	0.21
8/26/2010	0.2	0.22	0.2	0.22	112,500	0.22
8/27/2010	0.2	0.22	0.2	0.2	66,600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52,900	0.21
9/14/2010	0.22	0.22	0.2	0.2	133,600	0.2
9/30/2010	0.21	0.34	0.2	0.3	737,000	0.3
7/15/2010	0.21	0.22	0.21	0.21	119,100	0.21
7/29/2010	0.22	0.22	0.21	0.22	190,500	0.22
7/30/2010	0.22	0.22	0.21	0.22	71,800	0.22
8/2/2010	0.22	0.22	0.21	0.22	230,800	0.22
8/3/2010	0.21	0.22	0.21	0.21	79,600	0.21
8/4/2010	0.21	0.22	0.21	0.21	124,100	0.21
8/5/2010	0.21	0.22	0.21	0.21	52,200	0.21
8/19/2010	0.21	0.22	0.21	0.22	35,800	0.22
8/16/2010	0.23	0.23	0.21	0.22	100,400	0.22
8/17/2010	0.21	0.23	0.21	0.21	74,100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34,200	0.23
7/14/2010	0.24	0.24	0.21	0.22	363,000	0.22
7/16/2010	0.21	0.25	0.21	0.23	137,600	0.23
8/6/2010	0.21	0.25	0.21	0.24	142,600	0.24
8/20/2010	0.22	0.22	0.22	0.22	99,900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183,200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165,100	0.22
7/22/2010	0.22	0.25	0.22	0.23	193,300	0.23
7/23/2010	0.23	0.25	0.22	0.24	160,900	0.24
7/26/2010	0.25	0.25	0.22	0.23	224,200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50,000	0.24
8/10/2010	0.22	0.25	0.22	0.23	86,200	0.23
8/13/2010	0.25	0.25	0.22	0.23	286,200	0.23
7/19/2010	0.25	0.25	0.23	0.23	272,000	0.23
7/20/2010	0.25	0.25	0.23	0.24	99,300	0.24
7/21/2010	0.25	0.25	0.23	0.25	270,300	0.25
8/11/2010	0.23	0.25	0.23	0.23	101,000	0.23
8/12/2010	0.23	0.25	0.23	0.25	55,900	0.25
7/13/2010	0.26	0.26	0.24	0.24	236,300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266,600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181,500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153,800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55,300	0.28
7/2/2010	0.29	0.3	0.27	0.27	83,100	0.27
7/6/2010	0.27	0.3	0.27	0.3	226,200	0.3
7/1/2010	0.3	0.34	0.28	0.29	80,100	0.29

12/31/2008	0.13	0.15	0.13	0.14	205000	0.14
12/30/2008	0.22	0.24	0.15	0.16	182800	0.16
12/23/2008	0.2	0.22	0.2	0.22	84900	0.22
12/26/2008	0.21	0.22	0.2	0.22	49200	0.22
12/22/2008	0.22	0.27	0.2	0.2	85000	0.2
12/10/2008	0.25	0.3	0.2	0.26	83100	0.26
12/24/2008	0.22	0.22	0.21	0.21	31900	0.21
12/29/2008	0.22	0.24	0.22	0.22	44800	0.22
12/17/2008	0.25	0.29	0.25	0.28	35300	0.28
12/18/2008	0.25	0.29	0.25	0.27	40200	0.27
12/19/2008	0.27	0.29	0.25	0.27	47900	0.27
12/15/2008	0.3	0.3	0.25	0.26	28400	0.26
12/16/2008	0.28	0.3	0.25	0.25	47000	0.25
12/5/2008	0.31	0.31	0.25	0.28	69800	0.28
12/12/2008	0.3	0.31	0.25	0.3	39000	0.3
12/8/2008	0.28	0.39	0.25	0.31	53400	0.31
12/11/2008	0.26	0.35	0.26	0.3	21900	0.3
12/9/2008	0.31	0.33	0.28	0.3	24000	0.3
12/2/2008	0.36	0.4	0.3	0.33	78200	0.33
12/4/2008	0.35	0.35	0.31	0.32	25600	0.32
12/3/2008	0.38	0.38	0.31	0.35	16800	0.35
10/10/2008	0.7	0.7	0.31	0.45	418300	0.45
11/25/2008	0.35	0.4	0.35	0.37	50000	0.37
11/26/2008	0.37	0.4	0.35	0.36	27300	0.36
11/24/2008	0.4	0.43	0.35	0.35	32700	0.35
12/1/2008	0.35	0.43	0.35	0.36	45500	0.36
11/21/2008	0.43	0.5	0.35	0.4	140700	0.4
11/28/2008	0.4	0.4	0.36	0.38	22100	0.38
10/13/2008	0.45	0.8	0.4	0.77	197900	0.77
11/20/2008	0.51	0.51	0.43	0.46	85800	0.46
11/19/2008	0.53	0.57	0.43	0.47	22100	0.47
11/13/2008	0.51	0.58	0.51	0.58	15000	0.58
10/24/2008	0.71	0.72	0.52	0.56	210300	0.56
11/17/2008	0.53	0.6	0.53	0.53	37100	0.53
11/18/2008	0.53	0.61	0.53	0.53	32400	0.53
11/14/2008	0.55	0.58	0.55	0.58	44800	0.58
11/11/2008	0.62	0.62	0.59	0.59	25800	0.59
11/10/2008	0.62	0.65	0.59	0.62	38200	0.62
10/27/2008	0.65	0.68	0.59	0.6	57900	0.6
10/28/2008	0.6	0.67	0.6	0.64	40700	0.64
11/3/2008	0.67	0.67	0.6	0.62	11700	0.62
10/31/2008	0.66	0.68	0.6	0.67	18200	0.67
10/29/2008	0.64	0.69	0.61	0.62	56000	0.62
11/4/2008	0.67	0.69	0.61	0.64	61500	0.64
11/12/2008	0.62	0.69	0.61	0.62	36500	0.62
11/7/2008	0.65	0.65	0.62	0.64	14600	0.64
11/6/2008	0.65	0.66	0.62	0.65	17500	0.65
11/5/2008	0.62	0.67	0.62	0.65	41200	0.65
10/30/2008	0.62	0.68	0.62	0.68	27000	0.68
10/17/2008	0.66	0.75	0.65	0.74	63000	0.74
10/20/2008	0.75	0.8	0.66	0.73	49200	0.73
10/22/2008	0.72	0.75	0.67	0.75	65400	0.75
10/9/2008	0.79	0.84	0.7	0.71	62700	0.71
10/15/2008	0.8	0.87	0.7	0.8	60100	0.8
10/6/2008	0.95	1.01	0.7	0.76	166300	0.76
10/23/2008	0.72	0.77	0.72	0.74	37800	0.74
10/21/2008	0.78	0.78	0.72	0.73	22900	0.73
10/16/2008	0.84	0.85	0.72	0.75	42900	0.75
10/8/2008	0.8	0.85	0.76	0.8	103100	0.8
10/7/2008	0.77	0.97	0.77	0.85	48400	0.85
10/14/2008	0.77	1.01	0.77	0.86	183600	0.86
10/3/2008	0.91	1.01	0.9	0.98	44000	0.98
10/2/2008	1.05	1.05	0.91	0.91	38300	0.91
10/1/2008	1.04	1.06	0.95	1.03	24700	1.03

3/12/2009	0.19	0.19	0.16	0.19	18300	0.19
3/11/2009	0.19	0.19	0.17	0.19	19100	0.19
3/6/2009	0.16	0.2	0.16	0.2	30300	0.2
3/9/2009	0.2	0.2	0.16	0.19	32100	0.19
3/10/2009	0.16	0.2	0.16	0.19	18500	0.19
3/17/2009	0.2	0.2	0.17	0.2	11900	0.2
3/5/2009	0.19	0.21	0.16	0.16	7800	0.16
3/16/2009	0.21	0.21	0.17	0.17	48600	0.17
3/18/2009	0.2	0.21	0.17	0.2	19700	0.2
3/19/2009	0.21	0.21	0.2	0.21	21500	0.21
3/2/2009	0.22	0.22	0.15	0.18	129500	0.18
3/4/2009	0.22	0.22	0.16	0.21	40100	0.21
2/23/2009	0.21	0.22	0.2	0.2	32000	0.2
2/20/2009	0.21	0.22	0.21	0.21	43200	0.21
2/27/2009	0.22	0.22	0.21	0.21	13100	0.21
3/13/2009	0.17	0.23	0.17	0.23	37500	0.23
3/20/2009	0.21	0.23	0.2	0.23	102500	0.23
3/27/2009	0.22	0.23	0.2	0.2	53700	0.2
3/30/2009	0.23	0.23	0.2	0.22	29600	0.22
2/19/2009	0.21	0.23	0.21	0.21	13500	0.21
2/26/2009	0.21	0.23	0.21	0.21	16100	0.21
3/25/2009	0.22	0.23	0.22	0.22	6600	0.22
3/26/2009	0.23	0.23	0.22	0.23	19700	0.23
3/31/2009	0.24	0.24	0.2	0.2	23200	0.2
2/13/2009	0.22	0.24	0.22	0.24	35000	0.24
3/24/2009	0.22	0.24	0.22	0.22	131100	0.22
3/3/2009	0.15	0.25	0.15	0.19	32400	0.19
2/5/2009	0.25	0.25	0.2	0.21	87100	0.21
2/24/2009	0.25	0.25	0.2	0.25	46900	0.25
2/18/2009	0.25	0.25	0.21	0.22	38800	0.22
2/25/2009	0.25	0.25	0.21	0.21	23900	0.21
2/12/2009	0.25	0.25	0.22	0.22	24600	0.22
2/6/2009	0.23	0.25	0.23	0.25	45500	0.25
2/9/2009	0.25	0.25	0.23	0.25	19800	0.25
3/23/2009	0.24	0.25	0.24	0.24	73200	0.24
2/4/2009	0.26	0.26	0.2	0.23	50700	0.23
2/3/2009	0.27	0.27	0.2	0.26	51000	0.26
2/2/2009	0.27	0.27	0.25	0.25	21200	0.25
1/5/2009	0.27	0.28	0.23	0.27	63500	0.27
1/2/2009	0.15	0.29	0.15	0.27	101700	0.27
2/17/2009	0.24	0.29	0.21	0.25	49700	0.25
2/10/2009	0.23	0.29	0.23	0.23	85000	0.23
2/11/2009	0.23	0.29	0.23	0.25	17000	0.25
1/30/2009	0.3	0.3	0.25	0.25	70400	0.25
1/29/2009	0.28	0.31	0.27	0.27	60800	0.27
1/23/2009	0.28	0.31	0.28	0.31	32300	0.31
1/28/2009	0.31	0.31	0.28	0.31	46300	0.31
1/26/2009	0.33	0.33	0.28	0.28	31600	0.28
1/6/2009	0.25	0.35	0.25	0.31	147100	0.31
1/22/2009	0.35	0.35	0.27	0.31	73100	0.31
1/16/2009	0.34	0.35	0.28	0.35	72700	0.35
1/27/2009	0.35	0.35	0.28	0.31	29300	0.31
1/21/2009	0.44	0.44	0.25	0.3	86200	0.3
1/15/2009	0.4	0.44	0.28	0.34	70200	0.34
1/14/2009	0.4	0.5	0.4	0.41	28400	0.41
1/13/2009	0.4	0.52	0.4	0.41	35900	0.41
1/7/2009	0.39	0.54	0.33	0.51	163900	0.51
1/20/2009	0.55	0.55	0.33	0.45	26800	0.45
1/8/2009	0.45	0.55	0.45	0.45	76100	0.45
1/9/2009	0.48	0.55	0.45	0.53	47200	0.53
1/12/2009	0.53	0.56	0.4	0.51	100700	0.51

4/9/2009	0.18	0.19	0.17	0.18	48000	0.18
6/3/2009	0.17	0.19	0.17	0.19	29700	0.19
6/5/2009	0.17	0.19	0.17	0.18	21400	0.18
4/8/2009	0.18	0.19	0.18	0.18	32300	0.18
5/28/2009	0.18	0.19	0.18	0.19	82400	0.19
6/2/2009	0.19	0.19	0.18	0.18	130500	0.18
6/8/2009	0.19	0.19	0.18	0.19	49700	0.19
6/4/2009	0.19	0.19	0.19	0.19	17100	0.19
4/13/2009	0.2	0.2	0.17	0.2	35700	0.2
4/6/2009	0.2	0.2	0.18	0.2	13800	0.2
4/7/2009	0.2	0.2	0.18	0.18	8800	0.18
5/27/2009	0.2	0.2	0.18	0.18	92200	0.18
6/1/2009	0.18	0.2	0.18	0.19	118400	0.19
6/9/2009	0.18	0.2	0.18	0.19	117400	0.19
4/1/2009	0.2	0.2	0.2	0.2	3800	0.2
4/24/2009	0.2	0.2	0.2	0.2	3600	0.2
4/15/2009	0.18	0.21	0.18	0.21	7000	0.21
5/26/2009	0.18	0.21	0.18	0.19	119600	0.19
5/29/2009	0.18	0.21	0.18	0.21	89100	0.21
4/27/2009	0.2	0.21	0.2	0.21	9900	0.21
4/28/2009	0.21	0.21	0.21	0.21	6400	0.21
4/16/2009	0.18	0.22	0.18	0.22	30900	0.22
4/14/2009	0.2	0.22	0.19	0.21	35600	0.21
5/5/2009	0.22	0.22	0.2	0.2	32600	0.2
5/21/2009	0.22	0.22	0.2	0.2	11500	0.2
5/22/2009	0.2	0.22	0.2	0.2	178300	0.2
5/20/2009	0.22	0.22	0.22	0.22	6000	0.22
4/23/2009	0.21	0.23	0.19	0.19	46500	0.19
4/2/2009	0.23	0.23	0.2	0.2	20500	0.2
4/3/2009	0.2	0.23	0.2	0.2	69700	0.2
4/17/2009	0.22	0.23	0.2	0.23	15400	0.23
4/20/2009	0.21	0.23	0.2	0.23	43300	0.23
4/21/2009	0.23	0.23	0.2	0.21	7600	0.21
5/4/2009	0.21	0.23	0.2	0.2	43700	0.2
4/22/2009	0.21	0.23	0.21	0.21	7500	0.21
4/29/2009	0.21	0.23	0.21	0.21	14300	0.21
4/30/2009	0.21	0.23	0.21	0.23	8100	0.23
5/1/2009	0.23	0.23	0.21	0.21	4900	0.21
5/7/2009	0.21	0.23	0.21	0.21	10800	0.21
5/18/2009	0.21	0.24	0.21	0.22	5000	0.22
5/19/2009	0.22	0.24	0.22	0.22	8200	0.22
5/6/2009	0.2	0.25	0.2	0.23	29900	0.23
5/8/2009	0.21	0.25	0.2	0.24	139000	0.24
5/12/2009	0.2	0.25	0.2	0.22	25400	0.22
5/13/2009	0.22	0.25	0.22	0.23	19600	0.23
5/14/2009	0.23	0.25	0.23	0.23	75100	0.23
5/15/2009	0.25	0.25	0.23	0.23	3700	0.23
5/11/2009	0.24	0.27	0.22	0.22	183100	0.22
6/26/2009	0.29	0.35	0.27	0.29	184600	0.29
6/25/2009	0.35	0.38	0.28	0.3	396000	0.3
6/10/2009	0.21	0.39	0.21	0.38	2396500	0.38
6/30/2009	0.39	0.39	0.34	0.35	89100	0.35
6/29/2009	0.3	0.4	0.26	0.39	284900	0.39
6/24/2009	0.4	0.4	0.35	0.36	291700	0.36
6/23/2009	0.47	0.47	0.4	0.44	155600	0.44
6/22/2009	0.49	0.5	0.42	0.44	347400	0.44
6/15/2009	0.51	0.51	0.42	0.45	433700	0.45
6/19/2009	0.56	0.56	0.49	0.5	369500	0.5
6/17/2009	0.58	0.58	0.5	0.52	416600	0.52
6/12/2009	0.59	0.59	0.42	0.53	909800	0.53
6/16/2009	0.45	0.6	0.45	0.58	826600	0.58
6/18/2009	0.58	0.62	0.5	0.55	694200	0.55
6/11/2009	0.57	0.64	0.46	0.63	2144200	0.63

7/28/2009	0.27	0.27	0.25	0.25	46900	0.25
7/29/2009	0.25	0.27	0.25	0.26	91600	0.26
7/31/2009	0.25	0.27	0.25	0.27	73100	0.27
8/7/2009	0.25	0.27	0.25	0.27	22000	0.27
8/10/2009	0.27	0.27	0.25	0.25	58600	0.25
8/11/2009	0.25	0.27	0.25	0.25	37400	0.25
8/12/2009	0.25	0.27	0.25	0.26	56800	0.26
8/3/2009	0.25	0.28	0.25	0.26	51100	0.26
8/6/2009	0.26	0.28	0.25	0.25	61900	0.25
8/5/2009	0.29	0.29	0.25	0.26	59300	0.26
7/30/2009	0.25	0.3	0.25	0.26	39600	0.26
7/27/2009	0.26	0.27	0.26	0.27	60400	0.27
7/22/2009	0.3	0.31	0.26	0.31	191900	0.31
7/24/2009	0.28	0.29	0.27	0.27	52500	0.27
8/4/2009	0.27	0.29	0.27	0.29	82300	0.29
7/23/2009	0.31	0.31	0.28	0.29	39200	0.29
7/9/2009	0.29	0.32	0.28	0.31	236900	0.31
7/6/2009	0.33	0.36	0.28	0.32	129500	0.32
8/13/2009	0.28	0.45	0.28	0.42	1600300	0.42
7/10/2009	0.32	0.32	0.29	0.31	74200	0.31
7/13/2009	0.31	0.32	0.29	0.29	47700	0.29
7/14/2009	0.29	0.32	0.29	0.29	44700	0.29
7/15/2009	0.29	0.32	0.29	0.32	39900	0.32
7/20/2009	0.3	0.32	0.29	0.31	54800	0.31
7/8/2009	0.3	0.35	0.29	0.29	86300	0.29
7/17/2009	0.3	0.3	0.3	0.3	38700	0.3
7/21/2009	0.31	0.31	0.3	0.3	51800	0.3
7/16/2009	0.31	0.32	0.3	0.3	72100	0.3
8/25/2009	0.31	0.32	0.3	0.32	80100	0.32
8/24/2009	0.34	0.34	0.3	0.31	131500	0.31
7/7/2009	0.35	0.35	0.3	0.33	44700	0.33
8/21/2009	0.36	0.36	0.3	0.32	144000	0.32
8/26/2009	0.32	0.38	0.3	0.38	192600	0.38
8/19/2009	0.33	0.35	0.33	0.35	98900	0.35
8/18/2009	0.35	0.4	0.33	0.34	272500	0.34
8/20/2009	0.35	0.35	0.34	0.34	99300	0.34
8/17/2009	0.41	0.45	0.34	0.36	294800	0.36
7/1/2009	0.38	0.38	0.35	0.37	20400	0.37
7/2/2009	0.38	0.38	0.35	0.36	26600	0.36
9/21/2009	0.38	0.43	0.35	0.4	173800	0.4
9/30/2009	0.39	0.4	0.36	0.38	146500	0.38
9/18/2009	0.37	0.4	0.37	0.38	88600	0.38
9/29/2009	0.38	0.4	0.38	0.39	57300	0.39
8/31/2009	0.41	0.41	0.38	0.39	161200	0.39
9/24/2009	0.41	0.41	0.38	0.4	73400	0.4
9/25/2009	0.38	0.41	0.38	0.4	78400	0.4
9/28/2009	0.4	0.41	0.38	0.38	48400	0.38
8/27/2009	0.4	0.42	0.38	0.42	646400	0.42
9/17/2009	0.41	0.42	0.38	0.38	225100	0.38
9/1/2009	0.41	0.41	0.39	0.39	122300	0.39
9/16/2009	0.4	0.41	0.39	0.39	133800	0.39
9/2/2009	0.39	0.42	0.39	0.4	193500	0.4
9/15/2009	0.44	0.44	0.39	0.4	305500	0.4
9/3/2009	0.43	0.47	0.39	0.46	751000	0.46
8/28/2009	0.42	0.43	0.4	0.41	226500	0.41
9/22/2009	0.43	0.43	0.4	0.41	77600	0.41
9/23/2009	0.41	0.43	0.41	0.41	76900	0.41
9/14/2009	0.43	0.46	0.41	0.41	244500	0.41
9/11/2009	0.46	0.46	0.43	0.43	152000	0.43
9/10/2009	0.46	0.46	0.44	0.44	135700	0.44
8/14/2009	0.45	0.48	0.44	0.45	772300	0.45
9/9/2009	0.5	0.5	0.44	0.46	394400	0.46
9/4/2009	0.49	0.49	0.45	0.45	462100	0.45
9/8/2009	0.49	0.5	0.45	0.48	774500	0.48

10K Narrative Calculations

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Oil and Gas Properties

	SE Kansas
	Production-Prior YTD						-		-
	Current Production						26,306		40,369
		Total Cumulative Oil Production					26,306		40,369

	Gas Revenue-Prior						$ -		$ -
	Current Gas Revenue						-		-
		Total Cumulative Gas Revenue					$ -		$ -

	North Dakota
	Production-Prior YTD						40,000		22,010
	Current Production						19,282		17,990
		Total Cumulative Oil Production					59,282		40,000	Reported on Prior 10K

	Oil Revenue - Prior						$ 1,587,653		$ 1,108,055
	Current Oil Revenue						1,217,310		479,598
		Total Cumulative Oil Revenue					$ 2,804,963		$ 1,587,653	1587653

						Oil Prod	Oil Revenue		Cum Net Oil Revenue
				2008			1,108,055		1,108,055
				2009		17,900	479,598		1,587,653
					Reported as cumulative production previously	40,000
				2010		19,282	612,607		2,200,260
						59,282

						Gas Prod	Gas Revenue		Cum Gas Revenue
				2008			91,782		91,782
				2009		17,900	108,812		200,594
				2010		19,282	72,101		272,695
						37,182

10K Discl Share OS Mkt Cap

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

						51,141,813
						154,012
						51,295,825

						51,295,825

					0.19
					0.15	$ 0.17
						$ 8,720,290.25

10K Revenues

2010	2009	2010	2009
19,282	17,990	$ 63.13	$ 49.97	$ 1,217,310	$ 898,950
26,306	40,369	$ 4.20	$ 2.70	110,370	108,812
				1,327,680	1,007,762
				(642,973)	(419,352)
				$ 684,707	$ 588,410

2010	2009	2010	2009
19,282	17,990	$ 63.13	$ 49.97	$ 1,217,310	$ 898,950
-	-	$ -	$ -	-	-
				1,217,310	898,950
				(604,704)	(419,352)
			Financials	$ 612,607	$ 479,598	10K

2010	2009	2010	2009
-	-	$ -	$ -	$ -	$ -
-	-	$ -	$ -	110,370	108,812
				110,370	108,812
				(38,269)
				$ 72,101	$ 108,812

10K Oil Revenue

$ 1,217,310	$ 898,950
(604,704)	(419,352)
$ 612,607	$ 479,598	10K

10k Oil Production

			2010

21,562.65	11,445.89	23,356.21	26,503.11	14,358.59	24,897.13	31,736.80	11,171.45	10,334.21	10,814.72	37,271.57	25,526.87	248,979.20
0.00	25,554.97	11,002.29	11,209.12	13,503.18	14,573.35	22,839.07	11,538.96	0.00	19,713.61	11,952.95	13,013.03	154,900.53
34,536.04	10,941.80	11,384.81	54,080.61	14,250.04	10,623.39	32,554.29	11,826.01	20,696.30	22,465.33	0.00	13,557.09	236,915.71
22,433.61	24,420.11	13,282.99	12,156.54	14,648.66	14,555.01	19,934.03	23,494.30	7,652.65	20,442.89	25,961.65	10,978.37	209,960.81
33,213.57	34,340.92	23,016.27	26,286.44	39,279.17	26,881.06	42,477.11	22,609.51	21,830.79	31,672.51	26,618.76	38,327.86	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)

												19,282.39
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

												19,492.45
												19,584.00
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)			#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)				91.55

					#,##0.0_);[Re9](#,##0.0)

10k 2009 Bbls Sold

358	357	350	0	360	1,425
405	161	393	579	611	2,149
170	0	203	210	442	1,025
0	0	0	0	0	0
0	0	184	0	439	623
670	642	464	328	325	2,428
0	0	271	442	597	1,309
928	0	612	478	751	2,769
382	549	527	326	546	2,331
534	347	185	364	547	1,977
350	178	0	314	369	1,211
318	288	330	539	693	2,168

3,756	2,165	3,169	3,580	5,321	17,990

					$ 898,950
					17,990
					$ 49.97

10k 2010 Gas Production

Oct-09	$ 6,024.45	$ 5,296.19	$ 11,320.64	1,588.90	1,396.90	2,985.80	$ 3.79	$ 3.79	$ 3.79	31	96.32
Nov-09	5,083.51	4,468.98	9,552.49	1,584.90	1,393.30	2,978.20	3.21	3.21	3.21	30	99.27
Dec-09	6,653.99	5,849.68	12,503.67	1,327.70	1,167.20	2,494.90	5.01	5.01	5.01	31	80.48
Jan-10	7,184.90	6,316.39	13,501.29	1,329.00	1,168.30	2,497.30	5.41	5.41	5.41	31	80.56
Feb-10	4,794.11	4,227.53	9,021.64	957.20	841.50	1,798.70	5.01	5.02	5.02	28	64.24
Mar-10	4,032.41	3,544.96	7,577.37	1,005.70	884.10	1,889.80	4.01	4.01	4.01	31	60.96
Apr-10	3,268.04	2,872.99	6,141.03	892.40	784.60	1,677.00	3.66	3.66	3.66	30	55.90
May-10	3,374.56	2,966.63	6,341.19	903.70	794.40	1,698.10	3.73	3.73	3.73	31	54.78
Jun-10	4,802.45	4,221.90	9,024.35	1,091.60	959.60	2,051.20	4.40	4.40	4.40	30	68.37
Jul-10	5,105.02	4,487.87	9,592.89	1,235.60	1,086.20	2,321.80	4.13	4.13	4.13	31	74.90
Aug-10	4,021.29	3,427.03	7,448.32	1,068.80	910.90	1,979.70	3.76	3.76	3.76	31	63.86
Sep-09	3,580.50	3,082.45	6,662.95	1,038.80	894.30	1,933.10	3.45	3.45	3.45	30	64.44

	$ 57,925.23	$ 50,762.60	$ 108,687.83	14,024.30	12,281.30	26,305.60	4.13	4.13	4.13	365	72.07

10K 2009 Gas Production

				2009

			0.00				0.00
2,420.95	2,736.02	2,496.20	7,653.17	2,156.63	1,835.71	804.07	4,796.41	1,727.23	1,874.59	1,728.47	5,330.29	17,779.87	1,213.48	1,527.54	1,017.72	3,758.74	21,538.61
309.23	47.41	66.88	423.52	55.62	47.35	326.09	429.06	260.32	94.41	147.04	501.77	1,354.35	97.24	64.96	51.50	213.70	1,568.05
992.30	1,037.65	1,573.57	3,603.52	1,099.51	472.60	660.01	2,232.12	759.40	699.64	621.05	2,080.09	7,915.73	430.04	83.51	908.87	1,422.42	9,338.15
1,181.77	1,291.56	1,511.36	3,984.69	1,278.10	932.02	792.52	3,002.64	764.18	919.64	762.54	2,446.36	9,433.69	647.09	646.02	517.40	1,810.51	11,244.20
870.43	151.95	210.99	1,233.37	137.87	127.63	188.74	454.24	479.84	141.10	103.99	724.93	2,412.54	69.17	79.82	141.46	290.45	2,702.99
685.52	731.90	832.21	2,249.63	0.00	536.55	930.09	1,466.64	360.32	378.66	316.03	1,055.01	4,771.28	306.26	278.59	190.11	774.96	5,546.24
0.00	0.01	8.17	8.18	4.29	11.93	0.02	16.24	21.48	1.06	0.00	22.54	46.96	0.00	0.00	26.01	26.01	72.97
78.73	79.15	90.44	248.32	70.46	61.56	54.38	186.40	60.84	2.42	57.07	120.33	555.05	55.28	52.07	51.68	159.03	714.08
115.20	110.01	143.23	368.44	131.54	97.75	83.04	312.33	94.54	108.22	108.22	310.98	991.75	106.72	103.35	95.72	305.79	1,297.54
188.85	19.96	79.62	288.43	182.79	81.18	74.83	338.80	97.62	128.75	14.49	240.86	868.09	64.17	116.94	33.11	214.22	1,082.31
1,888.51	0.00	789.91	2,678.42	2,143.25	1,470.34	1,049.58	4,663.17	1,301.63	1,347.67	24.84	2,674.14	10,015.73	305.36	573.63	22.06	901.05	10,916.78
679.86	713.86	949.16	2,342.88	781.53	599.85	520.33	1,901.71	569.45	618.04	561.27	1,748.76	5,993.35	544.59	516.08	496.72	1,557.39	7,550.74
136.91	57.40	222.95	417.26	90.07	92.45	87.31	269.83	103.71	124.46	118.05	346.22	1,033.31	118.63	111.38	112.22	342.23	1,375.54
101.49	1,277.97	1,121.16	2,500.62	853.06	507.40	1.77	1,362.23	0.00	212.44	0.00	212.44	4,075.29	71.95	74.25	69.90	216.10	4,291.39
										1,205.40	1,205.40	1,205.40	1,480.15	1,353.34	1,206.85	4,040.34	5,245.74
384.77	404.35	445.91	1,235.03	400.03	313.45	267.29	980.77	268.45	281.12	238.18	787.75	3,003.55	206.16	180.06	156.36	542.58	3,546.13
1,151.99	9.98	866.35	2,028.32	1,708.78	1,208.74	751.99	3,669.51	732.16	626.62	2.06	1,360.84	7,058.67	0.00	317.44	1.83	319.27	7,377.94
821.50	514.18	391.76	1,727.44	460.97	992.25	964.04	2,417.26	1,049.43	1,163.12	1,000.35	3,212.90	7,357.60	954.99	879.94	686.21	2,521.14	9,878.74
	137.27		137.27	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	137.27	0.00	0.00	0.00	0.00	137.27
4.71	2.48	3.18	10.37	10.58	4.51	5.34	20.43	0.00	0.00	0.00	0.00	30.80	0.00	0.00	0.00	0.00	30.80
240.77		184.73	425.50	254.32	117.26	110.47	482.05	109.82	111.58	22.77	244.17	1,151.72	143.92	20.41	53.35	217.68	1,369.40
42.48	19.96	73.25	135.69	47.67	67.65	96.21	211.53	89.48	98.71	93.19	281.38	628.60	83.62	0.00	0.00	83.62	712.22
			0.00	0.00	0.00	0.00	0.00	0.00	199.56	43.48	243.04	243.04	161.43	391.32	478.79	1,031.54	1,274.58
$ 12,295.97	$ 9,343.07	$ 12,061.03	$ 33,700.07	11,867.07	9,578.18	7,768.12	29,213.37	8,849.90	9,131.81	7,168.49	25,150.20	88,063.64	7,060.25	7,370.65	6,317.87	20,748.77	108,812.41

4,811	2,890	3,014	10,715	3,420	3,772	3,520	10,712	3,876	3,713	2,985	10,574	32,001	2,788	2,988	2,592	8,368	40,369
155	96	97	116	110	135	114	119	129	120	96	116	117	90	96	84	91	111
4,262	2,549	2,656	9,467	3,220	3,258	3,010	9,488	3,308	3,242	2,608	9,158	28,113	2,434	2,724	2,252	7,409	35,523
"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

165.92	156.03	148.36	470.31	47.69	46.79	42.69	137.17	47.09	46.40	37.22	130.71	738.19	34.89	38.83	33.78	107.50	845.69
2,400.00	0.00	0.00	2,400.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,400.00		1,836.00	0.00	1,836.00	4,236.00
6,500.00	0.00	0.00	6,500.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	6,500.00			0.00	0.00	6,500.00
388.62	2,909.76	118.53	3,416.91	215.29	279.00	1,473.16	1,967.45	154.74	116.29	665.91	936.94	6,321.30	303.07	337.77	(95.19)	545.65	6,866.95
421.23	346.12	749.57	1,516.92	378.47	321.57	341.32	1,041.36	393.78	161.83	37.54	593.15	3,151.43	231.56	126.00	120.42	477.98	3,629.41
650.00	650.00	650.00	1,950.00	650.00	650.00	650.00	1,950.00	650.00	650.00	300.00	1,600.00	5,500.00	300.00	1,000.00	0.00	1,300.00	6,800.00
9,700.00	8,612.00	8,612.00	26,924.00	9,900.00	7,205.25	5,424.22	22,529.47	5,382.50	5,382.50	4,667.90	15,432.90	64,886.37	3,229.50	3,229.50	0.00	6,459.00	71,345.37
			0.00	0.00	0.00	512.50	512.50	0.00	0.00	0.00	0.00	512.50	0.00	0.00	0.00	0.00	512.50
			0.00	904.00	0.00	0.00	904.00	0.00	0.00	0.00	0.00	904.00	0.00	0.00	0.00	0.00	904.00
2,637.25	2,090.30	1,858.64	6,586.19	1,920.39	2,450.31	2,184.25	6,554.95	2,296.09	2,165.39	1,642.41	6,103.89	19,245.03	232.71	3,872.78	0.00	4,105.49	23,350.52
0.00	0.00	1,242.08	1,242.08	45.00	276.75	276.75	598.50	276.75	276.75	276.75	830.25	2,670.83	276.75	750.50	0.00	1,027.25	3,698.08
1,168.37	1,005.33	1,689.74	3,863.44		406.44	102.90	509.34	445.78	591.56	355.35	1,392.69	5,765.47	92.12	1,082.66	0.00	1,174.78	6,940.25
5,794.94	3,232.34	919.94	9,947.22	714.30	304.16	68.00	1,086.46	902.05	2,443.34	370.94	3,716.33	14,750.01	482.88	1,467.80	770.00	2,720.68	17,470.69
0.00	0.00	2,610.48	2,610.48	0.00	0.00	0.00	0.00	500.00			500.00	3,110.48				0.00	3,110.48
6,486.73	1,867.81	1,600.83	9,955.37	1,365.37	1,517.96	752.98	3,636.31	906.25	906.25	906.24	2,718.74	16,310.42	1,434.03	1,742.82	0.00	3,176.85	19,487.27
1,250.00	1,250.00	1,250.00	3,750.00	1,250.00	1,250.00	1,250.00	3,750.00	1,250.00	1,250.00	333.28	2,833.28	10,333.28		840.00	0.00	840.00	11,173.28
37,563.06	22,119.69	21,450.17	81,132.92	17,390.51	14,708.23	13,078.77	45,177.51	13,205.03	13,990.31	9,593.54	36,788.88	163,099.31	6,617.51	16,324.66	829.01	23,771.18	186,870.49

"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re27]("$"#,##0.00)									"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re23]("$"#,##0.00)				"$"#,##0.00_);[Re27]("$"#,##0.00)

10K G&A Expenses

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 841,913		$ 242,500
							328,018		114,560
							122,429		302,653
							$ 1,292,359		$ 659,713

									60,000.00
							150,000.00
							176,000.00
							17,863.64
							30,227.14
							34,309.14		24,750.00
							7,500.00		37,500.00
									6,000.00
							200,560.00
							186,306.33
							16,973.57		165,041.62
							22,173.05		1,500.00
									265.00

					Subtotal		841,912.87		295,056.62		52,556.62

							27,748.80		11,700.00
							69,347.92		93,009.09
							66,702.27		56,246.67
							31,129.45
							32,113.39		10,680.57
							45,000.00		39,000.00
									13,931.93
							55,975.70

					Subtotal		328,017.53		224,568.26		110,008.26

									1,580.84
							3,937.50		2,297.43
							760.00		753.00
							5,450.00		2,323.00
							13,815.00		1,835.00
							597.00		200.00
							28,731.99		23,147.53
									100.00
							684.00		30,252.65
									27,000.00
							1,828.22
							160.42		175.00
							4,577.50		1,088.60
							5,418.75		9,694.82
							827.03		950.40
							256.63
							10,236.84		7,274.24
							3,675.78		7,830.87
							4,185.46		1,238.87
							216.10		3,927.83
							3,559.33		2,487.79
									2,638.55
							0.00
							11,965.38		5,698.90
							3,794.56		2,265.93
							14,000.00		14,500.00
							61.53		363.98
									862.29
							2,307.25		806.50
							947.25		1,303.19
							435.33		261.53
									201.50
									775.00

							122,428.85		153,835.24		(148,817.76)

					Subtotal		1,292,359.25		673,460.12

							1292359.25		13,747.12

10K Other Income and Expense

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 137,851		$ 101,890
							-		27,001
							161,766		91,958
							759,146		522,248
							1,466,978
							78,137
							(160,256)		(5,490)
							$ 2,443,622		$ 737,607

							$ 2,443,622		$ 737,607

							(137,851)		(101,890)
							(137,851)		(101,890)

							-		(27,002)
							-		(27,002)

							(161,766)		(91,958)
							(161,766)		(91,958)

									(327,962)
							(759,146)		(194,286)		-522,248.00
							(759,146)		(522,248)

							(1,466,978)		-
							(1,466,978)		-

							(78,137)
							(78,137)		-

							37,113		49,010
							128,121		(43,395)
							(7,120)		(1,251)
							2,075		539
							67		588		5,490.98
							160,256		5,491

							(2,443,622)		(737,607)

10K Deprec Amort Impair

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 811,339		$ -
							287,472		291,396
							672,698		753,406
							14,084		12,804
							11,990		11,971
							$ 1,797,583		$ 1,069,577

							1797582.69

							2,664.70		2,646.57
							1,806.57		1,806.60
							7,518.36		7,518.36
							11,989.63		11,971.53

							14,083.92		12,804.00
							14,083.92		12,804.00

							93,752.43		98,159.76
							193,719.84		193,236.49
							287,472.27		291,396.25

							151,300.29		165,116.88
							8,080.92		3,266.64
							61,140.87		58,326.09
							115,855.79		115,855.80
							336,320.00		410,841.00
							672,697.87		753,406.41

							811,339.00		0.00
							811,339.00		0.00

							1,797,582.69		1,069,578.19

10K Officer Stock Ownership

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 811,339		$ -
							287,472		291,396
							672,698		753,406
							14,084		12,804
							11,990		11,971
							$ 1,797,583		$ 1,069,577

					NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF CLASS (2)

					Lindsay E. Gorrill	Common Stock
					6240 E. Seltice Way, Suite C
					Post Falls, ID		4,000,000		9.00%
					Marshall Diamond Goldberg
					Box 34 Site 5 RR2	Common Stock
					Okotoks, Alberta T1S 1A2		49,800		0.10%
					All Officers and Directors	Common Stock	4,049,800

Oil and Gas Reserve Quantities

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43
Oil and Gas Reserve Quantities (Unaudited)

							Proved		Proved		Total Proved
							Developed				Reserves
	At September 30, 2007						-		-		-
		Revisions of previous estimates					-		-		-
		Purchase of minerals in place					79,700		-		79,700
		Production					(13,000)		-		(13,000)
	At September 30, 2008						66,700		-		66,700
		Revisions of previous estimates					6,560		88,500		95,060
		Purchase of minerals in place					-		-		-
		Production					(12,860)		-		(12,860)
	At September 30, 2009						60,400		88,500		148,900
		Revisions of previous estimates					-		-		-
		Purchase of minerals in place					-		-		-
		Production					-		-		-
	At September 30, 2010						60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)
									Present Value
									of
							Reserves		Future Cash
							In Barrels		Flows
	Proved developed reserves						60,400		1,666,000
	Proved undeveloped reserves						88,500		1,338,000
		Total proved reserves					148,900		$ 3,004,000

Corporate & Combined P&L

2009				2010				2010				2010
			12/31/09				03/31/10				06/30/10				09/30/10

41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78

320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
		449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
			0.00				0.00				0.00				0.00	0.00
14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
		2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
		30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
		200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																0.00
	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																0.00
			"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																0.00
			0.00				0.00				0.00				0.00	0.00
(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
		(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
						(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
			0.00				0.00				0.00				0.00	0.00
			0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
			0.00				0.00				0.00				0.00	0.00
(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
	7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																0.00
(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																0.00
(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

											(3,351,508.83)

Kansas

				2010

			0.00				0.00
2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
	(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
	0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

			0
0	0	0	0
			0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

																0.00

145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
			0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
			0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
	450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
			0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

				2010

																0.00
21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

																19,282.4
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

																19,492.5
																19,584.0
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

						#,##0.0_);[Re9](#,##0.0)

2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

		"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70

800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
							0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
							0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00

327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
											0.00	4,239.27	0.00		4,239.27	4,239.27
											0.00		94.04	54.55	148.59	148.59
915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12

	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
	75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
	75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
	75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25

0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40

0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
								0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
								0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28

											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	1,840.00	0.00	0.00	1,840.00	1,840.00

292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
											0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
			0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08

468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
						0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
						0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09

123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

																							09/30/08
	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08
																				2007

																							4,499,369.24	4,499,369.24
1812	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00							(185,904.15)		(185,904.15)		0.00			0.00
1813	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00									0.00		0.00
1801	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63												30,850.16
1816	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29											0.00			0.00
1817	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)									(24,539.94)		(49,079.88)
1832	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50							3,048,579.15	3,048,579.15			0.00			0.00
1833	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00							(427,962.90)		(427,962.90)			0.00		0.00
1836	579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00									0.00			1,160.00
1837	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)									(48,429.96)		(96,859.92)
	$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63									$ -	$ (72,969.90)		(113,929.64)

																							2,692,998.55	2,692,998.55
1631	1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00				(115,160.83)		(115,160.83)					0.00
1632	(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)								(41,279.22)	(13,759.74)	(82,558.53)
1633	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00											0.00
1634	(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)									(816.66)	(272.22)	(1,633.32)
	1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00											939,011.33
1761	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00				9,511,919.06	10,240,946.94	(729,027.88)					0.00
1762	(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)								(178,854.00)	(59,618.00)	(166,722.00)
1641	705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00											0.00
1642	(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08			(14,489.70)	(4,829.90)	(31,130.43)
1643	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)										0.00
1651	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00											0.00
1653	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)										0.00
1652	(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)	4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
1840	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00		(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)						0.00				0.00
1845	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00		(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
1847	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00											0.00
1848	(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)		2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
	$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)									$ (264,403.53)	$ (88,134.51)	596,632.01

1521	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00			7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
1522	(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)	(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
1531	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00		6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
1532	(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)								(451.65)	(150.55)	(903.27)
1541	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00								0.00			0.00
1542	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)	44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
	$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)				(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																					33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
	$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)										476,707.58

	$ (-1.#R)														9,605,207.87						8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

Balance Sheet

	200.00	200.00
	0.00	0.00
	4,674.99	4,569.29
	56.00	88.00
	99.06	100.00
	0.00	0.00
	0.00	0.00
	51,049.87	500.49
	0.00	0.00
	100.00	100.00
	100.00	100.00
	$ 56,279.92	$ 5,657.78
	$ 56,279.92	$ 5,657.78

	17,964.72	14,756.12

	0.00
	0.00
	0.00
	4,976.00
	1,327.00
	$ 6,303.00	$ 0.00
	1,317.06
	6,533.25	5,954.70
	0.00	283,485.45
	193,297.17	109,074.41
	0.00	0.00
	0.00	0.00
	0.00	-119,763.31
	0.00
	$ 225,415.20	$ 293,507.37
	$ 225,415.20	$ 293,507.37
	$ 225,415.20	$ 293,507.37

	0.00	0.00
1261-00 Allowance for Unrecoverable GST	0.00	0.00
	$ 0.00	$ 0.00
1290-00 Billable to JOA Partners	0.00	0.00

	0.00
	0.00	0.00
	0.00	0.00
	$ 0.00	$ 0.00
	0.00	0.00
	0.00	0.00
	4,343.65	2,544.00
	0.00
	$ 4,343.65	$ 2,544.00
	$ 4,343.65	$ 2,544.00
	$ 4,343.65	$ 2,544.00
	$ 286,038.77	$ 301,709.15

	13,323.52	13,323.52
	-6,019.72	-3,355.02
	$ 7,303.80	$ 9,968.50

	9,033.11	9,033.11
	-3,613.17	-1,806.60
	$ 5,419.94	$ 7,226.51

	22,555.26	22,555.26
	-15,663.25	-8,144.89
	$ 6,892.01	$ 14,410.37
	$ 19,615.75	$ 31,605.38

	1,224,580.42	1,200,247.42
	$ 1,224,580.42	$ 1,200,247.42
1761 Proved Reserves-Candak	2,308,752.58	2,308,752.58
1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00
Total 1761 Proved Reserves-Candak	$ 2,357,752.58	$ 2,357,752.58

	397,625.41
	291,318.95
	660,024.73
	580,441.36
	$ 1,929,410.45	$ 0.00
zAccumulated DD&A-Candak, ND
1632-00 Accumulated Depreciation-Field Equipment Candak	-426,495.13	-275,194.84
1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64
1762 Accumulated Depletion-Candak Reserves	-1,175,123.90	-838,803.90
	0.00	0.00
	-811,339.00
	$ -2,419,491.31	$ -1,117,265.38
	$ 3,092,252.14	$ 2,440,734.62

	3,988.34	3,988.34
	16,755.58	16,755.58
	16,798.56	16,798.56
	15,204.55	15,204.55
	18,964.99	18,964.99
	15,436.47	15,436.47
	14,263.87	14,263.87
	5,639.62	5,639.62
	15,641.74	15,641.74
	$ 122,693.72	$ 122,693.72
	174,040.00	174,040.00
	0.00	0.00
	0.00	0.00
	16,800.00	16,800.00
	0.00	0.00
	0.00	0.00
	13,203.75	13,203.75
	13,912.50	13,912.50
	22,100.00	22,100.00
	21,760.00	21,760.00
	0.00	0.00
	0.00	0.00
	16,800.00	16,800.00
	15,172.50	15,172.50
	21,080.00	21,080.00
	0.00	0.00
	0.00	0.00
	19,880.00	19,880.00
	0.00	0.00
	21,300.00	21,300.00
	21,760.00	21,760.00
	-34,747.50	-34,747.50
	67,400.00	67,400.00
	$ 410,461.25	$ 410,461.25

	0.00	0.00
	0.00	0.00
	3,248.16	3,248.16
	0.00	0.00
	0.00	0.00
	11,307.50	11,307.50
	12,908.83	12,908.83
	1,921.25	1,921.25
	15,402.97	15,402.97
	15,336.13	15,336.13
	0.00	0.00
	0.00	0.00
	3,748.13	3,748.13
	14,873.51	14,873.51
	16,655.04	16,655.04
	0.00	0.00
	0.00	0.00
	16,999.47	16,999.47
	0.00	0.00
	15,413.11	15,413.11
	1,930.00	1,930.00
	0.00	0.00
	$ 129,744.10	$ 129,744.10

	544,575.27	634,705.56
	20,400.00	20,400.00
	16,275.00	16,275.00
	17,141.25	17,141.25
	22,100.00	22,100.00
	16,406.25	16,406.25
	12,547.50	12,547.50
	15,172.50	15,172.50
	21,760.00	21,760.00
	19,525.00	19,525.00
	$ 705,902.77	$ 796,033.06

	-125,549.53	-76,402.37
	-4,814.28
	$ -130,363.81	$ -76,402.37
	$ 1,238,438.03	$ 1,382,529.76

	2,604,270.74	2,604,270.74
	-288,753.05	-172,897.26
	1,600.00	1,600.00
Total JayHawk Gas Transportation	$ 2,317,117.69	$ 2,432,973.48
Total Proved and Devloped oil & gas properties, net of accumulated DD&A	$ 6,647,807.86	$ 6,256,237.86
Unproved oil and gas properties, net of allowances for impairment
Kansas Girard Project Unproved
1832 Original Cost	1,072,284.50	1,072,284.50
1833 Accumulated Amortization	0.00	0.00
1835 Leasehold Costs
1836 Original Cost	579,999.50	578,839.50
1837 Accumulated Amortization	-436,915.91	-243,196.07
	$ 143,083.59	$ 335,643.43
	$ 1,215,368.09	$ 1,407,927.93
Kansas Uniontown Project Unproved
	2,200,000.00	2,200,000.00
	-1,474,000.00	-1,474,000.00
	$ 726,000.00	$ 726,000.00

	294,479.29	294,479.29
	-256,486.91	-162,734.48
	$ 37,992.38	$ 131,744.81
	$ 763,992.38	$ 857,744.81

	147,084.79
	$ 147,084.79	$ 0.00
	$ 2,126,445.26	$ 2,265,672.74
	$ 8,793,868.87	$ 8,553,515.98

	50,000.00	50,000.00
	5,400.00	3,600.00
	1,500.00	1,500.00
	$ 56,900.00	$ 55,100.00
	$ 56,900.00	$ 55,100.00
	$ 9,136,807.64	$ 8,910,325.13

	1,092,517.62	172,166.33
	$ 1,092,517.62	$ 172,166.33
	$ 1,092,517.62	$ 172,166.33

	172.70
	311.47
	11,934.06	95,000.00
	$ 12,418.23	$ 95,000.00

	63,019.12	44,511.92
	63,004.40	26,396.44
	4,008.96	36,996.35
	5,351.84
	$ 135,384.32	$ 107,904.71

	227,914.30
	0.00	800,000.00
	$ 227,914.30	$ 800,000.00
	$ 227,914.30	$ 800,000.00

	66,666.59	35,000.00
	0.00	7,736.07
	6,688.98	3,248.38
	0.00	0.00
	15,520.00	10,907.50
	0.00	2,836.37
	38,500.00	49,500.00
	10,393.87	5,568.75
	$ 64,413.87	$ 68,812.62
	37,500.00	16,000.00
	0.00	0.00
	$ 175,269.44	$ 130,797.07
	$ 550,986.29	$ 1,133,701.78
	$ 1,643,503.91	$ 1,305,868.11

	250,000.00	125,000.00
	0.00	0.00
	-740,853.84	0.00
	900,000.00
	597,000.00
	$ 756,146.16	$ 0.00

	154,927.92	140,844.00
	$ 154,927.92	$ 140,844.00
	$ 1,161,074.08	$ 265,844.00
	$ 1,161,074.08	$ 265,844.00
	$ 2,804,577.99	$ 1,571,712.11

	48,980.33	44,509.49
	0.00	0.00
	$ 48,980.33	$ 44,509.49
	16,677,076.04	12,493,829.80
	431,242.22	327,962.00
	$ 17,108,318.26	$ 12,821,791.80
	0.00	136,000.00
	-5,663,688.27	-3,386,055.79
	-5,161,380.67	-2,277,632.48
	$ 6,332,229.65	$ 7,338,613.02
	$ 9,136,807.64	$ 8,910,325.13

Balance Sheet Grouping

Grouping Schedule Report

A	Cash

1001 - Petty Cash		200.00	200.00
1010 - WF Acct# 8035		0.00	0.00
1011 - WF Post Falls Operating 8674		4,674.99	4,569.29		380.00
1012 - WF Gas Transport 9571		56.00	88.00
1013 - WF Oil Sales Distribution 8789		99.06	100.00
1020 - WF Acct# 8038 Brokerage		0.00	0.00
1030 - WF Denver Savings 3206		0.00	0.00
1031 - WF JYHW Money Market 2392		51,049.87	500.49
1032 - WF JGTC Money Market 7963		0.00	0.00
1050 - GN Bank Acct# 0501		100.00	100.00
1060 - GN Bank Acct - JGTC		100.00	100.00

	Cash	56,279.92	5,657.78
C	Accounts Receivable

1201 - Accounts Receivable:Accounts Receivable JOA Partne		17,964.72	14,756.12
1202.01 - Accounts Receivable:Drilling Costs charged to Join		0.00					4674.99
1202.02 - Accounts Receivable:Drilling Costs charged to Join		0.00					863.44
1202.22 - Accounts Receivable:Drilling Costs charged to Join		4,976.00					3811.55
1202.23 - Accounts Receivable:Drilling Costs charged to Join		1,327.00
1203 - Accounts Receivable:Production Expenses Charged Kn		1,317.06
1205 - Accounts Receivable:Gas Revenue Receivable - Unima		6,533.25	5,954.70
1210 - Accounts Receivable:Oil Revenue Receivable - SemCr	1210-00 Oil Revenue Receivable - SemCrude	0.00	283,485.45
1211 - Accounts Receivable:Oil Revenue Receivable - Trafi	1211-00 Oil Revenue Receivable - Trafigura	193,297.17	109,074.41
1220 - Accounts Receivable:JIB Accruals & Reversals	1220-00 JIB Accruals & Reversals	0.00	0.00
1230 - Accounts Receivable:Revenue Receivable - Girard	1230-00 Revenue Receivable - Girard	0.00	0.00
1240 - Accounts Receivable:Allowance for Doubtful Account	1240-00 Allowance for Doubtful Accounts	0.00	-119,763.31
1245 - Accounts Receivable:Accounts Receivable	1245-00 Accounts Receivable	0.00
1253 - Employee Advances:Robert Jackson	1253-00 Robert Jackson	0.00	0.00
1254 - Employee Advances:Craig A. Oney	1254-00 Craig A. Oney	0.00	0.00
1260 - Recoverable Canadian GST Paid
1261 - Recoverable Canadian GST Paid:Allowance for Unreco	1261-00 Allowance for Unrecoverable GST	0.00	0.00
1290 - Billable to JOA Partners	1290-00 Billable to JOA Partners	0.00	0.00
		0.00

	Accounts Receivable	225,415.20	293,507.37
G	Prepaid Expense
G, 01 Other Current Assets
1252 - Employee Advances:Marshall Goldberg	1252-00 Marshall Goldberg	0.00
1400 - Prepaid Expenses	1400-00 Prepaid Expenses	0.00	0.00
1401 - Prepaid Expenses:Kansas Prepaids	1401-00 Kansas Prepaids	0.00	0.00
1402 - Prepaid Expenses:Prepaid Insurance	1402-00 Prepaid Insurance	4,343.65	2,544.00
	1403-00 Other Prepaid Expenses	0.00

	Prepaid Expense	4,343.65	2,544.00
G, 02 Other L-T Assets
1040 - ND Bank Acct# 3493		50,000.00	50,000.00
1471 - Deposits:KS Bond Deposit	1471-00 KS Bond Deposit	5,400.00	3,600.00
1472 - Deposits:Office Rental Security Deposit	1472-00 Office Rental Security Deposit	1,500.00	1,500.00

	G, 02 Other L-T Assets	56,900.00	55,100.00
M	PP&E
M, 01 PPE
	1521-00 Original Cost	13,323.52	13,323.52
	1531-00 Original Cost	9,033.11	9,033.11
	1541-00 Original Cost - Post Falls	22,555.26	22,555.26

	1522-00 Depreciation	-6,019.72	-3,355.02
	1532-00 Depreciation	-3,613.17	-1,806.60
	1542-00 Accumulated Amortization	-15,663.25	-8,144.89		-25,296.14	-13,306.51

PP&E		19,615.75	31,605.38

		2,308,752.58	2,308,752.58
	1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00	2,357,752.58
	1631-00 Original Cost	1,224,580.42	1,200,247.42

		-1,175,123.90	-838,803.90
		0.00	0.00
	1632-00 Depreciation	-426,495.13	-275,194.84
		-811,339.00
	1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-1,117,265.38

	1635-01 Knudsen No. 1 - TDC	397,625.41
	1635-02 Jenks No. 1 - TDC	291,318.95
	1636-01 Knudsen No. 1 - IDC	660,024.73
	1636-02 Jenks No. 1 - IDC	580,441.36

	1640-00 Field Equipment - Girard
	1641-00 Field Equipment	544,575.27	634,705.56
	1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00

	1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
		17,141.25	17,141.25
		22,100.00	22,100.00
		16,406.25	16,406.25
		12,547.50	12,547.50
		15,172.50	15,172.50
		21,760.00	21,760.00
		19,525.00	19,525.00	796,033.06

		3,988.34	3,988.34

		16,755.58	16,755.58
		16,798.56	16,798.56
		15,204.55	15,204.55
		18,964.99	18,964.99
		15,436.47	15,436.47
		14,263.87	14,263.87
		5,639.62	5,639.62

		15,641.74	15,641.74

		174,040.00	174,040.00
		0.00	0.00

		0.00	0.00
		16,800.00	16,800.00
		0.00	0.00
		0.00	0.00
		13,203.75	13,203.75
		13,912.50	13,912.50
		22,100.00	22,100.00

		21,760.00	21,760.00
		0.00	0.00
		0.00	0.00
		16,800.00	16,800.00
		15,172.50	15,172.50
		21,080.00	21,080.00
		0.00	0.00
		0.00	0.00
		19,880.00	19,880.00

		0.00	0.00
		21,300.00	21,300.00
		21,760.00	21,760.00
		-34,747.50	-34,747.50
		0.00	0.00

		0.00	0.00
		3,248.16	3,248.16
		0.00	0.00
		0.00	0.00
		11,307.50	11,307.50
		12,908.83	12,908.83
		1,921.25	1,921.25
		15,402.97	15,402.97

		15,336.13	15,336.13
		0.00	0.00
		0.00	0.00
		3,748.13	3,748.13
		14,873.51	14,873.51
		16,655.04	16,655.04
		0.00	0.00
		0.00	0.00
		16,999.47	16,999.47

		0.00	0.00
		15,413.11	15,413.11
		1,930.00	1,930.00
		0.00	0.00
		67,400.00	67,400.00	662,899.07

		-125,549.53	-76,402.37
		-4,814.28

		2,604,270.74	2,604,270.74
		1,600.00	1,600.00	2,605,870.74
		-288,753.05	-172,897.26			-2,027,269.17	-1,366,565.01

		6,647,807.86	6,256,237.86

		147,084.79

		2,200,000.00	2,200,000.00
		294,479.29	294,479.29	2,494,479.29

		-1,474,000.00	-1,474,000.00
		-256,486.91	-162,734.48

		1,072,284.50	1,072,284.50
		0.00	0.00
		579,999.50	578,839.50	1,651,124.00
		-436,915.91	-243,196.07			-693,402.82	-405,930.55

		2,126,445.26	2,265,672.74

		9,136,807.64	8,910,325.13

		1,092,517.62	172,166.33		1088706.07	3,811.55
		172.70
		311.47
		8,845.61	95,000.00

		1,101,847.40	267,166.33

		63,019.12	44,511.92
		63,004.40	26,396.44
		4,008.96	36,996.35
		5,351.84

		135,384.32	107,904.71

		66,666.59	35,000.00
		0.00	7,736.07
		0.00	0.00
		15,520.00	10,907.50
		0.00	2,836.37
		38,500.00	49,500.00
		10,393.87	5,568.75
		3,088.45
		37,500.00	16,000.00
		6,688.98	3,248.38

		178,357.89	130,797.07

		227,914.30
		0.00	800,000.00

		227,914.30	800,000.00
LONG TERM LIABILITIES:

		154,927.92	140,844.00

		250,000.00	125,000.00

	1411-00 Unamortized Discount on Note Payable	-740,853.84	0.00		740,853.84

		900,000.00
		597,000.00

		1,161,074.08	265,844.00

		48,980.33	44,509.49

		48,980.33	44,509.49

		16,677,076.04	12,493,829.80
		431,242.22	327,962.00

		17,108,318.26	12,821,791.80

QB Profit & Loss

Profit & Loss

	0.00	0.00
	248,979.20	192,654.43
	154,900.53	127,129.02
	236,915.71	159,601.01
	209,960.81	162,272.29
	366,553.97	257,293.75
	$ 1,217,310.22	$ 898,950.50

	0.00	0.00
	19,165.82	21,538.61
	360.44	1,568.05
	6,905.67	9,338.15
	12,100.21	11,244.20
	3,772.84	2,702.99
	5,220.88	5,546.24
	42.53	72.97
	270.80	714.08
	3,880.73	1,297.54
	1,742.23	1,082.31
	10,620.13	10,916.78
	6,711.25	7,550.74
	1,447.78	1,375.54
	744.66	4,291.39
	16,896.57	5,245.74
	2,127.95	3,546.13
	7,125.97	7,377.94
	5,524.43	9,878.74
		137.27
4140.26 Girard - Ulbrich 10-3	1,891.91
	0.00	30.80
	1,150.74	1,369.40
	399.76	712.22
	2,266.31	1,274.58
	$ 110,369.61	$ 108,812.41
	3,621.76
Total Income	$ 1,331,301.59	$ 1,007,762.91
Cost of Goods Sold
5110 Production & Severance Taxes - Kansas	736.40	845.69
5150 Production & Severance Taxes - North Dakota
	13,633.35	21,830.82
	7,340.84	13,753.79
	14,049.70	18,354.10
	11,285.40	17,688.63
	20,455.91	29,554.43
	$ 66,765.20	$ 101,181.77
5160 Outside Interests WI & Royalty	334,843.84	231,805.21
5161 Royalty Owners Interest	203,094.61	141,683.64
5260 Distributions to Kansas Partner (WHL Energy)	41,154.22
5300 Production Costs - Candak
5302 North Dakota Admin. Fees	16,868.46	2,082.90
5304 Administrative Division Order Maintenance and Payouts	9,948.14	8,804.11
	8,609.64	4,800.53
5306 Administrative G&G Consulting	7,096.44	23,445.04
5307 Utilities - Candak	1,662.79	567.18
5308 North Dakota Property Taxes	194.40
	0.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	2,875.00
	2,600.00
	$ 47,850.00	$ 41,250.00

	4,496.31	6,021.91
	17,322.97	11,279.39
	13,083.82	8,277.15
	6,727.59	2,486.53
	9,487.84	7,889.47
	148.59
	90.00
	$ 51,357.12	$ 35,954.45

	776.50	546.23
	776.49	433.25
	776.72	1,058.78
	776.75	1,705.21
	776.79	1,027.70
	$ 3,883.25	$ 4,771.17
		0.00
	2,617.26	3,167.66
	1,141.36	2,973.26
	3,219.48	2,124.66
	4,165.49	2,307.66
	2,588.81	2,474.66
	$ 13,732.40	$ 13,047.90
		0.00
	9,991.77	3,879.89
	9,856.45	3,307.72
	32,197.09	11,910.15
	25,637.71	14,888.34
	11,402.70	5,083.98
	7,838.63
	8,494.93
	$ 105,419.28	$ 39,070.08
5355 Equipment Rental - Candak		600.00
5355.06 Knudson	1,530.00
5355.07 Jenks	1,530.00
Total 5355 Equipment Rental - Candak	$ 3,060.00	$ 600.00
		0.00
	1,202.50	2,734.47
	2,514.50	2,570.75
	2,140.58	2,846.15
	3,200.50	3,068.14
	875.00	2,049.47
	$ 9,933.08	$ 13,268.98
		0.00
	6,698.20	6,084.92
	2,401.60	488.15
	26,648.47	20,143.85
	20,323.77	16,408.16
	470.73	524.90
	35,889.26
	22,430.06
	$ 114,862.09	$ 43,649.98
5375 H2S Safety Equipment Rental & Inspection		0.00
	1,518.83	1,489.96
	1,463.83	1,371.90
	1,482.96	1,525.83
	1,482.96	1,486.38
	1,554.70	1,482.96
Total 5375 H2S Safety Equipment Rental & Inspection	$ 7,503.28	$ 7,357.03
	$ 401,980.37	$ 238,669.35
5400 Production Costs - Kansas
	5,298.60	30,000.00
5420 Administration - Kansas	-556.16	1,539.37
5421 Office Expense - Kansas	450.00
		6,800.00
	1.20	3,629.41
		285.00
		51.53
		4,891.05
5421.06 Taxes & Registration Charges	2,538.04	3,698.08
		904.00
Total 5421 Office Expense - Kansas	$ 2,989.24	$ 20,259.07
		7,707.73
		2,610.48
5430 Contract Labor - Girard	2,510.00	1,512.50
		6,500.00
		23,350.52
	3,522.42	14,935.32
	5,735.61	2,535.37
	-1,121.64	19,487.27
	5,670.00	500.00
		11,173.28
Total 5400 Production Costs - Kansas	$ 24,048.07	$ 142,110.91
5500 Billed Joint Interest Partners
	-57,466.14	-49,993.77
	-38,322.20	-27,767.67
	-9,137.14	-3,685.96
	-9,137.14
	-6,377.43	-1,033.49
	-154.80
Total 5500 Billed Joint Interest Partners	$ -120,594.85	$ -82,480.89
5600 Carrying Costs
	5,078.83
	2,012.00	1,836.00
		29,098.50
Total 5600 Carrying Costs	$ 7,090.83	$ 30,934.50
Total Cost of Goods Sold	$ 959,118.69	$ 804,750.18
Gross Profit	$ 372,182.90	$ 203,012.73

		60,000.00
	150,000.00
	176,000.00
	17,863.64
	30,227.14
	$ 374,090.78	$ 60,000.00
		6,000.00
	7,500.00	37,500.00
		775.00
	$ 7,500.00	$ 44,275.00
	69,347.92	93,009.09
	2,307.25	806.50
	27,748.80	11,700.00
	50,059.14	24,750.00
		1,580.84
	3,937.50	2,297.43
	760.00	753.00
	5,450.00	2,323.00
	13,815.00	1,835.00
	55,975.70
	$ 79,938.20	$ 8,789.27
	597.00	200.00
	28,731.99	23,147.53
		265.00
		201.50
	22,173.05	1,500.00
	947.25	1,303.19
		2,638.55
	66,702.27	56,246.67
	31,129.45
	32,113.39	10,680.57
	$ 129,945.11	$ 66,927.24
	435.33	261.53
	0.00
	11,965.38	5,698.90
		100.00
	16,973.57	165,041.62
	186,306.33
	200,560.00
	45,000.00	39,000.00
		13,931.93
	$ 45,000.00	$ 52,931.93
	684.00	30,252.65
		27,000.00
	14,000.00	14,500.00
	61.53	363.98
	3,794.56	2,265.93
		862.29
	1,828.22
	160.42	175.00
	256.63

	10,236.84	7,274.24
	3,675.78	7,830.87
	4,185.46	1,238.87
	216.10	3,927.83
	3,559.33	2,487.79
	$ 21,873.51	$ 22,759.60
	827.03	950.40
	4,577.50	1,088.60
	5,418.75	9,694.82
	$ 9,996.25	$ 10,783.42
	$ 1,308,109.25	$ 673,460.12
	$ -935,926.35	$ -470,447.39

	37,112.90	49,010.49
	128,120.83	-43,395.22
	-161,766.22	-91,957.62
	-1,466,978.00
	-134,762.30	-101,890.34
	-7,119.90	-1,250.92
		-327,962.00
	-759,146.16	-194,286.00
	-14,083.92	-12,804.00
		-27,001.92
	2,075.10	538.63
	-78,136.58
	67.15	588.00
	$ -2,454,617.10	$ -750,410.90
	$ -2,454,617.10	$ -750,410.90

	2,664.70	2,646.57
	1,806.57	1,806.60
	7,518.36	7,518.36
	151,300.29	165,116.88
	8,080.92	3,266.64
	61,140.87	58,326.09
	115,855.79	115,855.80
	93,752.43	98,159.76
	193,719.84	193,236.49
	$ 635,839.77	$ 645,933.19

	336,320.00	410,841.00
	$ 336,320.00	$ 410,841.00
	$ 972,159.77	$ 1,056,774.19
	$ -3,426,776.87	$ -1,807,185.09
	$ -4,362,703.22	$ -2,277,632.48

Monday, Dec 20, 2010 07:26:13 AM PST GMT-8 - Accrual Basis

P&L Grouping

10

		0.00	0.00
		248,979.20	192,654.43
		154,900.53	127,129.02
		236,915.71	159,601.01
		209,960.81	162,272.29
		366,553.97	257,293.75

		1,217,310.22	898,950.50

	5150 Production & Severance Taxes - North Dakota
		13,633.35	21,830.82
		7,340.84	13,753.79
		14,049.70	18,354.10
		11,285.40	17,688.63
		20,455.91	29,554.43

		66,765.20	101,181.77	474,670.62

	5160 Outside Interests WI & Royalty	334,843.84	231,805.21

		334,843.84	231,805.21

	5161 Royalty Owners Interest	203,094.61	141,683.64

		203,094.61	141,683.64

10		612,606.57	424,279.88

20

		0.00	0.00
		19,165.82	21,538.61
		360.44	1,568.05
		6,905.67	9,338.15
		12,100.21	11,244.20
		3,772.84	2,702.99
		5,220.88	5,546.24
		42.53	72.97
		270.80	714.08
		3,880.73	1,297.54
		1,742.23	1,082.31

		10,620.13	10,916.78
		6,711.25	7,550.74
		1,447.78	1,375.54
		744.66	4,291.39
		16,896.57	5,245.74
		2,127.95	3,546.13
		7,125.97	7,377.94
		5,524.43	9,878.74
			137.27
	4140.26 Girard - Ulbrich 10-3	1,891.91
		0.00	30.80
		1,150.74	1,369.40

		399.76	712.22
		2,266.31	1,274.58
		3,621.76

		113,991.37	108,812.41

	5110 Production & Severance Taxes - Kansas	736.40	0.00

		736.40	0.00

	5260 Distributions to Kansas Partner (WHL Energy)	41,154.22

		41,154.22	0.00

20
		72,100.75	108,812.41

30
	5300 Production Costs - Candak

	5302 North Dakota Admin. Fees	16,868.46	2,082.90
	5304 Administrative Division Order Maintenance and Payouts	9,948.14	8,804.11
		8,609.64	4,800.53
	5306 Administrative G&G Consulting	7,096.44	23,445.04
	5307 Utilities - Candak	1,662.79	567.18
	5308 North Dakota Property Taxes	194.40			44,379.87	39,699.76
		0.00
		8,475.00	8,250.00
		8,475.00	8,250.00
		8,475.00	8,250.00
		8,475.00	8,250.00
		8,475.00	8,250.00
		2,875.00
		2,600.00
		4,496.31	6,021.91
		17,322.97	11,279.39
		13,083.82	8,277.15
		6,727.59	2,486.53
		9,487.84	7,889.47
		148.59
		90.00
		776.50	546.23
		776.49	433.25
		776.72	1,058.78
		776.75	1,705.21
		776.79	1,027.70

		2,617.26	3,167.66
		1,141.36	2,973.26
		3,219.48	2,124.66
		4,165.49	2,307.66
		2,588.81	2,474.66
			0.00
		9,991.77	3,879.89
		9,856.45	3,307.72
		32,197.09	11,910.15
		25,637.71	14,888.34
		11,402.70	5,083.98
		7,838.63
		8,494.93
	5355 Equipment Rental - Candak		600.00
	5355.06 Knudson	1,530.00
	5355.07 Jenks	1,530.00

		1,202.50	2,734.47
		2,514.50	2,570.75
		2,140.58	2,846.15
		3,200.50	3,068.14
		875.00	2,049.47

		6,698.20	6,084.92
		2,401.60	488.15
		26,648.47	20,143.85
		20,323.77	16,408.16
		470.73	524.90
		35,889.26
		22,430.06

		1,518.83	1,489.96
		1,463.83	1,371.90
		1,482.96	1,525.83
		1,482.96	1,486.38
		1,554.70	1,482.96
		-57,466.14	-49,993.77
		-38,322.20	-27,767.67
		-9,137.14	-3,685.96
		-9,137.14
		-6,377.43	-1,033.49
		-154.80
		5,078.83

		286,464.35	156,188.46

	5110 Production & Severance Taxes - Kansas	0.00	845.69
		5,298.60	30,000.00
	5420 Administration - Kansas	-556.16	1,539.37
	5421 Office Expense - Kansas	450.00
			6,800.00
		1.20	3,629.41
			285.00
			51.53
			4,891.05
	5421.06 Taxes & Registration Charges	2,538.04	3,698.08
			904.00		7,731.68	51,798.44
			7,707.73		52,111.55	91,498.20
			2,610.48
	5430 Contract Labor - Girard	2,510.00	1,512.50
			6,500.00
			23,350.52
		3,522.42	14,935.32
		5,735.61	2,535.37
		-1,121.64	19,487.27
		5,670.00	500.00
			11,173.28
		2,012.00	1,836.00
			29,098.50

		26,060.07	173,891.10

40

		2,664.70	2,646.57
		1,806.57	1,806.60
		7,518.36	7,518.36
		151,300.29	165,116.88
		8,080.92	3,266.64
		14,083.92	12,804.00	26,073.55	24,775.53
		61,140.87	58,326.09
		115,855.79	115,855.80
		93,752.43	98,159.76
		193,719.84	193,236.49
		336,320.00	410,841.00
		811,339.00
		1,797,582.69	1,069,578.19	1,771,509.14	1,044,802.66

			60,000.00
		150,000.00
		176,000.00
		17,863.64
		30,227.14
			6,000.00
		7,500.00	37,500.00
			775.00
		69,347.92	93,009.09
		2,307.25	806.50
		27,748.80	11,700.00
		34,309.14	24,750.00
			1,580.84
		3,937.50	2,297.43
		760.00	753.00
		5,450.00	2,323.00
		13,815.00	1,835.00
		55,975.70
		597.00	200.00
		28,731.99	23,147.53
			265.00
			201.50
		22,173.05	1,500.00
		947.25	1,303.19
			2,638.55
		66,702.27	56,246.67
		31,129.45
		32,113.39	10,680.57
		435.33	261.53
		0.00
		11,965.38	5,698.90
			100.00
		16,973.57	165,041.62
		186,306.33
		200,560.00
		45,000.00	39,000.00
			13,931.93
		684.00	30,252.65
			27,000.00
		14,000.00	14,500.00
		61.53	363.98
		3,794.56	2,265.93
			862.29
		1,828.22
		160.42	175.00
		256.63
		10,236.84	7,274.24
		3,675.78	7,830.87
		4,185.46	1,238.87
		216.10	3,927.83
		3,559.33	2,487.79
		827.03	950.40
		4,577.50	1,088.60
		5,418.75	9,694.82

		1,292,359.25	673,460.12

50

		37,112.90	49,010.49
		128,120.83	-43,395.22
		-161,766.22	-91,957.62
		-1,466,978.00
		-137,850.75	-101,890.34
		-7,119.90	-1,250.92
			-327,962.00
		-759,146.16	-194,286.00	-522,248.00
			-27,001.92
		2,075.10	538.63
		-78,136.58
		67.15	588.00

		-2,443,621.63	-737,606.90

50

P&L

Grouping Schedule Report

	10
			(1,217,310.22)

			66,765.20

			334,843.84

			203,094.61

	10			(612,606.57)

	20
			(113,991.37)

			41,154.22

		20		(72,837.15)

	30
			286,464.35

			26,796.47

	40
			986,243.69

			1,308,109.25

	50

			(37,112.90)
			(128,120.83)
			161,766.22
			1,466,978.00
			137,850.75
			7,119.90
			-
			759,146.16
			-
			(2,075.10)
			78,136.58
			(67.15)

				2,443,621.63

	50

				4,365,791.67

The increase in gross revenues evidenced here is attributable to the equivalent increase between the two periods in the average price received for a barrel of oil.  For the year ending September 30, 2010 the average price we received for a barrel of oil was $63.13.  During the comparable period ending September 30, 2009 the average price received per barrel was $49.97.

Gas Revenues:  During the first quarter ending December 31, 2009, the Company entered into an agreement whereby 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000.  Therefore, the net gas revenues accruing to the Company for the year ending September 30, 2010 are reported net of our joint venture partner's interest.

Revenues derived from gas sales for the years ending September 30, 2010 and 2009 were $72,101 and $108,812.  Average monthly prices received for each thousand cubic feet (mcf) of gas sold during the period end September 30, 2010 have remained volatile, ranging from a high of $5.41, received for the sale of January 2010 production,  to a low of $3.21 received for November 2009 production.  The average price received for the 12 month period ending September 30, 2010 was $4.13 per mcf.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2010 or 2009.

Production Expenses:  Production expenses are comprised of production taxes, field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations increased from $291,007 for the year ending September 30, 2009 to $286,464 for the year ending September 30, 2010.  The Kansas gas operations saw production expenses declining from $187,638 to $26,060 between the same periods.  This is a result of the joint venture agreement whereby the joint venture partner pays most production expenses.

Depreciation, depletion, amortization, and asset impairment expense: The aggregate of these expenses for the years ending September 30. 2010 and 2009 are detailed below.  The total for the 2008 fiscal year end includes a provision of $1,474,000 as a valuation allowance for those leases associated with the unproved properties described as the Uniontown project (Note 4) and the annual accretion of the asset retirement obligation, explained in Note 8 to the Consolidated Financial Statements.

Balance Sheet 10K

DONE
Jayhawk Energy, Inc.
Consolidated Balance Sheets
Assets	September 30, 2010	September 30, 2009
Current Assets
Cash and cash equivalents	$ 56,280	$ 5,658
Trade accounts receivable, less allowance for doubtful
accounts of $nill and $119,763 at September 30, 2010 and 2009, respectively (Note 3)	225,415	293,507.37
Other current assets	4,344	2,544
Total Current Assets	286,039	301,709.37	(256,487)	(162,734)
			(436,916)	(243,196)
Plant, Property and Equipment			(693,403)	(405,931)
Unproved oil and gas properties, net of allowances for impairment of $1,474,000
and accumulated amortization of $693,403 and $405,931 at September 30, 2010	2,126,445	2,265,672.74	(2,419,491)	(1,117,265)
2009, respectively. (Note 4).			(130,364)	(76,402)
Proved and developed oil & gas properties, net of accumulated DD&A of $2,027,269 and			(288,753)	(172,897)
and $1,366,204 at September 30, 2010 and 2009, respectively (Note 5)	6,647,808	6,256,237.86	(2,838,608)	(1,366,565)
Computers, office equipment, furniture and leasehold improvements, net of allowance
for Depreciation of $25,296 and $13,307, respectively.	19,616	31,605.38	(6,020)	(3,355)
Total Net Plant, Property and Equipment	8,793,869	8,553,515.98	(3,613)	(1,807)
			(15,663)	(8,145)
Other Long-Term Assets (Note 6)	56,900	55,100	(25,296)	(13,307)

Total Assets	$ 9,136,808	$ 8,910,325
		.
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,101,847	$ 267,165
Due to other Working and Royalty Interests	135,384.32	107,904.71
Other Payables, Interest & Taxes Accrued	178,357.89	130,797.07
Note Payable in less than one year (Note 7)	227,914.3	800,000
Total Current Liabilities	1,643,503.91	1,305,867.11
Long Term Liabilities (Note 8)	1,161,074.08	265,844

Total Liabilities	2,804,577.99	1,571,711.11

Commitments and Contingencies (Note 15)	-	-
Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 48,980,326 shares issued and outstanding at September 30, 2010 and 44,509,496 shares issued
and outstanding at September 30, 2009 (Note 9)	48,980	44,509.49
Additional paid-in capital	17,108,319	12,821,792
Stock issuance obligation (Notes 7 and 10)	-	136,000
Accumulated deficit	(10,825,069)	(5,663,688)
Total Stockholders' Equity	6,332,229.932	7,338,613.49

Total Liabilities and Stockholders' Equity	$ 9,136,808	$ 8,910,325

*See Accompanying Notes to the Consolidated Financial Statements*

	$ 0	$ (0.75)

Stmt of Operations 10K

DONE
Jayhawk Energy, Inc.
Consolidated Statements of Operations
and Comprehensive Loss
	Year Ended September 30, 2010	Year Ended September 30, 2009
Revenue
Oil Sales	$ 612,607	$ 479,598
Gas Sales	72,101	108,812
Total Gross Revenues	684,707	588,410

Costs and Operating Expenses
Exploration Costs	-	-
Production Costs-North Dakota	286,464	211,507
Production Costs-Kansas	26,060	187,638
Depreciation, depletion, amortization and asset impairment expense	1,797,583	1,069,577
General and Administrative	1,292,359	659,714
Other Income and Expense	2,443,622	737,607
Total Costs and Expenses	5,846,088	2,866,043

Loss from continuing operations before income tax	$ (5,161,381)	$ (2,277,633)

Provision for income taxes	-	-
Deferred tax benefit	-	-

Net loss from continuing operations	$ (5,161,381)	$ (2,277,633)

Net loss and total comprehensive loss	$ (5,161,381)	$ (2,277,633)

Basic and diluted loss per share (Note 10)	$ (0.11)	$ (0.05)

Basic weighted average number shares outstanding	47,512,481	43,699,043

*See Accompanying Notes to the Consolidated Financial Statements*

Chg in Stockholder Equity 10K

NEED DESCRIPTION FOR 9/30 ADJUSTMENT
Jayhawk Energy, Inc.
Consolidated Statements of Operations
and Comprehensive Loss

	Common Shares	Stock Par Value	Additional Paid-In Capital	Retained Earnings or (Deficit)	Stock Issuance Obligation	Total
Balance at September 30, 2008	42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,100
October 31, 2008 issuance for services	25,000	25	16,725			16,750
Janaury 12, 2009 issurance for non						-
renewed leases and services	74,575	74	74,184		(47,559)	26,699
January 12, 2009 issurance for services	51,000	51	20,859			20,910
February 5, 2009 Private placement	1,000,000	1,000	199,000		-	200,000
March 2, 2009 issue obligation					14,555	14,555
April 20, 2009 issue for services	85,400	85	14,470		(14,555)	-
May 20, 2009 issue for services	40,000	40	7,960			8,000
June 4, 2009 issue for services	49,800	50	7,420			7,470
July 31, 2009 issue for services	139,167	139	28,199		-	28,338
July 31, 2009 issue obligation in lieu of
extension fee and interest					136,000	136,000
August 5, 2009 issue for services	203,625	204	40,521		-	40,725
September 3, 2009 issue for services	30,000	30	11,670			11,700
Loss for the year ending September 30, 2009				(2,277,633)		(2,277,633)
Balance at September 30, 2009	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614
October 2, 2009 issue for services	30,000	30	11,670	-	-	11,700
October 11, 2009 issue for services	30,000	30	11,670	-	-	11,700
November 16, 2009 issue for promissory note extinguishment	544,000	544	135,456	-	(136,000)	-
December 31, 2009 conversion of debenture	-	-	900,000	-	-	900,000
January 8, 2010 cashless exercise of warrants for share issuance	1,398,065	1,398	(1,398)	-	-	(0)
January 27, 2010 cashless exercise of warrants for share issuance	713,322	713	(713)	-	-	0
February 25, 2010 conversion of note payable	1,600,000	1,600	853,543	-	-	855,143
February 25, 2010 cost of conversion of promissory note			1,466,978	-		1,466,978
April 1, 2010 issue in lieu of interest	21,666	22	16,228	-	-	16,250
April 23, 2010 warrant valuation and beneficial conversion of debentures issued			600,000	-		600,000
May 4, 2010 issue for services	11,000	11	5,159	-	-	5,170
June 28, 2010 conversion of debenture	10,000	10	1,900	-	-	1,910
July 20, 2010 issue in lieu of interest	112,777	113	33,721	-	-	33,833
September 2, 2010 issuance of stock options			200,560	-		200,560
September 30, 2010 adjusting entries			51,753			51,753
Loss for the year ending September 30, 2009				(5,161,381)		(5,161,381)
Balance at September 30, 2009	48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231

*See Accompanying Notes to the Consolidated Financial Statements*

Stmt of Cash Flows10K

Jayhawk Energy, Inc.
Statement of Consolidated Cash Flows

	Year Ended September 30, 2010		Year Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (5,161,381)		$ (2,277,633)
Adjustments to reconcile net loss to net cash used:
by operating activities:
Depreciation, depletion, amortization and impairment	-		1,249,259
Accretion in annual asset retirement obligations	-		12,804
Debt Conversion Expense	-
Common stock issued in lieu of interest
Common stock issued in consideration for services	-		311,147
Stock options expense	-		-
Loss on disposition of asset	-		-
(Increase) Decrease in accounts receivable, net	68,092		120,355
(Increase) Decrease in other current assets	(1,800)		13,483
(Increase) Decrease in other long term assets	(1,800)		-
Increase (Decrease) in accounts payable	834,682		(209,030)
Increase in accruals and other current liabilities	75,040		533,561
Provision (benefit) for deferred income taxes	-		-
Net cash used by operating activities	(4,187,167)		(246,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	(1,941,750)		(18,600)
Unproved oil and gas property additions	(148,245)		(1,160)
Sale of joint interest in Kansas properties	-
Other property additions	-		(11,211)
Net cash used by operating activities	(2,089,995)		(30,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-		200,000
Borrowings with note payable	-		-
Common stock issued for reduction of note payable	-
Net cash provided by financing activities	-		200,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,277,162)		(77,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,658		82,683

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ (6,271,504)		$ 5,658

Supplemental Disclosure of Cash Flows and Non-cash Investing and Financing Activity:
Income taxes paid			$ -
Interest paid with common stock	$ -		$ 96,000

*See Accompanying Notes to the Consolidated Financial Statements*

7009 Debt Foregiveness Income	37,112.90		49,010.49
7010 Other Miscellaneous Income	128,120.83		-43,395.22
7011 Costs Associated with Raising Capital	-161,766.22		-91,957.62
7012 Debt Conversion Expense	-1,466,978.00
7100 Interest Expense	-137,850.75		-101,890.34
7101 Vendor Late Fees & Finance Charges	-7,119.90		-1,250.92
7104 Accretion of Note Payable			-327,962.00
7105 Amortization of Note Discount Expense	-759,146.16		-194,286.00
7110 Bad Debt Expense			-27,001.92
7120 Interest Earned	2,075.10		538.63
7150 Loss on Disposal of Fixed Assets	-78,136.58
7160 Miscellaneous	67.15		588.00

	-2,443,621.63	-737,606.90

BS for Cash Flow Prep

DONE
Jayhawk Energy, Inc.
Consolidated Balance Sheets
Assets	September 30, 2010	September 30, 2009	Effect on Cash
Current Assets
Cash and cash equivalents	$ 56,280	$ 5,658	$ (50,622)
Trade accounts receivable, less allowance for doubtful
accounts of $nill and $119,763 at September 30, 2010 and 2009, respectively (Note 3)	225,415	293,507.37	68,092.17
Other current assets	4,344	2,544	-1,799.65
Total Current Assets	286,039	301,709.37

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances for impairment of $1,474,000
and accumulated amortization of $693,403 and $405,931 at September 30, 2010	2,126,445	2,265,672.74	139,227.48	Analyze
2009, respectively. (Note 4).
Proved and developed oil & gas properties, net of accumulated DD&A of $2,027,269 and
and $1,366,204 at September 30, 2010 and 2009, respectively (Note 5)	6,647,808	6,256,237.86	-391,570	Analyze
Computers, office equipment, furniture and leasehold improvements, net of allowance
for Depreciation of $25,296 and $13,307, respectively.	19,616	31,605.38	11,989.63	Analyze
Total Net Plant, Property and Equipment	8,793,869	8,553,515.98

Other Long-Term Assets (Note 6)	56,900	55,100	-1,800

Total Assets	$ 9,136,808	$ 8,910,325
		.
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,101,847	$ 267,165	$ 834,682
Due to other Working and Royalty Interests	135,384.32	107,904.71	27,479.61
Other Payables, Interest & Taxes Accrued	178,357.89	130,797.07	47,560.82	$ 75,040

Note Payable in less than one year (Note 7)	227,914.3	800,000	-572,085.7	Analyze
Total Current Liabilities	1,643,503.91	1,305,867.11
Long Term Liabilities (Note 8)	1,161,074.08	265,844	895,230.08

Total Liabilities	2,804,577.99	1,571,711.11

Commitments and Contingencies (Note 15)	-	-
Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 48,980,326 shares issued and outstanding at September 30, 2010 and 44,509,496 shares issued
and outstanding at September 30, 2009 (Note 9)	48,980	44,509.49	$ 4,470
Additional paid-in capital	17,108,319	12,821,792	$ 4,286,527
Stock issuance obligation (Notes 7 and 10)	-	136,000	$ (136,000)
Accumulated deficit	(10,825,069)	(5,663,688)	$ (5,161,381)
Total Stockholders' Equity	6,332,229.932	7,338,613.49

Total Liabilities and Stockholders' Equity	$ 9,136,808	$ 8,910,325	$ 1

*See Accompanying Notes to the Consolidated Financial Statements*

	$ 0	$ (0.75)

Chg in Stockholder Equity 1 (2)

NEED DESCRIPTION FOR 9/30 ADJUSTMENT
							Services	Interest	Stock Options	Debt Conversion	Income (Loss)	Total
Balance at September 30, 2009	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614						7,338,614
												-
October 2, 2009 issue for services	30,000	30	11,670	-	-	11,700	11,700					11,700
October 11, 2009 issue for services	30,000	30	11,670	-	-	11,700	11,700					11,700
November 16, 2009 issue for promissory note extinguishment	544,000	544	135,456	-	(136,000)	-						-
December 31, 2009 conversion of debenture	-	-	900,000	-	-	900,000						-
												-
January 8, 2010 cashless exercise of warrants for share issuance	1,398,065	1,398	(1,398)	-	-	(0)						-
January 27, 2010 cashless exercise of warrants for share issuance	713,322	713	(713)	-	-	0						-
February 25, 2010 conversion of note payable	1,600,000	1,600	853,543	-	-	855,143						-
February 25, 2010 cost of conversion of promissory note			1,466,978	-		1,466,978				1,466,978		1,466,978
												-
April 1, 2010 issue in lieu of interest	21,666	22	16,228	-	-	16,250		16,250				16,250
April 23, 2010 warrant valuation and beneficial conversion of debentures issued			600,000	-		600,000						-
May 4, 2010 issue for services	11,000	11	5,159	-	-	5,170	5,170					5,170
June 28, 2010 conversion of debenture	10,000	10	1,900	-	-	1,910						-
												-
July 20, 2010 issue in lieu of interest	112,777	113	33,721	-	-	33,833		33,833				33,833
September 2, 2010 issuance of stock options			200,560	-		200,560			200,560			200,560
September 30, 2010 adjusting entries			51,753			51,753						-
Loss for the year ending September 30, 2009				(5,161,381)		(5,161,381)					(5,161,381)	(5,161,381)
Balance at September 30, 2009	48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231	28,570	50,083	200,560	1,466,978	(5,161,381)	3,923,424

*See Accompanying Notes to the Consolidated Financial Statements*

Stmt of Cash Flow worksheet

STILL PENDING
Jayhawk Energy, Inc.
Statement of Consolidated Cash Flows

		Year Ended September 30, 2010	Year Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations		$ (5,161,381)	$ (2,277,633)
Adjustments to reconcile net loss to net cash used:
by operating activities:
Depreciation, depletion and amortization		1,797,583	1,249,259
Provisions for doubtful collection of receivables			23,953
Beg Balance	(119,763)
End Balance	-	(119,763)	-

Provisions for lease impairments
Beg Balance	(1,474,000)
End Balance	(1,474,000)	-	-
Accretion in annual asset retirement obligations
Beg Balance	140,844
End Balance	154,928	14,084	12,804
Common stock issued in consideration for services
Beg Balance
End Balance		-	311,147
Loss on disposition of asset
Beg Balance
End Balance		-	-
(Increase) Decrease in accounts receivable
Beg Balance	293,507
Add back Provision for doubtful account	119,763
End Balance	225,415
Add back Provision for doubtful account	-	187,855	96,402

(Increase) Decrease in other current assets
Beg Balance	2,544
End Balance	4,344	(1,800)	13,483
(Increase) Decrease in other long-term assets
Beg Balance	55,100
End Balance	56,900	(1,800)
Increase (Decrease) in accounts payable
Beg Balance	267,166
End Balance	1,101,847	834,681	(209,030)
Increase in accruals and other current liabilities
Beg Balance	238,702
End Balance	313,742	75,040	533,561
Provision (benefit) for deferred income taxes
Beg Balance	-
End Balance	-	-	-

Net cash used by operating activities		(2,375,500)	(246,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions		(2,069,599)	(18,600)
See workpaper tab

Unproved oil and gas property additions		(148,245)	(1,160)
See workpaper tab
Other property additions		-	(11,211)
Beg Balance
Net cash used by investing activities		(2,217,844)	(30,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock		-	200,000
Beg Balance
End Balance
Borrowings with note payable, net		-	-
Beg Balance	1,065,844
End Balance	1,388,988	323,144
Net cash provided by financing activities		323,144	200,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS		(4,270,200)	(77,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		5,658	82,683

CASH AND CASH EQUIVALENTS AT END OF YEAR		$ (4,264,542)	$ 5,658

Supplemental Disclosure of Cash Flows and Non-cash Investing and Financing Activity:
Income taxes paid		$ -	$ -
Interest paid with common stock		$ -	$ 96,000

*See Accompanying Notes to the Consolidated Financial Statements*

CFS Worksheet

Jayhawk Energy, Inc.
Consolidated Balance Sheets
Assets	September 30, 2010	September 30, 2009	Effect on Cash
Current Assets
Cash and cash equivalents	$ 56,280	$ 5,658	50,621.92
Trade accounts receivable, less allowance for doubtful
accounts of $xxx,xxx and $119,763 at September 30, 2010 and 2009, respectively (Note 3)	225,415	293,507.37
	-	119,763
	-	-119,764	68,091.17

Other current assets	4,344	2,544	-1,799.65
Total Current Assets	286,039	301,708.37

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances for impairment of $1,474,000
and accumulated amortization of $405,931 and 14,535, at September 30, 2009	2,126,445	2,265,672.74	-139,227.48
2008, respectively. (Note 4).			0
	1,474,000	1,474,000	0
	(1,474,000)	(1,474,000)	0
Proved and developed oil & gas properties, net of accumulated DD&A of $1,366,204
and $613,158 at September 30, 2009 and 2008, respectively (Note 5)	6,647,808	6,256,237.86
Accum DD&A	1,608,152	1,117,265
	130,364	76,402
	288,753	172,897	-1,052,274.16
	(1,608,152)	-1,117,265.38
	(130,364)	-76,402.37
	(288,753)	-172,897.26	660,704.16
	6,647,808	6,256,238
Computers, office equipment, furniture and leasehold improvements, net of allowance
for Depreciation of $1,335 and $nil, respectively.	19,616	31,605.38
	6,020	3,355
	3,613	1,807
	15,663	8,145	0
	(6,020)	(3,355)
	(3,613)	(1,807)
	(15,663)	(8,145)	11,989.63
	19,616	31,605

Total Net Plant, Property and Equipment	8,793,869	8,553,516

Other Long-Term Assets (Note 6)	56,900	55,100	-1,800

Total Assets	$ 9,136,808	$ 8,910,324
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,101,847	$ 267,166	834,681.07

Due to other Working and Royalty Interests	135,384.32	107,904.71
Other Payables, Interest & Taxes Accrued	178,357.89	130,797.07	75,040.43

Note Payable in less than one year (Note 7)	227,914.3	800,000	-572,085.7
Total Current Liabilities	1,643,503.91	1,305,868.11
2851 Asset Retirement Obligation	154,927.92	140,844	14,083.92
1911 Investment in JV	250,000	125,000	125,000
1411-00 Unamortized Discount on Note Payable	-740,853.84	0	740,853.84
2805 Convertible Debentures 12.09	900,000
2806 Convertible Debentures 04.10	597,000		1,497,000
Long Term Liabilities (Note 8)	1,161,074.08	265,844	2,376,937.76

Total Liabilities	2,804,577.99	1,571,712.11

Commitments and Contingencies (Note 15)	-	-
Stockholders' Equity
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	-	-	0
Common Stock, $.001 par value; 200,000,000 shares authorized; 48,980,326 shares issued			0
and outstanding at September 30, 2010 and 44,509,496 shares issued			0
and outstanding at September 30, 2009 (Note 9)	48,981	44,509.49	-4,471.332
Additional paid-in capital	17,108,318	12,821,792	-4,286,526.26
Stock issuance obligation (Notes 7 and 9)	-	136,000	136,000
Accumulated deficit	(10,825,069)	-5,663,688	5,161,380.67
Total Stockholders' Equity	6,332,230.412	7,338,613.49

Total Liabilities and Stockholders' Equity	$ 9,136,808	$ 8,910,326
*See Accompanying Notes to the Consolidated Financial Statements*

	$ 1

Wtd Avg Number of Shares

DONE
		Jayhawk Energy, Inc.
		Wtd. Avergage Shares Calculation

Dollar Amount	Price per share	Date of Issue	Name		Shares	Shares	Days	Share Days	Weighted
			Shareholder	Cert No.	Issued	Outstanding	Outstanding		Average
		06/30/04			66,000,000	66,000,000
		09/30/04				66,000,000
		12/31/04				66,000,000
		03/31/05				66,000,000
		06/30/05				66,000,000
		09/30/05				66,000,000
		12/31/05				66,000,000
		03/31/06				66,000,000
		06/30/06			24,000,000	90,000,000
		09/30/06				90,000,000
		12/31/06				90,000,000
		03/31/07				90,000,000
		06/21/07				90,000,000
					(56,000,000)	34,000,000
					2,882,659	36,882,659
		09/30/07				36,882,659
						36,882,659	108	3,983,327,172
		01/16/08			2,666,667	39,549,326	47	1,858,818,322
		03/03/08			50,000	39,599,326	28	1,108,781,128
		03/31/08			1,024,727	40,624,053	16	649,984,848
		03/31/08				40,624,053
		04/16/08			900,000	41,524,053
		04/16/08			599,939	42,123,992	19	800,355,848
		05/05/08			25,000	42,148,992	2	84,297,984
		05/07/08			50,000	42,198,992	2	84,397,984
		05/09/08			399,962	42,598,954	52	2,215,145,608
		06/30/08				42,598,954	3	127,796,862
		07/03/08			211,975	42,810,929	89	3,810,172,681
		09/30/08				42,810,929	366	14,723,078,437	40,226,990
		10/31/08				42,810,929	31	1,327,138,799
		10/31/08			25,000	42,835,929	61	2,612,991,669
		12/31/08				42,835,929	92	3,940,130,468	42,827,505		Days	Share Days	Wgtd Avg
		12/31/08				42,835,929	12	514,031,148		42,810,929	31	1,327,138,799
		01/12/09			125,575	42,961,504	24	1,031,076,096		42,835,928	73	3,127,022,744
		02/05/09			1,000,000	43,961,504	54	2,373,921,216		42,961,504	24	1,031,076,096
		03/31/09				43,961,504		0		43,961,504	54	2,373,921,216
		03/31/09				43,961,504	90	3,919,028,460	43,544,761	43,961,504	182	7,859,158,855	43,182,192
		03/31/09				43,961,504	20	879,230,080		43,961,504	20	879,230,080
		04/20/09			85,400	44,046,904	30	1,321,407,120		44,046,904	30	1,321,407,120
		05/20/09			40,000	44,086,904	15	661,303,560		44,086,904	15	661,303,560
		06/04/09	Marlin Consulting		49,800	44,136,704	26	1,147,554,304		44,136,704	26	1,147,554,304
		06/30/09				44,136,704	91	4,009,495,064	44,060,385	44,136,704	273	11,868,653,919	43,474,923

			Shares Issued						3 months
		06/30/09				44,136,704	30	1,324,101,120		44,136,704	30	1,324,101,120
		07/30/09	Tony Anderson		14,167	44,150,871	1	44,150,871		44,150,871	1	44,150,871
		07/31/09	Cornish Wireline		125,000	44,275,871	4	177,103,484		44,275,871	4	177,103,484
		08/04/09	Bates		203,625	44,479,496	30	1,334,384,880		44,479,496	30	1,334,384,880
		09/03/09	Uptick Capital		30,000	44,509,496	27	1,201,756,392		44,509,496	27	1,201,756,392
		09/30/09				44,509,496	92	4,081,496,747	44,364,095		365	15,950,150,666	43,699,043

		Begin New Fiscal Year
		09/30/09				44,509,496	2	89,018,992		44,509,496	2	89,018,992
11,700	0.39	10/02/09	Uptick Capital		30,000	44,539,496	28	1,247,105,888		44,539,496	28	1,247,105,888
11,700	0.39	10/30/09	Uptick Capital		30,000	44,569,496	17	757,681,432		44,569,496	17	757,681,432
136,000	0.25	11/16/09	Starshell Consultants		544,000	45,113,496	45	2,030,107,320		45,113,496	45	2,030,107,320
		12/31/09				45,113,496	92	4,123,913,632	44,825,148		92	4,123,913,632	44,825,148
		12/31/09				45,113,496	12	541,361,952			12	541,361,952
286,957	0.21	01/12/10	Cashless Exercise		1,395,965	46,509,461	15	697,641,915			15	697,641,915			44,509,496.00
	-	01/27/10	Cashless Exercise		713,322	47,222,783	12	566,673,396			12	566,673,396			48,980,326.00
	-	02/08/10	Whalehaven Adjustment		2,100	47,224,883	17	802,823,011			17	802,823,011
	-	02/25/10	for $800K note		1,600,000	48,824,883	34	1,660,046,022			34	1,660,046,022			4,470,830.00
		03/31/10				48,824,883	90	4,268,546,296	47,428,292		182	8,392,459,928	46,112,417
		03/31/10				48,824,883	1	48,824,883			1	48,824,883
	-	04/01/10	Interest shares		21,666	48,846,549	33	1,611,936,117			33	1,611,936,117
	-	05/04/10	Shs to Tony Anderson		11,000	48,857,549	55	2,687,165,195			55	2,687,165,195
3,000	0.30	06/28/10	Momona		10,000	48,867,549	2	97,735,098			2	97,735,098
		06/30/10				48,867,549	91	4,445,661,293	48,853,421		273	12,838,121,221	47,026,085
		06/30/10				48,867,549	20	977,350,980			20	977,350,980
33,833	0.30	07/20/10	Interest shares		112,777	48,980,326	72	3,526,583,472			72	3,526,583,472
Shares issued in error (duplicates) - not included in outstanding shares calculation		07/23/10	Duplicate shares		23,971	49,004,297	0	0			0	0
		08/03/10	Cancelled 591-8		(2,092)	49,002,205	0	0			0	0
		08/03/10	Cancelled 592-6		(1,046)	49,001,159	0	0			0	0
		08/13/10	Cncld Cert 598-3		(13,889)	48,987,270	0				0	0		Whalehaven
		08/13/10	Cncld Cert 599-1		(6,944)	48,980,326	0	0			0	0
		09/30/10				48,980,326	92	3,526,583,472	38,332,429		365	17,342,055,673	47,512,481
							365

			Director and Officer Ownership
			Lindsay Gorrill			4,000,000	8.17%
			Marshall Diamond-Goldberg			49,800	0.10%
			Kelly Stopher			1,000	0.00%

Note 3 Trade Accts Rec

TIES TO BALANCE SHEET - ADD TO NOTES TABLE

Note 3 - Trade Accounts Receivable
		Year Ended September 30, 2010	Year Ended September 30, 2009	Effect on Cash Flow
	Due for crude oil delivered in June & July-SemCrude	$ -	$ 283,485	$ 283,485
	Less: Allowance for doubtful collections	-	(119,763)	$ (119,763)
	Due for crude oil delivered in September 2010 and 2009	193,297	109,074	$ (84,223)
	Due for natural gas delivered in September 2010 and 2009	6,533	5,955	$ (579)
	Due from joint operating agreement working interests	25,585	14,756	$ (10,829)
	TOTAL:	$ 225,415	$ 293,507	$ 68,092

Note 4 Unproved Prop Impairment

DISCUSS ENGINEER REPORT WITH MARIE - POTENTIAL ADJUSTMENT???

Note 4 - Unproved Properties and Impairment

	Year Ended September 30, 2010	Year Ended September 30, 2009	Effect on Cash Flow
Name
Kansas Uniontown Project	$ 2,494,479	$ 2,494,479	$ -
Less: allowance for impairment	(1,474,000)	(1,474,000)	-
Less: accumulated amortization	(256,487)	(162,734)	93,752	Depreciation to operating Income
Net investment in Uniontown Project	$ 763,992	$ 857,745	$ 93,752

Kansas Girard Project	$ 1,652,284	$ 1,651,124	(1,160)	Lease acquisition
Less: accumulated amortization	(436,916)	(243,196)	193,720	Depreciation to operating Income
Net investment in Girard Project	$ 1,215,368	$ 1,407,928	$ 192,560	Disposition of assets

North Dakota Project	$ 147,085	$ -	$ (147,085)	Lease acquisition costs
Less: accumulated amortization	-	-
Net investment in North Dakota Project	$ 147,085	$ -	$ (147,085)

Total Unproved Oil and Gas Properties	$ 2,126,445	$ 2,265,673	$ 139,227

1801 Lease Acquisition Costs	147,084.79

			Net Cash Flow Presentation
1812 Original Cost	2,200,000.00	2,200,000.00
1816 Original Cost	294,479.29	294,479.29	(148,245)	Proved Oil and Gas Additions
			287,472	Depreciation
1813 Allowance for Impairment	-1,474,000.00	-1,474,000.00	139,227
1817 Accumulated Amortization	-256,486.91	-162,734.48

1832 Original Cost	1,072,284.50	1,072,284.50
1833 Accumulated Amortization	0.00	0.00
1836 Original Cost	579,999.50	578,839.50
1837 Accumulated Amortization	-436,915.91	-243,196.07

	2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

DISCUSS ENGINEER REPORT WITH MARIE - POTENTIAL ADJUSTMENT???

Note 5 - Proved Oil and Gas Properties

		Year Ended September 30, 2010	Year Ended September 30, 2009			Effect on Cash Flow
Candak, North Dakota Properties
	Proved Reserves	$ 2,357,753	$ 2,357,753			$ -
	Field Equipment	1,224,580	1,200,247		Investment	(24,333)
	Capitalized Drilling Costs	1,929,410	-			(1,929,410)
	Less accumulated DD&A	(2,419,491)	(1,117,265)			1,302,226	Adjustment to Opn Income
Net Capitalized Costs		$ 3,092,252	$ 2,440,735			$ (651,518)

Girard, Kansas Properties
	Field Equipment	$ 705,903	$ 796,033			$ 90,130	Disposition of assets
	Capitalized Drilling Costs	662,899	662,899			-
	Less accumulated DD&A	(130,364)	(76,402)			$ 53,961	Adjustment to Opn Income
Net Capitalized Costs		$ 1,238,438	$ 1,382,530
						$ -
JayHawk Gas Transportation
	Field Equipment	$ 2,605,871	$ 2,605,871			$ -
	Less accumulated DD&A	(288,753)	(172,897)			(115,856)
Net Capitalized Costs		$ 2,317,118	$ 2,432,973			$ (115,856)

Total Proved Oil and Gas Properties		$ 6,647,808	$ 6,256,238			$ 391,570

						Net Cash Flow Presentation
						(2,069,599)	Proved Oil and Gas Additions
						90,130	Disposition of assets
						1,240,332	Depreciation
						(739,137)

	Proved O&G Properties

	1761 Original Cost	2,308,752.58	2,308,752.58
	1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00	2,357,752.58
	1631-00 Original Cost	1,224,580.42	1,200,247.42

	1762 Accumulated Depletion	-1,175,123.90	-838,803.90
	1763 Capitalized Cost of Asset Retirement Obligation	0.00	0.00
	1632-00 Depreciation	-426,495.13	-275,194.84
	1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-1,117,265.38

	1635-01 Knudsen No. 1 - TDC	397,625.41
	1635-02 Jenks No. 1 - TDC	291,318.95
	1636-01 Knudsen No. 1 - IDC	660,024.73
	1636-02 Jenks No. 1 - IDC	580,441.36

	1640-00 Field Equipment - Girard
	1641-00 Field Equipment	544,575.27	634,705.56
	1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00

	1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
	1641-12 TDC - C. Kunshek 14-3	17,141.25	17,141.25
	1641-14 TDC - Dean Davied 11-6	22,100.00	22,100.00
	1641-22 TDC - Lucke 27-2	16,406.25	16,406.25
	1641-23 TDC - Roye 14-2	12,547.50	12,547.50
	1641-27 TDC - W. Kunshek 23-2	15,172.50	15,172.50
	1641-28 TDC - Burks 13-1	21,760.00	21,760.00
	1641.30 TDC - Geier 2-1	19,525.00	19,525.00	796,033.06

	1643.01 IDC - Anderson Unit 24	3,988.34	3,988.34

	1643.10 IDC - Bever 22-3	16,755.58	16,755.58
	1643.12 IDC - C. Kunshek 14-3	16,798.56	16,798.56
	1643.14 IDC - Dean Davied 11-6	15,204.55	15,204.55
	1643.22 IDC - Lucke 27-2	18,964.99	18,964.99
	1643.23 IDC - Roye 14-2	15,436.47	15,436.47
	1643.27 IDC - W. Kunshek 23-2	14,263.87	14,263.87
	1643.28 IDC - Burks 13-1	5,639.62	5,639.62

	1643.30 IDC - Geier 2-1	15,641.74	15,641.74

	1840 TDC - Girard	174,040.00	174,040.00
	1840.01 Anderson Unit 24	0.00	0.00

	1840.10 Bever 22-3	0.00	0.00
	1840.11 Bogle 10-1	16,800.00	16,800.00
	1840.12 C. Kunshek 14-3	0.00	0.00
	1840.14 Dean Davied 11-6	0.00	0.00
	1840.16 Finke 10-2	13,203.75	13,203.75
	1840.17 Finke 3-3	13,912.50	13,912.50
	1840.19 Herlocker 13-2	22,100.00	22,100.00

	1840.20 Herlocker 13-5	21,760.00	21,760.00
	1840.22 Lucke 27-2	0.00	0.00
	1840.23 Roye 14-2	0.00	0.00
	1840.24 Roye 27-1	16,800.00	16,800.00
	1840.25 S. Johnson 10-3	15,172.50	15,172.50
	1840.26 Ulbrich 10-3	21,080.00	21,080.00
	1840.27 W. Kunshek 23-2	0.00	0.00
	1840.28 Burks 13-1	0.00	0.00
	1840.29 DeLange 9-2	19,880.00	19,880.00

	1840.30 Geier 2-1	0.00	0.00
	1840.31 Nickelson 34-2	21,300.00	21,300.00
	1840.32 C. Kunshek 14-1	21,760.00	21,760.00
	1840.99 Credits and Transfers	-34,747.50	-34,747.50
	1845.01 Anderson 24 Unit	0.00	0.00

	1845.10 Bever 22-3	0.00	0.00
	1845.11 Bogle 10-1	3,248.16	3,248.16
	1845.12 C. Kunshek 14-3	0.00	0.00
	1845.14 Dean Davied 11-6	0.00	0.00
	1845.15 DeLange 26-1	11,307.50	11,307.50
	1845.16 Finke 10-2	12,908.83	12,908.83
	1845.17 Finke 3-3	1,921.25	1,921.25
	1845.19 Herlocker 13-2	15,402.97	15,402.97

	1845.20 Herlocker 13-5	15,336.13	15,336.13
	1845.22 Lucke 27-2	0.00	0.00
	1845.23 Roye 14-2	0.00	0.00
	1845.24 Roye 27-1	3,748.13	3,748.13
	1845.25 S. Johnson 10-3	14,873.51	14,873.51
	1845.26 Ulbrich 10-3	16,655.04	16,655.04
	1845.27 W. Kunshek 23-2	0.00	0.00
	1845.28 Burks 13-1	0.00	0.00
	1845.29 DeLange 9-2	16,999.47	16,999.47

	1845.30 Geier 2-1	0.00	0.00
	1845.31 Nickelson 34-2	15,413.11	15,413.11
	1845.32 C. Kunshek 14-1	1,930.00	1,930.00
	1845.99 Credits & Transfers Out	0.00	0.00
	1847 Capitalized Asset Retirement Costs	67,400.00	67,400.00	662,899.07

	1642 Accumulated Depreciation	-125,549.53	-76,402.37
	1848 Accumulated Depreciation of Capitalized ARO - Kansas	-4,814.28

	1651 Original Cost	2,604,270.74	2,604,270.74
	1653 Pipeline Easement(s)	1,600.00	1,600.00	2,605,870.74
	1652 Accumulated Depreciation	-288,753.05	-172,897.26

		0.00	7,459,146.86

Note 6 Other LT Assets

DONE - ADD TO NOTES TABLE

Note 6 - Other Long-Term Assets

		Year Ended September 30, 2010	Year Ended September 30, 2009	Effect on Cash Flow

Rental Security Deposit		$ 1,500	$ 1,500	$ -
Bond Deposit - State of Kansas		5,400	3,600	(1,800)
Bond Deposit - State of North Dakota		50,000	50,000	-
	Total	$ 56,900	$ 55,100	$ (1,800)

Note 8-Long Term Liabilities

PENDING

Note 7 - Notes payable

		Year Ended September 30, 2010	Year Ended September 30, 2009

Asset retirement obligation		$ 154,928	$ 140,844
Long-term notes (debentures) payable face value		1,497,000	-
	Less: Unamortized discount(s)	(740,854)	-
	Imputed fair value of common stock purchase warrants		-
	Imputed fair value of beneficial conversion feature		-
Total long-term liabilities		$ 911,074	$ 140,844

Note 8 Asset Retirement Obl

DONE - ADD TO NOTES TABLE

Note 8 - Asset Retirement Obligation

	Year Ended September 30, 2010	Year Ended September 30, 2009

Beginning balance	$ 140,844	$ 128,040
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	14,084	12,804
Revision to estimated cash flows	-	-
Totals	$ 154,928	$ 140,844

Note 13 - Income tax

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109
MARIE REVIEW

Note 13 - Income Tax

					2007		2008		2009		2010		Cumulative

	Net operating loss before taxes:				$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (5,161,381)		$ (10,825,068)
		Add back temporary differences:			-		-		-		-		-
			Allowance for impairment		-		1,474,000		-		-		1,474,000
			Excess depreciation and amortization		-		129,106		370,776		-		499,882
			Expenses not deducted currently		-		-		102,804		-		102,804
		Add back permanent differences:			-		-		-		-		-
			Accretion and amortization of note										-
			discount		-		-		522,248		759,146		1,281,394
			Other		40,000		4,154		750		-		44,904
	Net operating loss to carry-forward				$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (4,402,235)		$ (7,422,084)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%
PENDING MARIE REVIEW OF PRIOR TAB

Note 13 - Income tax (continued)

	Tax Year End						NOL Carry-forward		Deferred Tax Asset
	September 30, 2006 (from inception)						$ 32,433		$ 6,211	0.2%
	September 30, 2007						185,280		35,481	0.2%
	September 30, 2008						1,521,082		291,287	0.2%
	September 30, 2009						1,281,054		245,321	0.2%
	September 30, 2010						4,402,235		840,827	0.2%
		Total available					$ 7,422,084		$ 1,419,127
		Less: Valuation Allowance							(578,300)
			Net Deferred Tax Asset						$ 840,827

Stock Prices

Date	Open	High	Low	Close	Volume	Adj Close
11/12/2009	0.27	0.27	0.22	0.26	110,100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35,000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118,400	0.29
11/10/2009	0.26	0.27	0.25	0.26	64,700	0.26
11/13/2009	0.26	0.27	0.25	0.25	22,200	0.25
11/17/2009	0.25	0.27	0.25	0.27	36,600	0.27
11/11/2009	0.25	0.28	0.25	0.27	26,200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56,900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55,200	0.26
11/6/2009	0.26	0.27	0.26	0.26	35,900	0.26
11/18/2009	0.26	0.27	0.26	0.26	19,000	0.26
10/20/2009	0.27	0.28	0.26	0.27	62,000	0.27
10/28/2009	0.28	0.28	0.26	0.27	82,700	0.27
11/2/2009	0.27	0.28	0.26	0.26	65,900	0.26
11/3/2009	0.26	0.28	0.26	0.26	40,300	0.26
11/4/2009	0.26	0.28	0.26	0.27	48,600	0.27
11/9/2009	0.26	0.28	0.26	0.27	36,600	0.27
10/21/2009	0.27	0.29	0.26	0.28	136,700	0.28
11/5/2009	0.26	0.29	0.26	0.26	28,900	0.26
11/24/2009	0.26	0.29	0.26	0.27	45,700	0.27
10/19/2009	0.3	0.31	0.26	0.28	269,100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491,700	0.33
10/22/2009	0.29	0.3	0.27	0.28	83,200	0.28
10/27/2009	0.27	0.3	0.27	0.28	35,300	0.28
10/29/2009	0.27	0.3	0.27	0.28	53,900	0.28
10/30/2009	0.3	0.3	0.27	0.27	58,800	0.27
10/23/2009	0.28	0.3	0.28	0.28	65,400	0.28
10/26/2009	0.28	0.3	0.28	0.28	42,800	0.28
10/12/2009	0.31	0.33	0.28	0.29	130,200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66,400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75,400	0.3
10/9/2009	0.32	0.32	0.3	0.31	64,600	0.31
10/16/2009	0.3	0.32	0.3	0.31	231,600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59,600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185,100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69,900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136,600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110,400	0.35
10/1/2009	0.36	0.37	0.35	0.36	93,500	0.36
10/2/2009	0.35	0.37	0.35	0.37	68,500	0.37
10/5/2009	0.37	0.38	0.35	0.36	55,900	0.36
11/30/2009	0.37	0.44	0.35	0.44	396,300	0.44
12/8/2009	0.38	0.44	0.35	0.43	456,700	0.43
11/27/2009	0.37	0.39	0.36	0.38	79,900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379,100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495,200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227,200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433,900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234,300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438,100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2,828,900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961,800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1,267,800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429,400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546,200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181,500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647,400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1,370,100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2,502,800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1,123,200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915,200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858,000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625,400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965,400	0.88

1/27/2010	0.8	1.18	0.8	1.15	4,125,900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5,650,500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1,595,700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923,600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682,000	1.06
3/31/2010	1.01	1.02	1	1.02	338,900	1.02
3/4/2010	1.01	1.05	1	1.02	1,168,700	1.02
3/30/2010	1.05	1.08	1	1.01	354,600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1,009,000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376,300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1,861,400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417,200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426,100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3,622,400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166,200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4,281,400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251,400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283,200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142,200	1.11
1/29/2010	1.17	1.19	1.1	1.1	821,000	1.1
3/18/2010	1.16	1.19	1.1	1.16	362,100	1.16
1/5/2010	1.11	1.41	1.1	1.4	5,095,100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2,034,300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1,755,600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400,300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475,300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1,059,500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1,585,300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2,781,200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959,800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743,300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381,000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846,400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222,200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1,220,100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801,400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590,000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1,885,800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303,200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334,000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2,402,900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4,024,000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3,196,900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1,363,400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1,085,400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1,526,400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2,471,900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5,083,900	1.9
1/11/2010	1.55	1.66	1.55	1.64	2,155,000	1.64
1/14/2010	1.58	1.66	1.55	1.65	1,582,500	1.65
2/9/2010	1.79	1.8	1.56	1.75	2,203,000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1,814,900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562,500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1,036,700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1,882,100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1,731,700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1,442,800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820,900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526,400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1,801,000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3,096,500	2.12

6/30/2010	0.31	0.34	0.3	0.34	109,700	0.34
6/25/2010	0.32	0.34	0.32	0.32	64,700	0.32
6/29/2010	0.32	0.34	0.32	0.33	103,400	0.33
6/28/2010	0.32	0.35	0.32	0.32	78,300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161,000	0.32
6/22/2010	0.37	0.37	0.35	0.35	107,300	0.35
6/23/2010	0.35	0.37	0.35	0.35	50,900	0.35
6/21/2010	0.37	0.37	0.36	0.37	92,000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97,100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668,500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88,100	0.41
5/25/2010	0.43	0.44	0.41	0.41	160,300	0.41
6/9/2010	0.41	0.44	0.41	0.41	90,800	0.41
6/15/2010	0.44	0.44	0.41	0.42	72,300	0.42
5/26/2010	0.45	0.45	0.41	0.45	90,600	0.45
6/7/2010	0.42	0.45	0.41	0.41	49,400	0.41
6/8/2010	0.41	0.45	0.41	0.45	54,000	0.45
6/14/2010	0.44	0.45	0.43	0.44	57,600	0.44
5/24/2010	0.46	0.46	0.41	0.43	119,400	0.43
6/10/2010	0.42	0.46	0.41	0.44	125,700	0.44
6/4/2010	0.43	0.46	0.42	0.42	118,900	0.42
6/3/2010	0.45	0.46	0.43	0.46	106,500	0.46
6/11/2010	0.44	0.46	0.44	0.45	56,600	0.45
5/21/2010	0.43	0.47	0.43	0.46	167,800	0.46
5/5/2010	0.45	0.48	0.42	0.44	500,300	0.44
5/27/2010	0.45	0.48	0.44	0.47	103,000	0.47
6/2/2010	0.49	0.49	0.42	0.45	86,100	0.45
6/1/2010	0.49	0.49	0.43	0.44	141,700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219,800	0.43
5/28/2010	0.49	0.5	0.44	0.48	124,000	0.48
5/6/2010	0.43	0.52	0.42	0.46	501,900	0.46
5/4/2010	0.51	0.52	0.47	0.47	1,186,900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156,000	0.5
5/17/2010	0.52	0.53	0.48	0.52	170,600	0.52
5/18/2010	0.53	0.53	0.48	0.52	86,100	0.52
5/14/2010	0.55	0.55	0.5	0.52	134,100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191,100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108,400	0.54
5/7/2010	0.5	0.63	0.48	0.58	548,700	0.58
5/3/2010	0.63	0.63	0.53	0.58	336,900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275,800	0.56
4/28/2010	0.66	0.67	0.62	0.63	319,200	0.63
4/29/2010	0.61	0.68	0.6	0.67	317,700	0.67
5/10/2010	0.62	0.68	0.6	0.63	620,300	0.63
4/30/2010	0.69	0.69	0.6	0.61	358,300	0.61
4/27/2010	0.69	0.7	0.66	0.68	362,100	0.68
4/21/2010	0.73	0.75	0.7	0.7	211,000	0.7
4/23/2010	0.7	0.75	0.7	0.74	227,300	0.74
4/26/2010	0.74	0.75	0.7	0.7	263,600	0.7
4/20/2010	0.73	0.77	0.71	0.71	276,200	0.71
4/22/2010	0.75	0.78	0.7	0.7	283,000	0.7
4/13/2010	0.79	0.82	0.72	0.72	517,400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362,300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270,900	0.82
4/12/2010	0.84	0.88	0.81	0.81	381,600	0.81
4/9/2010	0.87	0.9	0.8	0.85	1,329,000	0.85
4/8/2010	0.99	1	0.88	0.91	846,300	0.91
4/7/2010	1	1.02	1	1.01	270,000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188,800	1.02
4/15/2010	1.01	1.05	0.77	0.85	1,339,300	0.85
4/1/2010	1.02	1.05	1.02	1.05	242,400	1.05
4/14/2010	0.73	1.07	0.58	0.99	3,535,400	0.99
4/5/2010	1.05	1.08	1.01	1.03	258,800	1.03

9/7/2010	0.2	0.2	0.19	0.2	92,600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165,500	0.21
9/15/2010	0.2	0.2	0.2	0.2	46,800	0.2
9/16/2010	0.2	0.2	0.2	0.2	70,600	0.2
9/28/2010	0.2	0.2	0.2	0.2	54,100	0.2
8/31/2010	0.21	0.21	0.2	0.21	102,600	0.21
9/1/2010	0.21	0.21	0.2	0.2	130,500	0.2
9/3/2010	0.21	0.21	0.2	0.2	54,100	0.2
9/8/2010	0.2	0.21	0.2	0.2	35,800	0.2
9/9/2010	0.21	0.21	0.2	0.2	85,800	0.2
9/10/2010	0.21	0.21	0.2	0.2	74,300	0.2
9/13/2010	0.2	0.21	0.2	0.21	87,000	0.21
9/17/2010	0.2	0.21	0.2	0.21	158,800	0.21
9/20/2010	0.21	0.21	0.2	0.21	63,800	0.21
9/21/2010	0.21	0.21	0.2	0.2	69,200	0.2
9/22/2010	0.2	0.21	0.2	0.21	97,100	0.21
9/23/2010	0.2	0.21	0.2	0.2	98,600	0.2
9/24/2010	0.2	0.21	0.2	0.2	54,500	0.2
9/27/2010	0.2	0.21	0.2	0.2	61,200	0.2
9/29/2010	0.2	0.21	0.2	0.21	155,200	0.21
8/23/2010	0.22	0.22	0.2	0.2	83,400	0.2
8/24/2010	0.2	0.22	0.2	0.2	64,000	0.2
8/25/2010	0.22	0.22	0.2	0.21	96,700	0.21
8/26/2010	0.2	0.22	0.2	0.22	112,500	0.22
8/27/2010	0.2	0.22	0.2	0.2	66,600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52,900	0.21
9/14/2010	0.22	0.22	0.2	0.2	133,600	0.2
9/30/2010	0.21	0.34	0.2	0.3	737,000	0.3
7/15/2010	0.21	0.22	0.21	0.21	119,100	0.21
7/29/2010	0.22	0.22	0.21	0.22	190,500	0.22
7/30/2010	0.22	0.22	0.21	0.22	71,800	0.22
8/2/2010	0.22	0.22	0.21	0.22	230,800	0.22
8/3/2010	0.21	0.22	0.21	0.21	79,600	0.21
8/4/2010	0.21	0.22	0.21	0.21	124,100	0.21
8/5/2010	0.21	0.22	0.21	0.21	52,200	0.21
8/19/2010	0.21	0.22	0.21	0.22	35,800	0.22
8/16/2010	0.23	0.23	0.21	0.22	100,400	0.22
8/17/2010	0.21	0.23	0.21	0.21	74,100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34,200	0.23
7/14/2010	0.24	0.24	0.21	0.22	363,000	0.22
7/16/2010	0.21	0.25	0.21	0.23	137,600	0.23
8/6/2010	0.21	0.25	0.21	0.24	142,600	0.24
8/20/2010	0.22	0.22	0.22	0.22	99,900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183,200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165,100	0.22
7/22/2010	0.22	0.25	0.22	0.23	193,300	0.23
7/23/2010	0.23	0.25	0.22	0.24	160,900	0.24
7/26/2010	0.25	0.25	0.22	0.23	224,200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50,000	0.24
8/10/2010	0.22	0.25	0.22	0.23	86,200	0.23
8/13/2010	0.25	0.25	0.22	0.23	286,200	0.23
7/19/2010	0.25	0.25	0.23	0.23	272,000	0.23
7/20/2010	0.25	0.25	0.23	0.24	99,300	0.24
7/21/2010	0.25	0.25	0.23	0.25	270,300	0.25
8/11/2010	0.23	0.25	0.23	0.23	101,000	0.23
8/12/2010	0.23	0.25	0.23	0.25	55,900	0.25
7/13/2010	0.26	0.26	0.24	0.24	236,300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266,600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181,500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153,800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55,300	0.28
7/2/2010	0.29	0.3	0.27	0.27	83,100	0.27
7/6/2010	0.27	0.3	0.27	0.3	226,200	0.3
7/1/2010	0.3	0.34	0.28	0.29	80,100	0.29

12/31/2008	0.13	0.15	0.13	0.14	205000	0.14
12/30/2008	0.22	0.24	0.15	0.16	182800	0.16
12/23/2008	0.2	0.22	0.2	0.22	84900	0.22
12/26/2008	0.21	0.22	0.2	0.22	49200	0.22
12/22/2008	0.22	0.27	0.2	0.2	85000	0.2
12/10/2008	0.25	0.3	0.2	0.26	83100	0.26
12/24/2008	0.22	0.22	0.21	0.21	31900	0.21
12/29/2008	0.22	0.24	0.22	0.22	44800	0.22
12/17/2008	0.25	0.29	0.25	0.28	35300	0.28
12/18/2008	0.25	0.29	0.25	0.27	40200	0.27
12/19/2008	0.27	0.29	0.25	0.27	47900	0.27
12/15/2008	0.3	0.3	0.25	0.26	28400	0.26
12/16/2008	0.28	0.3	0.25	0.25	47000	0.25
12/5/2008	0.31	0.31	0.25	0.28	69800	0.28
12/12/2008	0.3	0.31	0.25	0.3	39000	0.3
12/8/2008	0.28	0.39	0.25	0.31	53400	0.31
12/11/2008	0.26	0.35	0.26	0.3	21900	0.3
12/9/2008	0.31	0.33	0.28	0.3	24000	0.3
12/2/2008	0.36	0.4	0.3	0.33	78200	0.33
12/4/2008	0.35	0.35	0.31	0.32	25600	0.32
12/3/2008	0.38	0.38	0.31	0.35	16800	0.35
10/10/2008	0.7	0.7	0.31	0.45	418300	0.45
11/25/2008	0.35	0.4	0.35	0.37	50000	0.37
11/26/2008	0.37	0.4	0.35	0.36	27300	0.36
11/24/2008	0.4	0.43	0.35	0.35	32700	0.35
12/1/2008	0.35	0.43	0.35	0.36	45500	0.36
11/21/2008	0.43	0.5	0.35	0.4	140700	0.4
11/28/2008	0.4	0.4	0.36	0.38	22100	0.38
10/13/2008	0.45	0.8	0.4	0.77	197900	0.77
11/20/2008	0.51	0.51	0.43	0.46	85800	0.46
11/19/2008	0.53	0.57	0.43	0.47	22100	0.47
11/13/2008	0.51	0.58	0.51	0.58	15000	0.58
10/24/2008	0.71	0.72	0.52	0.56	210300	0.56
11/17/2008	0.53	0.6	0.53	0.53	37100	0.53
11/18/2008	0.53	0.61	0.53	0.53	32400	0.53
11/14/2008	0.55	0.58	0.55	0.58	44800	0.58
11/11/2008	0.62	0.62	0.59	0.59	25800	0.59
11/10/2008	0.62	0.65	0.59	0.62	38200	0.62
10/27/2008	0.65	0.68	0.59	0.6	57900	0.6
10/28/2008	0.6	0.67	0.6	0.64	40700	0.64
11/3/2008	0.67	0.67	0.6	0.62	11700	0.62
10/31/2008	0.66	0.68	0.6	0.67	18200	0.67
10/29/2008	0.64	0.69	0.61	0.62	56000	0.62
11/4/2008	0.67	0.69	0.61	0.64	61500	0.64
11/12/2008	0.62	0.69	0.61	0.62	36500	0.62
11/7/2008	0.65	0.65	0.62	0.64	14600	0.64
11/6/2008	0.65	0.66	0.62	0.65	17500	0.65
11/5/2008	0.62	0.67	0.62	0.65	41200	0.65
10/30/2008	0.62	0.68	0.62	0.68	27000	0.68
10/17/2008	0.66	0.75	0.65	0.74	63000	0.74
10/20/2008	0.75	0.8	0.66	0.73	49200	0.73
10/22/2008	0.72	0.75	0.67	0.75	65400	0.75
10/9/2008	0.79	0.84	0.7	0.71	62700	0.71
10/15/2008	0.8	0.87	0.7	0.8	60100	0.8
10/6/2008	0.95	1.01	0.7	0.76	166300	0.76
10/23/2008	0.72	0.77	0.72	0.74	37800	0.74
10/21/2008	0.78	0.78	0.72	0.73	22900	0.73
10/16/2008	0.84	0.85	0.72	0.75	42900	0.75
10/8/2008	0.8	0.85	0.76	0.8	103100	0.8
10/7/2008	0.77	0.97	0.77	0.85	48400	0.85
10/14/2008	0.77	1.01	0.77	0.86	183600	0.86
10/3/2008	0.91	1.01	0.9	0.98	44000	0.98
10/2/2008	1.05	1.05	0.91	0.91	38300	0.91
10/1/2008	1.04	1.06	0.95	1.03	24700	1.03

3/12/2009	0.19	0.19	0.16	0.19	18300	0.19
3/11/2009	0.19	0.19	0.17	0.19	19100	0.19
3/6/2009	0.16	0.2	0.16	0.2	30300	0.2
3/9/2009	0.2	0.2	0.16	0.19	32100	0.19
3/10/2009	0.16	0.2	0.16	0.19	18500	0.19
3/17/2009	0.2	0.2	0.17	0.2	11900	0.2
3/5/2009	0.19	0.21	0.16	0.16	7800	0.16
3/16/2009	0.21	0.21	0.17	0.17	48600	0.17
3/18/2009	0.2	0.21	0.17	0.2	19700	0.2
3/19/2009	0.21	0.21	0.2	0.21	21500	0.21
3/2/2009	0.22	0.22	0.15	0.18	129500	0.18
3/4/2009	0.22	0.22	0.16	0.21	40100	0.21
2/23/2009	0.21	0.22	0.2	0.2	32000	0.2
2/20/2009	0.21	0.22	0.21	0.21	43200	0.21
2/27/2009	0.22	0.22	0.21	0.21	13100	0.21
3/13/2009	0.17	0.23	0.17	0.23	37500	0.23
3/20/2009	0.21	0.23	0.2	0.23	102500	0.23
3/27/2009	0.22	0.23	0.2	0.2	53700	0.2
3/30/2009	0.23	0.23	0.2	0.22	29600	0.22
2/19/2009	0.21	0.23	0.21	0.21	13500	0.21
2/26/2009	0.21	0.23	0.21	0.21	16100	0.21
3/25/2009	0.22	0.23	0.22	0.22	6600	0.22
3/26/2009	0.23	0.23	0.22	0.23	19700	0.23
3/31/2009	0.24	0.24	0.2	0.2	23200	0.2
2/13/2009	0.22	0.24	0.22	0.24	35000	0.24
3/24/2009	0.22	0.24	0.22	0.22	131100	0.22
3/3/2009	0.15	0.25	0.15	0.19	32400	0.19
2/5/2009	0.25	0.25	0.2	0.21	87100	0.21
2/24/2009	0.25	0.25	0.2	0.25	46900	0.25
2/18/2009	0.25	0.25	0.21	0.22	38800	0.22
2/25/2009	0.25	0.25	0.21	0.21	23900	0.21
2/12/2009	0.25	0.25	0.22	0.22	24600	0.22
2/6/2009	0.23	0.25	0.23	0.25	45500	0.25
2/9/2009	0.25	0.25	0.23	0.25	19800	0.25
3/23/2009	0.24	0.25	0.24	0.24	73200	0.24
2/4/2009	0.26	0.26	0.2	0.23	50700	0.23
2/3/2009	0.27	0.27	0.2	0.26	51000	0.26
2/2/2009	0.27	0.27	0.25	0.25	21200	0.25
1/5/2009	0.27	0.28	0.23	0.27	63500	0.27
1/2/2009	0.15	0.29	0.15	0.27	101700	0.27
2/17/2009	0.24	0.29	0.21	0.25	49700	0.25
2/10/2009	0.23	0.29	0.23	0.23	85000	0.23
2/11/2009	0.23	0.29	0.23	0.25	17000	0.25
1/30/2009	0.3	0.3	0.25	0.25	70400	0.25
1/29/2009	0.28	0.31	0.27	0.27	60800	0.27
1/23/2009	0.28	0.31	0.28	0.31	32300	0.31
1/28/2009	0.31	0.31	0.28	0.31	46300	0.31
1/26/2009	0.33	0.33	0.28	0.28	31600	0.28
1/6/2009	0.25	0.35	0.25	0.31	147100	0.31
1/22/2009	0.35	0.35	0.27	0.31	73100	0.31
1/16/2009	0.34	0.35	0.28	0.35	72700	0.35
1/27/2009	0.35	0.35	0.28	0.31	29300	0.31
1/21/2009	0.44	0.44	0.25	0.3	86200	0.3
1/15/2009	0.4	0.44	0.28	0.34	70200	0.34
1/14/2009	0.4	0.5	0.4	0.41	28400	0.41
1/13/2009	0.4	0.52	0.4	0.41	35900	0.41
1/7/2009	0.39	0.54	0.33	0.51	163900	0.51
1/20/2009	0.55	0.55	0.33	0.45	26800	0.45
1/8/2009	0.45	0.55	0.45	0.45	76100	0.45
1/9/2009	0.48	0.55	0.45	0.53	47200	0.53
1/12/2009	0.53	0.56	0.4	0.51	100700	0.51

4/9/2009	0.18	0.19	0.17	0.18	48000	0.18
6/3/2009	0.17	0.19	0.17	0.19	29700	0.19
6/5/2009	0.17	0.19	0.17	0.18	21400	0.18
4/8/2009	0.18	0.19	0.18	0.18	32300	0.18
5/28/2009	0.18	0.19	0.18	0.19	82400	0.19
6/2/2009	0.19	0.19	0.18	0.18	130500	0.18
6/8/2009	0.19	0.19	0.18	0.19	49700	0.19
6/4/2009	0.19	0.19	0.19	0.19	17100	0.19
4/13/2009	0.2	0.2	0.17	0.2	35700	0.2
4/6/2009	0.2	0.2	0.18	0.2	13800	0.2
4/7/2009	0.2	0.2	0.18	0.18	8800	0.18
5/27/2009	0.2	0.2	0.18	0.18	92200	0.18
6/1/2009	0.18	0.2	0.18	0.19	118400	0.19
6/9/2009	0.18	0.2	0.18	0.19	117400	0.19
4/1/2009	0.2	0.2	0.2	0.2	3800	0.2
4/24/2009	0.2	0.2	0.2	0.2	3600	0.2
4/15/2009	0.18	0.21	0.18	0.21	7000	0.21
5/26/2009	0.18	0.21	0.18	0.19	119600	0.19
5/29/2009	0.18	0.21	0.18	0.21	89100	0.21
4/27/2009	0.2	0.21	0.2	0.21	9900	0.21
4/28/2009	0.21	0.21	0.21	0.21	6400	0.21
4/16/2009	0.18	0.22	0.18	0.22	30900	0.22
4/14/2009	0.2	0.22	0.19	0.21	35600	0.21
5/5/2009	0.22	0.22	0.2	0.2	32600	0.2
5/21/2009	0.22	0.22	0.2	0.2	11500	0.2
5/22/2009	0.2	0.22	0.2	0.2	178300	0.2
5/20/2009	0.22	0.22	0.22	0.22	6000	0.22
4/23/2009	0.21	0.23	0.19	0.19	46500	0.19
4/2/2009	0.23	0.23	0.2	0.2	20500	0.2
4/3/2009	0.2	0.23	0.2	0.2	69700	0.2
4/17/2009	0.22	0.23	0.2	0.23	15400	0.23
4/20/2009	0.21	0.23	0.2	0.23	43300	0.23
4/21/2009	0.23	0.23	0.2	0.21	7600	0.21
5/4/2009	0.21	0.23	0.2	0.2	43700	0.2
4/22/2009	0.21	0.23	0.21	0.21	7500	0.21
4/29/2009	0.21	0.23	0.21	0.21	14300	0.21
4/30/2009	0.21	0.23	0.21	0.23	8100	0.23
5/1/2009	0.23	0.23	0.21	0.21	4900	0.21
5/7/2009	0.21	0.23	0.21	0.21	10800	0.21
5/18/2009	0.21	0.24	0.21	0.22	5000	0.22
5/19/2009	0.22	0.24	0.22	0.22	8200	0.22
5/6/2009	0.2	0.25	0.2	0.23	29900	0.23
5/8/2009	0.21	0.25	0.2	0.24	139000	0.24
5/12/2009	0.2	0.25	0.2	0.22	25400	0.22
5/13/2009	0.22	0.25	0.22	0.23	19600	0.23
5/14/2009	0.23	0.25	0.23	0.23	75100	0.23
5/15/2009	0.25	0.25	0.23	0.23	3700	0.23
5/11/2009	0.24	0.27	0.22	0.22	183100	0.22
6/26/2009	0.29	0.35	0.27	0.29	184600	0.29
6/25/2009	0.35	0.38	0.28	0.3	396000	0.3
6/10/2009	0.21	0.39	0.21	0.38	2396500	0.38
6/30/2009	0.39	0.39	0.34	0.35	89100	0.35
6/29/2009	0.3	0.4	0.26	0.39	284900	0.39
6/24/2009	0.4	0.4	0.35	0.36	291700	0.36
6/23/2009	0.47	0.47	0.4	0.44	155600	0.44
6/22/2009	0.49	0.5	0.42	0.44	347400	0.44
6/15/2009	0.51	0.51	0.42	0.45	433700	0.45
6/19/2009	0.56	0.56	0.49	0.5	369500	0.5
6/17/2009	0.58	0.58	0.5	0.52	416600	0.52
6/12/2009	0.59	0.59	0.42	0.53	909800	0.53
6/16/2009	0.45	0.6	0.45	0.58	826600	0.58
6/18/2009	0.58	0.62	0.5	0.55	694200	0.55
6/11/2009	0.57	0.64	0.46	0.63	2144200	0.63

7/28/2009	0.27	0.27	0.25	0.25	46900	0.25
7/29/2009	0.25	0.27	0.25	0.26	91600	0.26
7/31/2009	0.25	0.27	0.25	0.27	73100	0.27
8/7/2009	0.25	0.27	0.25	0.27	22000	0.27
8/10/2009	0.27	0.27	0.25	0.25	58600	0.25
8/11/2009	0.25	0.27	0.25	0.25	37400	0.25
8/12/2009	0.25	0.27	0.25	0.26	56800	0.26
8/3/2009	0.25	0.28	0.25	0.26	51100	0.26
8/6/2009	0.26	0.28	0.25	0.25	61900	0.25
8/5/2009	0.29	0.29	0.25	0.26	59300	0.26
7/30/2009	0.25	0.3	0.25	0.26	39600	0.26
7/27/2009	0.26	0.27	0.26	0.27	60400	0.27
7/22/2009	0.3	0.31	0.26	0.31	191900	0.31
7/24/2009	0.28	0.29	0.27	0.27	52500	0.27
8/4/2009	0.27	0.29	0.27	0.29	82300	0.29
7/23/2009	0.31	0.31	0.28	0.29	39200	0.29
7/9/2009	0.29	0.32	0.28	0.31	236900	0.31
7/6/2009	0.33	0.36	0.28	0.32	129500	0.32
8/13/2009	0.28	0.45	0.28	0.42	1600300	0.42
7/10/2009	0.32	0.32	0.29	0.31	74200	0.31
7/13/2009	0.31	0.32	0.29	0.29	47700	0.29
7/14/2009	0.29	0.32	0.29	0.29	44700	0.29
7/15/2009	0.29	0.32	0.29	0.32	39900	0.32
7/20/2009	0.3	0.32	0.29	0.31	54800	0.31
7/8/2009	0.3	0.35	0.29	0.29	86300	0.29
7/17/2009	0.3	0.3	0.3	0.3	38700	0.3
7/21/2009	0.31	0.31	0.3	0.3	51800	0.3
7/16/2009	0.31	0.32	0.3	0.3	72100	0.3
8/25/2009	0.31	0.32	0.3	0.32	80100	0.32
8/24/2009	0.34	0.34	0.3	0.31	131500	0.31
7/7/2009	0.35	0.35	0.3	0.33	44700	0.33
8/21/2009	0.36	0.36	0.3	0.32	144000	0.32
8/26/2009	0.32	0.38	0.3	0.38	192600	0.38
8/19/2009	0.33	0.35	0.33	0.35	98900	0.35
8/18/2009	0.35	0.4	0.33	0.34	272500	0.34
8/20/2009	0.35	0.35	0.34	0.34	99300	0.34
8/17/2009	0.41	0.45	0.34	0.36	294800	0.36
7/1/2009	0.38	0.38	0.35	0.37	20400	0.37
7/2/2009	0.38	0.38	0.35	0.36	26600	0.36
9/21/2009	0.38	0.43	0.35	0.4	173800	0.4
9/30/2009	0.39	0.4	0.36	0.38	146500	0.38
9/18/2009	0.37	0.4	0.37	0.38	88600	0.38
9/29/2009	0.38	0.4	0.38	0.39	57300	0.39
8/31/2009	0.41	0.41	0.38	0.39	161200	0.39
9/24/2009	0.41	0.41	0.38	0.4	73400	0.4
9/25/2009	0.38	0.41	0.38	0.4	78400	0.4
9/28/2009	0.4	0.41	0.38	0.38	48400	0.38
8/27/2009	0.4	0.42	0.38	0.42	646400	0.42
9/17/2009	0.41	0.42	0.38	0.38	225100	0.38
9/1/2009	0.41	0.41	0.39	0.39	122300	0.39
9/16/2009	0.4	0.41	0.39	0.39	133800	0.39
9/2/2009	0.39	0.42	0.39	0.4	193500	0.4
9/15/2009	0.44	0.44	0.39	0.4	305500	0.4
9/3/2009	0.43	0.47	0.39	0.46	751000	0.46
8/28/2009	0.42	0.43	0.4	0.41	226500	0.41
9/22/2009	0.43	0.43	0.4	0.41	77600	0.41
9/23/2009	0.41	0.43	0.41	0.41	76900	0.41
9/14/2009	0.43	0.46	0.41	0.41	244500	0.41
9/11/2009	0.46	0.46	0.43	0.43	152000	0.43
9/10/2009	0.46	0.46	0.44	0.44	135700	0.44
8/14/2009	0.45	0.48	0.44	0.45	772300	0.45
9/9/2009	0.5	0.5	0.44	0.46	394400	0.46
9/4/2009	0.49	0.49	0.45	0.45	462100	0.45
9/8/2009	0.49	0.5	0.45	0.48	774500	0.48

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0
Costs Incurred in Oil and Gas Producting Activities (in $000's)
							12 Months End
							September 30,
							2010		2009		2008	2007
	Property acquisitions						$ -
		Unproved properties					-		$ -		$ 1,944	$ 2,200
		Proved properties (includes wells, equipment and related facilities acquired with proved reserves)					-		-		6,161	-
	Exploration						-		-		-	-
	Production and development capital expenditures						-		-		1,327	-
	Total						$ -		$ -		$ 9,432	$ 2,200

Capitalized Costs Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Capitalized Costs Relating to Oil and Gas Producing Activities
							12 Months End
							September 30,
	Property Acquisitions						2010		2009		2008	2007
		Unproved Properties					$ 4,294		$ 4,145		$ 4,144	$ 2,200
		Proved Properties					2,358		2,358		2,358	-
	Wells, equipment and related facilities						7,124		5,265		5,246	-
		Total capitalized costs					$ 13,776		$ 11,768		$ 11,748	$ 2,200
	Less: Allowance for depreciation, depletion, amortization and lease impairment						(5,001)		(3,246)		(2,202)	-
	Total						$ 8,774		$ 8,522		$ 9,546	$ 2,200

					Per Balance Sheet
					Total Fixed Assets		8,793,868.87		8,553,515.98
					Less Computer, Office Equipment, Furn & LH Imp		(19,615.75)		(31,605.38)
					X-check to total Capitalized Costs		8,774,253.12		8,521,910.60
							x		x
					In $000's		8,774		8,522

					See following Tab:
							(0.00)

							$ 149
							(0)
							1,859

Calc of Capitalied Oil and Gas

Jayhawk Energy, Inc.
Balance Sheet
As of September 30, 2010

	Total
	As of Sep 30, 2010	As of Sep 30, 2009 (PY)
Fixed Assets
Computer, Office Equipment, Furniture and Leasehold Improvements, Net
1520-00 Computers & Office Equipment
1521-00 Original Cost	13,323.52	13,323.52
1522-00 Depreciation	-6,019.72	-3,355.02
Total 1520-00 Computers & Office Equipment	$ 7,303.80	$ 9,968.50
1530-00 Office Furniture & Fixtures
1531-00 Original Cost	9,033.11	9,033.11
1532-00 Depreciation	-3,613.17	-1,806.60
Total 1530-00 Office Furniture & Fixtures	$ 5,419.94	$ 7,226.51
1540-00 Leasehold Improvements
1541-00 Original Cost - Post Falls	22,555.26	22,555.26
1542-00 Accumulated Amortization	-15,663.25	-8,144.89
Total 1540-00 Leasehold Improvements	$ 6,892.01	$ 14,410.37
Total Computer, Office Equipment, Furniture and Leasehold Improvements, Net	$ 19,615.75	$ 31,605.38

Proved and Devloped oil & gas properties, net of accumulated DD&A
Candak, North Dakota Properties - Developed
1630-00 Field Equipment - Candak
1631-00 Original Cost	1,224,580.42	1,200,247.42
Total 1630-00 Field Equipment - Candak	$ 1,224,580.42	$ 1,200,247.42
Candak, ND Capitalized Drillings Costs
1635-01 Knudsen No. 1 - TDC	397,625.41
1635-02 Jenks No. 1 - TDC	291,318.95
1636-01 Knudsen No. 1 - IDC	660,024.73
1636-02 Jenks No. 1 - IDC	580,441.36
Total Candak, ND Capitalized Drillings Costs	$ 1,929,410.45	$ 0.00

Total Candak, North Dakota Properties - Developed	$ 5,511,743.45	$ 3,558,000.00
Girard, Kansas Properties - Developed
1643 Intangible Drilling Costs - Girard
1643.01 IDC - Anderson Unit 24	3,988.34	3,988.34
1643.10 IDC - Bever 22-3	16,755.58	16,755.58
1643.12 IDC - C. Kunshek 14-3	16,798.56	16,798.56
1643.14 IDC - Dean Davied 11-6	15,204.55	15,204.55
1643.22 IDC - Lucke 27-2	18,964.99	18,964.99
1643.23 IDC - Roye 14-2	15,436.47	15,436.47
1643.27 IDC - W. Kunshek 23-2	14,263.87	14,263.87
1643.28 IDC - Burks 13-1	5,639.62	5,639.62
1643.30 IDC - Geier 2-1	15,641.74	15,641.74
Total 1643 Intangible Drilling Costs - Girard	$ 122,693.72	$ 122,693.72
1840 Capitalized Drilling Costs TDC - Girard	174,040.00	174,040.00
1840.01 Anderson Unit 24 - TDC	0.00	0.00
1840.10 Bever 22-3 - TDC	0.00	0.00
1840.11 Bogle 10-1 - TDC	16,800.00	16,800.00
1840.12 C. Kunshek 14-3 - TDC	0.00	0.00
1840.14 Dean Davied 11-6 -TDC	0.00	0.00
1840.16 Finke 10-2 - TDC	13,203.75	13,203.75
1840.17 Finke 3-3 - TDC	13,912.50	13,912.50
1840.19 Herlocker 13-2 - TDC	22,100.00	22,100.00
1840.20 Herlocker 13-5 - TDC	21,760.00	21,760.00
1840.22 Lucke 27-2 - TDC	0.00	0.00
1840.23 Roye 14-2 - TDC	0.00	0.00
1840.24 Roye 27-1 - TDC	16,800.00	16,800.00
1840.25 S. Johnson 10-3 - TDC	15,172.50	15,172.50
1840.26 Ulbrich 10-3 - TDC	21,080.00	21,080.00
1840.27 W. Kunshek 23-2 - TDC	0.00	0.00
1840.28 Burks 13-1 - TDC	0.00	0.00
1840.29 DeLange 9-2 - TDC	19,880.00	19,880.00
1840.30 Geier 2-1 - TDC	0.00	0.00
1840.31 Nickelson 34-2 - TDC	21,300.00	21,300.00
1840.32 C. Kunshek 14-1 - TDC	21,760.00	21,760.00
1840.99 Credits and Transfers	-34,747.50	-34,747.50
1847 Capitalized Asset Retirement Costs	67,400.00	67,400.00
Total 1840 Capitalized Drilling Costs TDC - Girard	$ 410,461.25	$ 410,461.25
1845 IDC - Girard
1845.01 Anderson 24 Unit	0.00	0.00
1845.10 Bever 22-3	0.00	0.00
1845.11 Bogle 10-1	3,248.16	3,248.16
1845.12 C. Kunshek 14-3	0.00	0.00
1845.14 Dean Davied 11-6	0.00	0.00
1845.15 DeLange 26-1	11,307.50	11,307.50
1845.16 Finke 10-2	12,908.83	12,908.83
1845.17 Finke 3-3	1,921.25	1,921.25
1845.19 Herlocker 13-2	15,402.97	15,402.97
1845.20 Herlocker 13-5	15,336.13	15,336.13
1845.22 Lucke 27-2	0.00	0.00
1845.23 Roye 14-2	0.00	0.00
1845.24 Roye 27-1	3,748.13	3,748.13
1845.25 S. Johnson 10-3	14,873.51	14,873.51
1845.26 Ulbrich 10-3	16,655.04	16,655.04
1845.27 W. Kunshek 23-2	0.00	0.00
1845.28 Burks 13-1	0.00	0.00
1845.29 DeLange 9-2	16,999.47	16,999.47
1845.30 Geier 2-1	0.00	0.00
1845.31 Nickelson 34-2	15,413.11	15,413.11
1845.32 C. Kunshek 14-1	1,930.00	1,930.00
1845.99 Credits & Transfers Out	0.00	0.00
Total 1845 IDC - Girard	$ 129,744.10	$ 129,744.10
Field Equipment - Girard
1641-00 Field Equipment	544,575.27	634,705.56
1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00
1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
1641-12 TDC - C. Kunshek 14-3	17,141.25	17,141.25
1641-14 TDC - Dean Davied 11-6	22,100.00	22,100.00
1641-22 TDC - Lucke 27-2	16,406.25	16,406.25
1641-23 TDC - Roye 14-2	12,547.50	12,547.50
1641-27 TDC - W. Kunshek 23-2	15,172.50	15,172.50
1641-28 TDC - Burks 13-1	21,760.00	21,760.00
1641.30 TDC - Geier 2-1	19,525.00	19,525.00
Total Field Equipment - Girard	$ 705,902.77	$ 796,033.06
					zAccum DD&A - Girard Proved & Developed Properties
					1642 Accumulated Depreciation	-125,549.53	-76,402.37	-125,549.53	-76,402.37
					1848 Accumulated Depreciation of Capitalized ARO - Kansas	-4,814.28

Total Girard, Kansas Properties - Developed	$ 1,368,801.84	$ 1,458,932.13
JayHawk Gas Transportation
1651 Original Cost	2,604,270.74	2,604,270.74
					1652 Accumulated Depreciation	-288,753.05	-172,897.26	-288,753.05	-172,897.26
1653 Pipeline Easement(s)	1,600.00	1,600.00
Total JayHawk Gas Transportation	$ 2,317,117.69	$ 2,432,973.48				-414,302.58	-249,299.63
Total Proved and Devloped oil & gas properties, net of accumulated DD&A	$ 9,197,662.98	$ 7,449,905.61

1761 Proved Reserves-Candak	2,308,752.58	2,308,752.58
1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00
Total 1761 Proved Reserves-Candak	$ 2,357,752.58	$ 2,357,752.58
					zAccumulated DD&A-Candak, ND
Proved Properties	$ 2,357,752.58	$ 2,357,752.58			1632-00 Accumulated Depreciation-Field Equipment Candak	-426,495.13	-275,194.84	-426,495.13	-275,194.84
Accum Deprec Unproved Properties	-1608152.31	-1117265.38			1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-6,533.28	-3,266.64
	$ 749,600.27	$ 1,240,487.20			1762 Accumulated Depletion-Candak Reserves	-1,175,123.90	-838,803.90	-1,175,123.90	-838,803.90
						-1,608,152.31	-1,117,265.38

Unproved oil and gas properties, net of allowances for impairment
Kansas Girard Project Unproved
1832 Original Cost	1,072,284.50	1,072,284.50
1833 Accumulated Amortization	0.00	0.00
1835 Leasehold Costs
1836 Original Cost	579,999.50	578,839.50
					1837 Accumulated Amortization	-436,915.91	-243,196.07	-436,915.91	-243,196.07
Kansas Uniontown Project Unproved
1812 Original Cost	2,200,000.00	2,200,000.00
					1813 Allowance for Impairment	-1,474,000.00	-1,474,000.00	-1,474,000.00	-1,474,000.00
1815 Uniontown New & Renewed Leasehold Costs
1816 Original Cost	294,479.29	294,479.29
					1817 Accumulated Amortization	-256,486.91	-162,734.48	-256,486.91	-162,734.48
North Dakota Project-Unproved
1801 Lease Acquisition Costs	147,084.79

Unproved Properties	4,293,848.08	4,145,603.29						-4,189,857.71	-3,246,495.56
Accum Depreciation Unproved Properties	-2,167,402.82	-1,879,930.55							-2,997,195.93
	2,126,445.26	2,265,672.74							-249,299.63

	September 30,
Property Acquisitions	2010	2009	2008	2007
Unproved Properties	$ 4,294	$ 4,145	$ 4,144	$ 2,200
Proved Properties	2,358	2,358	2,358	-
Wells, equipment and related facilities	7,124	5,265	5,246	-
Total capitalized costs	$ 13,776	$ 11,768	$ 11,748	$ 2,200
Less: Allowance for depreciation, depletion, amortization and lease impairment	(4,190)	(3,246)	(2,202)	-
Total	$ 9,586	$ 8,522	$ 9,546	$ 2,200

Total Fixed Assets	9,605,207.87	8,553,515.98
Less Computer, Office Equipment, Furn & LH Imp	(19,615.75)	(31,605.38)
	9,585,592.12	8,521,910.60

In $000's	9,586	8,522

	$ 149
	$ (0)
	$ 1,859
	$ 2,008
Operating Results Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Results of Operations for Oil and Gas Producing Activities
							Year Ended
							September 30,
							2010		2009
	Operating Revenue						$ 684,707		$ 588,410
	Costs and expenses
		Exploration expenses					-		-
		Producrtion expenses					260,413		399,145
		General and administrative expenses					52,112		30,000
		Depreciation, depletion and amortization					1,771,509		1,044,803
	Total costs and expenses						$ 2,084,034		$ 1,473,948

	Results of operations before income taxes						(1,399,326)		(885,538)
		Provision for income taxes					-		-
	Net results for operations						$ (1,399,326)		$ (885,538)

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

DONE - ADD TO NOTES
							September 30,
							2010		2009
	Operating Revenue						$ 684,707		$ 588,410
	Costs and expenses
		Exploration expenses					-		-
		Producrtion expenses					312,524		399,145
		General and administrative expenses					32,113		30,000
		Depreciation, depletion and amortization					-		1,044,803	(24,774)
	Total costs and expenses						$ 344,638		$ 1,473,948

	Results of operations before income taxes						340,070		(885,538)
		Provision for income taxes					-		-
	Net results for operations						$ 340,070		$ (885,538)

10K Discl. Oil Reserves

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

Results of Operations for Oil and Gas Producing Activities
							In Barrels		Reserve Value ($)
	Proved Developed Reserves						53,400		$ 1,490,500
	Proved Undeveloped Reserves						26,000		49,800
	Probable Reserves						25,200		665,400
		Total proved reserves					104,600		$ 2,205,700

							Year Ended September 30, 2010		Year Ended September 30, 2009
	Salaries, Wages and Compensation						$ -		$ 242,500
	Consulting, Legal & Professional Fees						-		114,560
	All other operating expenses combined						-		302,653
		Total General and Administrative Expenses					$ -		$ 659,713

10K Disclosures More

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14
DONE

Market Information
						2010			2009
						High	Low		High	Low
	1st Quarter end December 31					$ 0.92	$ 0.22		$ 1.06	$ 0.13
	2nd Quarter end March 31					2.16	0.80		0.56	0.15
	3rd Quarter end June 30					1.08	0.30		0.64	0.17
	4th Quarter end September 30					0.34	0.19		0.50	0.25

10K G&A Expenses

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							Year Ended September 30, 2010		Year Ended September 30, 2009
	Salaries, Wages and Compensation						$ -		$ 242,500
	Consulting, Legal & Professional Fees						-		114,560
	All other operating expenses combined						-		302,653
		Total General and Administrative Expenses					$ -		$ 659,713

10K Deprec Amort Impair

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							Year Ended September 30, 2010		Year Ended September 30, 2009
	Asset Impairment Expense (Note 5)						$ 811,339		$ -
	Unproved Property Amortization Expense (Note 4)						287,472		291,396
	Proved Property Depreciation and Depletion (Note 5)						672,698		753,406
	Accretion in annual Asset Retirement Obligation (Note 9)						14,084		12,804
	Depreciation of Office Furniture & Equipment (Note XX)						11,990		11,971
		Total					$ 1,797,583		$ 1,069,577

					X-Ref to Stmt of Operations		1797582.69

					8300 Depreciation & Amortization Expense
					8321 Computers		2,664.70		2,646.57
					8322 Office Furniture & Fixtures		1,806.57		1,806.60
					8341 Leasehold Improvement Amortization		7,518.36		7,518.36
							11,989.63		11,971.53

					7106 Accretion of Annual Asset Retirement Obligation		14,083.92		12,804.00
							14,083.92		12,804.00

					8380 Leasehold Costs - Uniontown		93,752.43		98,159.76
					8384 Amortization of Girard Leases		193,719.84		193,236.49
							287,472.27		291,396.25

					8350 Field Equipment - Candak		151,300.29		165,116.88
					8351 Amortization of Asset Retirement Obligations		8,080.92		3,266.64
					8370 Field Equipment - Girard		61,140.87		58,326.09
					8375 Field Equipment - JGTC		115,855.79		115,855.80
					8430 Candak		336,320.00		410,841.00
							672,697.87		753,406.41

					7115 Provision for Impairment of Proved Reserves		811,339.00		0.00
							811,339.00		0.00

					TOTAL		1,797,582.69		1,069,578.19

Oil and Gas Reserve Quantities

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43
Oil and Gas Reserve Quantities (Unaudited)

							Proved		Proved		Total Proved
							Developed		2009		Reserves
	At September 30, 2007						-		-		-
		Revisions of previous estimates					-		-		-
		Purchase of minerals in place					79,700		-		79,700
		Production					(13,000)		-		(13,000)
	At September 30, 2008						66,700		-		66,700
		Revisions of previous estimates					6,560		88,500		95,060
		Purchase of minerals in place					-		-		-
		Production					(12,860)		-		(12,860)
	At September 30, 2009						60,400		88,500		148,900
		Revisions of previous estimates					-		-		-
		Purchase of minerals in place					-		-		-
		Production					-		-		-
	At September 30, 2010						60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)
									Present Value
									of
							Reserves		Future Cash
							In Barrels		Flows
	Proved developed reserves						60,400		1,666,000
	Proved undeveloped reserves						88,500		1,338,000
		Total proved reserves					148,900		$ 3,004,000

Corporate & Combined P&L

JayHawk Energy, Inc.
Statement of Operations Quarter End 30 September 2010
and Cummulative Year-to-Date																	12 months
				Ouarter				Ouarter				Ouarter				Ouarter	Cummulative
	2009			End	2010			End	2010			End	2010			End	Fiscal
	October	November	December	12/31/09	January	February	March	03/31/10	April	May	June	06/30/10	July	August	September	09/30/10	Year-to-Date

Gross Margin - North Dakota	41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

Excess of Costs over Revenue - Kansas	7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

Combined Contribution to Corporate Overhead	"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

Corporate Office Expenses:

CEO Compensation	5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
Presidents Compensation	5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
CFO's Compensation	5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
Executive Assistant	2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
Total Corporate Compensation	17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78
Public Company Expense
6213 Edgarization	320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
6212 6500 & 6520 SEC & Other Regulatory Fees	100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
6430 Shareholder Communications			449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
Press Releases & Business Wire	920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
Audit Fees	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
Shareholder Communications				0.00				0.00				0.00				0.00	0.00
6302 Legal Fees	14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
Director's Fees			2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
Transfer Agent Fees	267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
Consulting Fees	14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
Total Public Company Expense	35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

Bank Charges	115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
Office Rent	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
Insurance	13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
Monthly Internet & Accounting Charges	86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
Legal Fees - Hurschel - Kansas			30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
Professional Fees	0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
Payroll Taxes	270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
Office Supplies & Expense	330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
Fed Ex & Shipping	361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
Telephone Expense	0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
Utilities (Electric - Post Falls)			200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
Property Taxes	0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

Travel, Meals, Auto & Truck Rental
6541 Travel Airfares	0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
6542 Travel Lodging	0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
6543 Travel Meals	0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
6544 Auto or Truck Rental	0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
6545 Travel Fuel, Mileage, & Other	0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
Total Travel, Meals, Lodging & Auto Rental	0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																	0.00
Total General & Administrative Expenses		"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																	0.00
EBITDA (Earnings before Interest, Taxes, & DD&A)				"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																	0.00
				0.00				0.00				0.00				0.00	0.00
Net Interest Expense, Income & Finance Charges	(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
Costs Associated with Raising Capital			(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
Debt Conversion Expense							(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
Accretion of Note Payable				0.00				0.00				0.00				0.00	0.00
Amortiztion of Note Discount				0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
Net Bad Debt Expense				0.00				0.00				0.00				0.00	0.00
Accretion of Asset Retirement Obligation	(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
Other Miscellaneous Income		7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																	0.00
Total Other Income & (Expense)	(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																	0.00
Depreciation of Office Equipment & Lease Improvs.	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
Depreciation of Field Equipment	(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
Depletion - Candak	(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
Amortization of Girard & Uniontown Leases	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

	(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

Net Income (Loss)	"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

												(3,351,508.83)

Kansas

Kansas Operating Statements

	October	November	December	Total				Total				Total				Total	Cummulative
Income				Qtr End	2010			Qtr End				Qtr End				Qtr End	Fiscal
				12/31/09	January	February	March	03/31/10	April	May	June	6/30/10	July	August	September	9/30/10	Year-to-Date
4100 Gas Sales
4122 Unallocated Gas Revenue				0.00				0.00
4140.01 Girard - Anderson 24 Unit	2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
4140.02 Girard - Gladson 1 Unit	50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
4140.03 Girard - Gladson 3 Unit	1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
4140.04 Girard - Johnson 13 Unit	998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
4140.05 Girard - Karhoff 26-1	395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
4140.06 Girard - Roye Old #1	347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
4140.07 Girard - Schiefelbein #1	42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
4140.08 Girard - Schwalm #2	75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
4140.09 Girard - Shireman #1	149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
4140.10 Girard - Bever 22-3	69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
4140.12 Girard - C. Kunshek 14-3	1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
4140.13 Girard - D. Fry 14-1	746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
4140.14 Girard - Dean Davied 11-6	161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
4140.15 Girard - DeLange 26-1	104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
4140.16 Girard - Finke 10-2	1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
4140.21 Girard - Lucke 22-1	244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
4140.22 Girard - Lucke 27-2	453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
4140.23 Girard - Roye 14-2	496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
4140.25 Girard - S. Johnson 10-3	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
4140.27 Girard - W. Kunshek 23-2	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
4140.28 Girard - Burks 13-1	203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
4140.30 Girard - Geier 2-1	48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
4140.31 Girard - Nickelson 34-2	222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
Total 4100 Gas Sales	$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
Less 42.5 percent to WHL Energy Midcon		(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
	$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
Pipeline Fee Income		0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
Net Revenues	$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

Total MCFS Produced				0
Average MCF's Produced per day	0	0	0	0
Volume Delivered for which paid				0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
Average price received per MCF	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)
Field price/mcf variance during month/period
																	0.00
Production and Direct Local Office Administration Costs
Production & Severance Taxes	145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
Rentals not capitalized				0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
Dennis Lisack				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Girard Office & Admin Expense		(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
Cell & Office Phones				0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
Warehouse Rent				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Pipeline Service Costs				0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
Contract Labor		450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
Employee Benefits				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Field Electric Power				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Vehicle Registration & Taxes				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Registration Fees & Property Taxes			3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
Well Repairs, Maintenance & Supplies & Materials	3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
Pit Closures				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
Fuel			(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
Equipment Rental				0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
Salt Water Disposal Truck Rental				0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

Gross Margin on Cash Basis	$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

North Dakota Operating Statement
																	12 months
				Total				Total				Total				Total	Cummulative
				Qtr End	2010			Qtr End				Qtr End				Qtr End	Fiscal
	Oct. 2009	Nov. 2009	Dec. 2009	12-31-09	January	February	March	03-31-10	April	May	June	06-30-09	July	August	September	09-30-10	Year-to-Date
Income
4000 Oil Sales
																	0.00
4030.01 Candak - Erickson 1-27H	21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
4030.02 Candak - Kearny 4-25H	0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
4030.03 Candak - Burner 1-34H	34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
4030.04 Candak - Landstorm 1-33H	22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
4030.05 Candak - Schultz 5-26H	33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
Total 4000 Oil Sales			"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

Operational Data
Net Bbls for which paid (from Trafigura PayStat)																	19,282.4
Average Price Rec'd/Bbl	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

Quantity Delivered per Production Reports																	19,492.5
Quantity Produced per Production Reports																	19,584.0
Unadjusted Change in Inventory	#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

Variance in BBls between Trafigura & Prod Repts							#,##0.0_);[Re9](#,##0.0)

5150 Production & Severance Taxes
5151.01 Erickson 1-27H	2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
5151.02 Kearney 4-25H	0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
5151.03 Burner 1-34H	3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
5151.04 Landstorm 1-33H	2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
5151.05 Schultz 5-26H	3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
Total 5150 Production & Severance Taxes - North Dakota	12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

Working Interests	28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
Royalty Owner's Interests	17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

JayHawk's Net Revenue Interest			"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

Production and Direct Admin Costs:
5304 Administrative DOI Maintenance & Payouts	512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
5305 Administrative N.D. Office	250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
5307 Utilities ND Office	127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
5301, 5302 & 5306 Adm G&G & Carrying Costs	1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
	1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70
5310 Contract Labor
5310.01 Erickson 1-27H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.02 Kearney 4-25H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.03 Burner 1-34H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.04 Landstorm 1-33H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.05 Schultz 5-26H	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
5310.06 Knudson								0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
5310.07 Jenks								0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
Total 5310 Contract Labor	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00
5335 Repairs & Maintenance - Candak
5335.01 Erickson 1-27H	327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
5335.02 Kearney 4-25H	640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
5335.03 Burner 1-34H	942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
5335.04 Landstorm 1-33H	327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
5335.05 Schultz 5-26H												0.00	4,239.27	0.00		4,239.27	4,239.27
5335.06 Knudson												0.00		94.04	54.55	148.59	148.59
5335.07 Jenks	915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
Total 5335 Repairs & Maintenance - Candak	3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12
5340 Supplies & Materials - Candak
5340.01 Erickson 1-27H		75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
5340.02 Kearney 4-25H		75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
5340.03 Burner 1-34H		75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
5340.04 Landstorm 1-33H		75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
5340.05 Schultz 5-26H		75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
Total 5340 Supplies & Materials - Candak	0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25
5345 Chemicals - Candak
5345.01 Erickson 1-27H	0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
5345.02 Kearney 4-25H	0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
5345.03 Burner 1-34H	0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
5345.04 Landstorm 1-33H	0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
5345.05 Schultz 5-26H	0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
Total 5345 Chemicals - Candak	0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40
5350 Fuel - Candak
5350.01 Erickson	0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
5350.02 Kearney	0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
5350.03 Burner	3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
5350.04 Landstorm	1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
5350.05 Shutz 5-26	1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
5350.06 Knudson									0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
5350.07 Jenks									0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
Total 5350 Fuel - Candak	5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28
5355 Equipment Rental
5355.05 Knudson												0.00	920.00	0.00	0.00	920.00	920.00
5355.05 Jenks												0.00	920.00	0.00	0.00	920.00	920.00
Total 5355 Equipment Rental												0.00	1,840.00	0.00	0.00	1,840.00	1,840.00
5360 Road & Lease Maintenance
5360.01 Erickson	292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
5360.02 Kearney	292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
5360.03 Burner	292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
5360.04 Landstrom	292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
5360.05 Schutz 5-26	292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
5360.05 Knudson												0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
5360.05 Jenks				0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
Total 5360 Road & Lease Maintenance	1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08
5365 Salt Water Disposal
5365.01 Erickson	468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
5365.02 Kearney	0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
5365.03 Burner	1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
5365.04 Landstrom	702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
5365.05 Schutz	0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
5365.06 Knudson							0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
5365.07 Jenks							0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
Total 5365 Salt Water Disposal	2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09
5375 H2S Safety Equipment Rental & Inspection
5375.01 Erickson	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
5375.02 Kearney	123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
5375.03 Burner	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
5375.04 Landstrom	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
5375.05 Schultz	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
Total H2S Safety Equipment Rental & Inspection	617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

Total 5300 Production Costs - Candak	$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

Less: Billing to JOA Partners	(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

Net JayHawk Production Costs	11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

Gross Margin before DD&A	$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

PLANT, PROPERTY AND EQUIPMENT - PERIOD CHANGE ANALYSIS
																						Tax	FORM 1120 SCHEDULE L page 4				09/30/08	Total Assets	Total Book
	Account	Description	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08	Totals at 9/30/10		Totals at 6/30/10				DD&A	Line						Depreciation		Change			6 Month Change
	No.																					2007									Assets	Acc. Deprec.

Unproved Oil and Gas Properties																							10a	Depreciable Assets			4,499,369.24	4,499,369.24
	1812	Uniontown Original Cost	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00					10b	Less accumulated depreciation			(185,904.15)		(185,904.15)		0.00			0.00
	1813	Allowance for Impairment	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00											0.00		0.00
	1801	ND Lease Acquisition Costs	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63														30,850.16
	1816	New & Renewed Uniontown Leases	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29													0.00			0.00
	1817	Accumulated Amortization	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)											(24,539.94)		(49,079.88)
	1832	Girard Original Cost	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50					11a	Depletable Assets			3,048,579.15	3,048,579.15			0.00			0.00
	1833	Accumulated Amortization	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00					11b	Less accumulated depletion			(427,962.90)		(427,962.90)			0.00		0.00
	1836	Girard Leasehold Costs	579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00			11b	Less accumulated depletion							0.00			1,160.00
	1837	Accumulated Amortization	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)											(48,429.96)		(96,859.92)
Net Unproved Oil and Gas Properties			$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63											$ -	$ (72,969.90)		(113,929.64)

Proved and Developed Oil and Gas Properties																							13a	Leases & Leasehold Improvements			2,692,998.55	2,692,998.55
	1631	Field Equipment - Candak	1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00		13b	Less accumulated amortization			(115,160.83)		(115,160.83)					0.00
	1632	Accumulated Depreciation	(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)										(41,279.22)	(13,759.74)	(82,558.53)
	1633	Capitalized ARO	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00													0.00
	1634	Accumulated Depreciation - ARO	(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)											(816.66)	(272.22)	(1,633.32)
	1635 & 36	Knudson & Jenks TDC & IDC	1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00													939,011.33
	1761	Proved Property Original Cost - Candak	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00			Total Net as per detail			9,511,919.06	10,240,946.94	(729,027.88)					0.00
	1762	Accumulated Depletion	(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)	CHANGE IN ASSETS AND ACCUMULATED DEPRECIATION FOR NINE MONTHS ENDING 30 JUNE 2009									(178,854.00)	(59,618.00)	(166,722.00)
	1641	Field Equipment - Girard	705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00													0.00
	1642	Accumulated Depreciation	(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)			09/30/09	06/30/09	03/31/09	12/31/08	09/30/08	Change for		(14,489.70)	(4,829.90)	(31,130.43)
	1643	IDC - Girard Transferred	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)												0.00
	1651	JGTC - Field Equipment	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00									Nine Months				0.00
	1653	JGTC - Pipeline Easement	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)	Unproved Oil and Gas Properties											0.00
	1652	JGTC Accumulated Depreciation	(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)		Assets	4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
	1840	TDC - Girard	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00			Accumulated Depreciation	(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
		TDC - Accumulated Depreciation	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)								0.00				0.00
	1845	IDC - Girard	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00			Allowance for Impairment	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
	1847	Capitalized ARO	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00													0.00
	1848		(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)		Net Unproved Oil and Gas Properties		2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
Net Proved & Developed Oil and Gas Properties			$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)											$ (264,403.53)	$ (88,134.51)	596,632.01

Computers, Office Equipment, Furniture & Leasehold Improvements																							Proved and Developed Oil and Gas Properties
	1521	Computers & Office Equipment	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00				Assets	7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
	1522	Accumulated Depreciation	(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)		Accumulated Depreciation	(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
	1531	Office Furniture & Fixtures	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00		Net Proved & Developed Oil and Gas Properties		6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
	1532	Accumulated Depreciation	(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)										(451.65)	(150.55)	(903.27)
	1541	Leasehold Improvements	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00		Computers, Office Equipment								0.00			0.00
	1542	Accumulated Amortization	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)		Assets	44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
Net Computers, Office Equipment, Furniture & LH Imprs.			$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)					Accumulated Depreciation	(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																							Net Computers, Office Equipment		33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
Totals			$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)												476,707.58

			$ (-1.#R)														9,605,207.87						Proof Total		8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

Balance Sheet

Jayhawk Energy, Inc.
Balance Sheet
As of September 30, 2010

	Total
	As of Sep 30, 2010	As of Sep 30, 2009 (PY)
ASSETS
Current Assets
Bank Accounts
Cash and Cash Equivalents
1001-00 Petty Cash	200.00	200.00
1010-00 WF Acct# 8035	0.00	0.00
1011-00 WF Post Falls Operating 8674	4,674.99	4,569.29
1012-00 WF Gas Transport 9571	56.00	88.00
1013-00 WF Oil Sales Distribution 8789	99.06	100.00
1020-00 WF Acct# 8038 Brokerage	0.00	0.00
1030-00 WF Denver Savings 3206	0.00	0.00
1031-00 WF JYHW Money Market 2392	51,049.87	500.49
1032-00 WF JGTC Money Market 7963	0.00	0.00
1050-00 GN Bank Acct# 0501	100.00	100.00
1060-00 GN Bank Acct - JGTC	100.00	100.00
Total Cash and Cash Equivalents	$ 56,279.92	$ 5,657.78
Total Bank Accounts	$ 56,279.92	$ 5,657.78
Accounts Receivable
Trade Accounts Receivable, Net of Allowance
1200-00 Accounts Receivable
1201-00 Accounts Receivable JOA Partners	17,964.72	14,756.12
1202-00 Drilling Costs charged to Joint Interests
1202-01 Knudson Costs charged WHC	0.00
1202-02 Knudson charged Northern Energy	0.00
1202-21 Jenks Costs Charged WHC	0.00
1202.22 Jenks Costs Charged Northern Energy	4,976.00
1202.23 Jenks Costs charged John Holt Oil Properties	1,327.00
Total 1202-00 Drilling Costs charged to Joint Interests	$ 6,303.00	$ 0.00
1203-00 Production Expenses Charged Knudson & Jenks	1,317.06
1205-00 Gas Revenue Receivable - Unimark	6,533.25	5,954.70
1210-00 Oil Revenue Receivable - SemCrude	0.00	283,485.45
1211-00 Oil Revenue Receivable - Trafigura	193,297.17	109,074.41
1220-00 JIB Accruals & Reversals	0.00	0.00
1230-00 Revenue Receivable - Girard	0.00	0.00
1240-00 Allowance for Doubtful Accounts	0.00	-119,763.31
1245-00 Accounts Receivable	0.00
Total 1200-00 Accounts Receivable	$ 225,415.20	$ 293,507.37
Total Trade Accounts Receivable, Net of Allowance	$ 225,415.20	$ 293,507.37
Total Accounts Receivable	$ 225,415.20	$ 293,507.37
Other Current Assets
1260-00 Recoverable Canadian GST Paid	0.00	0.00
1261-00 Allowance for Unrecoverable GST	0.00	0.00
Total 1260-00 Recoverable Canadian GST Paid	$ 0.00	$ 0.00
1290-00 Billable to JOA Partners	0.00	0.00
Other Current Assets
1250-00 Employee Advances
1252-00 Marshall Goldberg	0.00
1253-00 Robert Jackson	0.00	0.00
1254-00 Craig A. Oney	0.00	0.00
Total 1250-00 Employee Advances	$ 0.00	$ 0.00
1400-00 Prepaid Expenses	0.00	0.00
1401-00 Kansas Prepaids	0.00	0.00
1402-00 Prepaid Insurance	4,343.65	2,544.00
1403-00 Other Prepaid Expenses	0.00
Total 1400-00 Prepaid Expenses	$ 4,343.65	$ 2,544.00
Total Other Current Assets	$ 4,343.65	$ 2,544.00
Total Other Current Assets	$ 4,343.65	$ 2,544.00
Total Current Assets	$ 286,038.77	$ 301,709.15
Fixed Assets
Computer, Office Equipment, Furniture and Leasehold Improvements, Net
1520-00 Computers & Office Equipment
1521-00 Original Cost	13,323.52	13,323.52
1522-00 Depreciation	-6,019.72	-3,355.02
Total 1520-00 Computers & Office Equipment	$ 7,303.80	$ 9,968.50
1530-00 Office Furniture & Fixtures
1531-00 Original Cost	9,033.11	9,033.11
1532-00 Depreciation	-3,613.17	-1,806.60
Total 1530-00 Office Furniture & Fixtures	$ 5,419.94	$ 7,226.51
1540-00 Leasehold Improvements
1541-00 Original Cost - Post Falls	22,555.26	22,555.26
1542-00 Accumulated Amortization	-15,663.25	-8,144.89
Total 1540-00 Leasehold Improvements	$ 6,892.01	$ 14,410.37
Total Computer, Office Equipment, Furniture and Leasehold Improvements, Net	$ 19,615.75	$ 31,605.38
Proved and Devloped oil & gas properties, net of accumulated DD&A
Candak, North Dakota Properties - Developed
1630-00 Field Equipment - Candak
1631-00 Original Cost	1,224,580.42	1,200,247.42
Total 1630-00 Field Equipment - Candak	$ 1,224,580.42	$ 1,200,247.42
1761 Proved Reserves-Candak	2,308,752.58	2,308,752.58
1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00
Total 1761 Proved Reserves-Candak	$ 2,357,752.58	$ 2,357,752.58
Candak, ND Capitalized Drillings Costs
1635-01 Knudsen No. 1 - TDC	397,625.41
1635-02 Jenks No. 1 - TDC	291,318.95
1636-01 Knudsen No. 1 - IDC	660,024.73
1636-02 Jenks No. 1 - IDC	580,441.36
Total Candak, ND Capitalized Drillings Costs	$ 1,929,410.45	$ 0.00
zAccumulated DD&A-Candak, ND
1632-00 Accumulated Depreciation-Field Equipment Candak	-426,495.13	-275,194.84
1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64
1762 Accumulated Depletion-Candak Reserves	-1,175,123.90	-838,803.90
1763 Capitalized Cost of Asset Retirement Obligation	0.00	0.00
1764 Allowance for Impairment - Candak	-811,339.00
Total zAccumulated DD&A-Candak, ND	$ -2,419,491.31	$ -1,117,265.38
Total Candak, North Dakota Properties - Developed	$ 3,092,252.14	$ 2,440,734.62
Girard, Kansas Properties - Developed
1643 Intangible Drilling Costs - Girard
1643.01 IDC - Anderson Unit 24	3,988.34	3,988.34
1643.10 IDC - Bever 22-3	16,755.58	16,755.58
1643.12 IDC - C. Kunshek 14-3	16,798.56	16,798.56
1643.14 IDC - Dean Davied 11-6	15,204.55	15,204.55
1643.22 IDC - Lucke 27-2	18,964.99	18,964.99
1643.23 IDC - Roye 14-2	15,436.47	15,436.47
1643.27 IDC - W. Kunshek 23-2	14,263.87	14,263.87
1643.28 IDC - Burks 13-1	5,639.62	5,639.62
1643.30 IDC - Geier 2-1	15,641.74	15,641.74
Total 1643 Intangible Drilling Costs - Girard	$ 122,693.72	$ 122,693.72
1840 Capitalized Drilling Costs TDC - Girard	174,040.00	174,040.00
1840.01 Anderson Unit 24 - TDC	0.00	0.00
1840.10 Bever 22-3 - TDC	0.00	0.00
1840.11 Bogle 10-1 - TDC	16,800.00	16,800.00
1840.12 C. Kunshek 14-3 - TDC	0.00	0.00
1840.14 Dean Davied 11-6 -TDC	0.00	0.00
1840.16 Finke 10-2 - TDC	13,203.75	13,203.75
1840.17 Finke 3-3 - TDC	13,912.50	13,912.50
1840.19 Herlocker 13-2 - TDC	22,100.00	22,100.00
1840.20 Herlocker 13-5 - TDC	21,760.00	21,760.00
1840.22 Lucke 27-2 - TDC	0.00	0.00
1840.23 Roye 14-2 - TDC	0.00	0.00
1840.24 Roye 27-1 - TDC	16,800.00	16,800.00
1840.25 S. Johnson 10-3 - TDC	15,172.50	15,172.50
1840.26 Ulbrich 10-3 - TDC	21,080.00	21,080.00
1840.27 W. Kunshek 23-2 - TDC	0.00	0.00
1840.28 Burks 13-1 - TDC	0.00	0.00
1840.29 DeLange 9-2 - TDC	19,880.00	19,880.00
1840.30 Geier 2-1 - TDC	0.00	0.00
1840.31 Nickelson 34-2 - TDC	21,300.00	21,300.00
1840.32 C. Kunshek 14-1 - TDC	21,760.00	21,760.00
1840.99 Credits and Transfers	-34,747.50	-34,747.50
1847 Capitalized Asset Retirement Costs	67,400.00	67,400.00
Total 1840 Capitalized Drilling Costs TDC - Girard	$ 410,461.25	$ 410,461.25
1845 IDC - Girard
1845.01 Anderson 24 Unit	0.00	0.00
1845.10 Bever 22-3	0.00	0.00
1845.11 Bogle 10-1	3,248.16	3,248.16
1845.12 C. Kunshek 14-3	0.00	0.00
1845.14 Dean Davied 11-6	0.00	0.00
1845.15 DeLange 26-1	11,307.50	11,307.50
1845.16 Finke 10-2	12,908.83	12,908.83
1845.17 Finke 3-3	1,921.25	1,921.25
1845.19 Herlocker 13-2	15,402.97	15,402.97
1845.20 Herlocker 13-5	15,336.13	15,336.13
1845.22 Lucke 27-2	0.00	0.00
1845.23 Roye 14-2	0.00	0.00
1845.24 Roye 27-1	3,748.13	3,748.13
1845.25 S. Johnson 10-3	14,873.51	14,873.51
1845.26 Ulbrich 10-3	16,655.04	16,655.04
1845.27 W. Kunshek 23-2	0.00	0.00
1845.28 Burks 13-1	0.00	0.00
1845.29 DeLange 9-2	16,999.47	16,999.47
1845.30 Geier 2-1	0.00	0.00
1845.31 Nickelson 34-2	15,413.11	15,413.11
1845.32 C. Kunshek 14-1	1,930.00	1,930.00
1845.99 Credits & Transfers Out	0.00	0.00
Total 1845 IDC - Girard	$ 129,744.10	$ 129,744.10
Field Equipment - Girard
1641-00 Field Equipment	544,575.27	634,705.56
1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00
1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
1641-12 TDC - C. Kunshek 14-3	17,141.25	17,141.25
1641-14 TDC - Dean Davied 11-6	22,100.00	22,100.00
1641-22 TDC - Lucke 27-2	16,406.25	16,406.25
1641-23 TDC - Roye 14-2	12,547.50	12,547.50
1641-27 TDC - W. Kunshek 23-2	15,172.50	15,172.50
1641-28 TDC - Burks 13-1	21,760.00	21,760.00
1641.30 TDC - Geier 2-1	19,525.00	19,525.00
Total Field Equipment - Girard	$ 705,902.77	$ 796,033.06
zAccum DD&A - Girard Proved & Developed Properties
1642 Accumulated Depreciation	-125,549.53	-76,402.37
1848 Accumulated Depreciation of Capitalized ARO - Kansas	-4,814.28
Total zAccum DD&A - Girard Proved & Developed Properties	$ -130,363.81	$ -76,402.37
Total Girard, Kansas Properties - Developed	$ 1,238,438.03	$ 1,382,529.76
JayHawk Gas Transportation
1651 Original Cost	2,604,270.74	2,604,270.74
1652 Accumulated Depreciation	-288,753.05	-172,897.26
1653 Pipeline Easement(s)	1,600.00	1,600.00
Total JayHawk Gas Transportation	$ 2,317,117.69	$ 2,432,973.48
Total Proved and Devloped oil & gas properties, net of accumulated DD&A	$ 6,647,807.86	$ 6,256,237.86
Unproved oil and gas properties, net of allowances for impairment
Kansas Girard Project Unproved
1832 Original Cost	1,072,284.50	1,072,284.50
1833 Accumulated Amortization	0.00	0.00
1835 Leasehold Costs
1836 Original Cost	579,999.50	578,839.50
1837 Accumulated Amortization	-436,915.91	-243,196.07
Total 1835 Leasehold Costs	$ 143,083.59	$ 335,643.43
Total Kansas Girard Project Unproved	$ 1,215,368.09	$ 1,407,927.93
Kansas Uniontown Project Unproved
1812 Original Cost	2,200,000.00	2,200,000.00
1813 Allowance for Impairment	-1,474,000.00	-1,474,000.00
Total 1812 Original Cost	$ 726,000.00	$ 726,000.00
1815 Uniontown New & Renewed Leasehold Costs
1816 Original Cost	294,479.29	294,479.29
1817 Accumulated Amortization	-256,486.91	-162,734.48
Total 1815 Uniontown New & Renewed Leasehold Costs	$ 37,992.38	$ 131,744.81
Total Kansas Uniontown Project Unproved	$ 763,992.38	$ 857,744.81
North Dakota Project-Unproved
1801 Lease Acquisition Costs	147,084.79
Total North Dakota Project-Unproved	$ 147,084.79	$ 0.00
Total Unproved oil and gas properties, net of allowances for impairment	$ 2,126,445.26	$ 2,265,672.74
Total Fixed Assets	$ 8,793,868.87	$ 8,553,515.98
Other Assets
Other Long-Term Assets
1040-00 ND Bank Acct# 3493	50,000.00	50,000.00
1471-00 KS Bond Deposit	5,400.00	3,600.00
1472-00 Office Rental Security Deposit	1,500.00	1,500.00
Total Other Long-Term Assets	$ 56,900.00	$ 55,100.00
Total Other Assets	$ 56,900.00	$ 55,100.00
TOTAL ASSETS	$ 9,136,807.64	$ 8,910,325.13
LIABILITIES AND EQUITY
Liabilities
Current Liabilities
Accounts Payable
2100-00 Accounts Payable, Trade
2100 Accounts Payable	1,092,517.62	172,166.33
Total 2100-00 Accounts Payable, Trade	$ 1,092,517.62	$ 172,166.33
Total Accounts Payable	$ 1,092,517.62	$ 172,166.33
Other Current Liabilities
2101-00 Accrued Accounts Payable, Trade
2106 Lindsay 9353	172.70
2107 Tammy 9361	311.47
2155 Other Accrued Expenses	11,934.06	95,000.00
Total 2101-00 Accrued Accounts Payable, Trade	$ 12,418.23	$ 95,000.00
Due to other Working and Royalty Interests
2111 Payable to Non-Oerating WI's	63,019.12	44,511.92
2112 Payable to Royalty Owners	63,004.40	26,396.44
2113 Payable Held in Suspense	4,008.96	36,996.35
2115 Payable to Girard Partner	5,351.84
Total Due to other Working and Royalty Interests	$ 135,384.32	$ 107,904.71
Loan Payable in less than one year
2300 Notes Payable - Current
2302 Note Payable - Capstar Drilling	227,914.30
2310 Promissory Note - $800k	0.00	800,000.00
Total 2300 Notes Payable - Current	$ 227,914.30	$ 800,000.00
Total Loan Payable in less than one year	$ 227,914.30	$ 800,000.00
Other Payables, Interest & Taxes Accrued
2120 Deferred Compensation	66,666.59	35,000.00
2130 Deferred Revenue JIB Production Expenses	0.00	7,736.07
2140-00 Payroll Tax Payable	6,688.98	3,248.38
2150 Accrued Payables	0.00	0.00
2151 Accrued Audit Fees	15,520.00	10,907.50
2152 Accrued Officer's Expenses	0.00	2,836.37
2153 Accrued Director's Fees	38,500.00	49,500.00
2154 Accued Legal Fees	10,393.87	5,568.75
Total 2150 Accrued Payables	$ 64,413.87	$ 68,812.62
2200 Interest Payable - Current	37,500.00	16,000.00
2700 Interest Payable	0.00	0.00
Total Other Payables, Interest & Taxes Accrued	$ 175,269.44	$ 130,797.07
Total Other Current Liabilities	$ 550,986.29	$ 1,133,701.78
Total Current Liabilities	$ 1,643,503.91	$ 1,305,868.11
Long Term Liabilities
Long Term Liabilities
1911 Investment in JV	250,000.00	125,000.00
2800 Notes Payable	0.00	0.00
1411-00 Unamortized Discount on Note Payable	-740,853.84	0.00
2805 Convertible Debentures 12.09	900,000.00
2806 Convertible Debentures 04.10	597,000.00
Total 2800 Notes Payable	$ 756,146.16	$ 0.00
2850 Deferred Credits & Other Liabilities
2851 Asset Retirement Obligation	154,927.92	140,844.00
Total 2850 Deferred Credits & Other Liabilities	$ 154,927.92	$ 140,844.00
Total Long Term Liabilities	$ 1,161,074.08	$ 265,844.00
Total Long Term Liabilities	$ 1,161,074.08	$ 265,844.00
Total Liabilities	$ 2,804,577.99	$ 1,571,712.11
Equity
3000 Common Stock	48,980.33	44,509.49
3070 Warrants Outstanding	0.00	0.00
Total 3000 Common Stock	$ 48,980.33	$ 44,509.49
3100 Paid-In Capital	16,677,076.04	12,493,829.80
3170 Warrants Outstanding	431,242.22	327,962.00
Total 3100 Paid-In Capital	$ 17,108,318.26	$ 12,821,791.80
3200 Stock Issuance Obligation	0.00	136,000.00
3600 Retained Earnings	-5,663,688.27	-3,386,055.79
Net Income	-5,161,380.67	-2,277,632.48
Total Equity	$ 6,332,229.65	$ 7,338,613.02
TOTAL LIABILITIES AND EQUITY	$ 9,136,807.64	$ 8,910,325.13

Monday, Jan 10, 2011 07:48:28 PM GMT-8 - Accrual Basis

Balance Sheet Grouping

Grouping Schedule Report
(Provided by Behler Mick)

A	Cash

1001 - Petty Cash	1001-00 Petty Cash	200.00	200.00
1010 - WF Acct# 8035	1010-00 WF Acct# 8035	0.00	0.00
1011 - WF Post Falls Operating 8674	1011-00 WF Post Falls Operating 8674	4,674.99	4,569.29		380.00
1012 - WF Gas Transport 9571	1012-00 WF Gas Transport 9571	56.00	88.00
1013 - WF Oil Sales Distribution 8789	1013-00 WF Oil Sales Distribution 8789	99.06	100.00
1020 - WF Acct# 8038 Brokerage	1020-00 WF Acct# 8038 Brokerage	0.00	0.00
1030 - WF Denver Savings 3206	1030-00 WF Denver Savings 3206	0.00	0.00
1031 - WF JYHW Money Market 2392	1031-00 WF JYHW Money Market 2392	51,049.87	500.49
1032 - WF JGTC Money Market 7963	1032-00 WF JGTC Money Market 7963	0.00	0.00
1050 - GN Bank Acct# 0501	1050-00 GN Bank Acct# 0501	100.00	100.00
1060 - GN Bank Acct - JGTC	1060-00 GN Bank Acct - JGTC	100.00	100.00

	Cash	56,279.92	5,657.78
C	Accounts Receivable

1201 - Accounts Receivable:Accounts Receivable JOA Partne	1201-00 Accounts Receivable JOA Partners	17,964.72	14,756.12
1202.01 - Accounts Receivable:Drilling Costs charged to Join	1202-01 Knudson Costs charged WHC	0.00					4674.99
1202.02 - Accounts Receivable:Drilling Costs charged to Join	1202-02 Knudson charged Northern Energy	0.00					863.44
1202.22 - Accounts Receivable:Drilling Costs charged to Join	1202.22 Jenks Costs Charged Northern Energy	4,976.00					3811.55
1202.23 - Accounts Receivable:Drilling Costs charged to Join	1202.23 Jenks Costs charged John Holt Oil Properties	1,327.00
1203 - Accounts Receivable:Production Expenses Charged Kn	1203-00 Production Expenses Charged Knudson & Jenks	1,317.06
1205 - Accounts Receivable:Gas Revenue Receivable - Unima	1205-00 Gas Revenue Receivable - Unimark	6,533.25	5,954.70
1210 - Accounts Receivable:Oil Revenue Receivable - SemCr	1210-00 Oil Revenue Receivable - SemCrude	0.00	283,485.45
1211 - Accounts Receivable:Oil Revenue Receivable - Trafi	1211-00 Oil Revenue Receivable - Trafigura	193,297.17	109,074.41
1220 - Accounts Receivable:JIB Accruals & Reversals	1220-00 JIB Accruals & Reversals	0.00	0.00
1230 - Accounts Receivable:Revenue Receivable - Girard	1230-00 Revenue Receivable - Girard	0.00	0.00
1240 - Accounts Receivable:Allowance for Doubtful Account	1240-00 Allowance for Doubtful Accounts	0.00	-119,763.31
1245 - Accounts Receivable:Accounts Receivable	1245-00 Accounts Receivable	0.00
1253 - Employee Advances:Robert Jackson	1253-00 Robert Jackson	0.00	0.00
1254 - Employee Advances:Craig A. Oney	1254-00 Craig A. Oney	0.00	0.00
1260 - Recoverable Canadian GST Paid
1261 - Recoverable Canadian GST Paid:Allowance for Unreco	1261-00 Allowance for Unrecoverable GST	0.00	0.00
1290 - Billable to JOA Partners	1290-00 Billable to JOA Partners	0.00	0.00
	1202-21 Jenks Costs Charged WHC	0.00

	Accounts Receivable	225,415.20	293,507.37
G	Prepaid Expense
G, 01 Other Current Assets
1252 - Employee Advances:Marshall Goldberg	1252-00 Marshall Goldberg	0.00
1400 - Prepaid Expenses	1400-00 Prepaid Expenses	0.00	0.00
1401 - Prepaid Expenses:Kansas Prepaids	1401-00 Kansas Prepaids	0.00	0.00
1402 - Prepaid Expenses:Prepaid Insurance	1402-00 Prepaid Insurance	4,343.65	2,544.00
	1403-00 Other Prepaid Expenses	0.00

	Prepaid Expense	4,343.65	2,544.00
G, 02 Other L-T Assets
1040 - ND Bank Acct# 3493	1040-00 ND Bank Acct# 3493	50,000.00	50,000.00
1471 - Deposits:KS Bond Deposit	1471-00 KS Bond Deposit	5,400.00	3,600.00
1472 - Deposits:Office Rental Security Deposit	1472-00 Office Rental Security Deposit	1,500.00	1,500.00

	G, 02 Other L-T Assets	56,900.00	55,100.00
M	PP&E
M, 01 PPE
1521 - Computers & Office Equipment:Original Cost	1521-00 Original Cost	13,323.52	13,323.52
1531 - Office Furniture & Fixtures:Original Cost	1531-00 Original Cost	9,033.11	9,033.11
1541 - Leasehold Improvements:Original Cost - Post Falls	1541-00 Original Cost - Post Falls	22,555.26	22,555.26

M, 02 Accum. Depreciation
1522 - Computers & Office Equipment:Depreciation	1522-00 Depreciation	-6,019.72	-3,355.02
1532 - Office Furniture & Fixtures:Depreciation	1532-00 Depreciation	-3,613.17	-1,806.60
1542 - Leasehold Improvements:Accumulated Amortization	1542-00 Accumulated Amortization	-15,663.25	-8,144.89

PP&E		19,615.75	31,605.38

N	Proved O&G Properties

1761 - Proved Oil & Gas Property - Candak:Original Cost	1761 Original Cost	2,308,752.58	2,308,752.58
1633 - Field Equipment - Candak:Capitalized Cost of Canda	1633-00 Capitalized Cost of Candak Asset Retirement Obligations	49,000.00	49,000.00	2,357,752.58
1631 - Field Equipment - Candak:Original Cost	1631-00 Original Cost	1,224,580.42	1,200,247.42

1762 - Proved Oil & Gas Property - Candak:Accumulated Dep	1762 Accumulated Depletion	-1,175,123.90	-838,803.90
1763 - Proved Oil & Gas Property - Candak:Capitalized Cos	1763 Capitalized Cost of Asset Retirement Obligation	0.00	0.00
1632 - Field Equipment - Candak:Depreciation	1632-00 Depreciation	-426,495.13	-275,194.84
	1764 Allowance for Impairment - Candak	-811,339.00
1634 - Field Equipment - Candak:Accumulated Depreciation	1634-00 Accumulated Depreciation of Asset Retirement Obligation	-6,533.28	-3,266.64	-1,117,265.38

1635.01 - TDC - North Dakota:Knudsen No. 1 - TDC	1635-01 Knudsen No. 1 - TDC	397,625.41
1635.02 - TDC - North Dakota:Jenks No. 1 - TDC	1635-02 Jenks No. 1 - TDC	291,318.95
1636.01 - IDC - North Dakota:Knudsen No. 1 - IDC	1636-01 Knudsen No. 1 - IDC	660,024.73
1636.02 - IDC - North Dakota:Jenks No. 1 - IDC	1636-02 Jenks No. 1 - IDC	580,441.36

1641 - Field Equipment - Girard:Field Equipment	1640-00 Field Equipment - Girard
1641.00 - Field Equipment - Girard:Field Equipment	1641-00 Field Equipment	544,575.27	634,705.56
1641.01 - Field Equipment - Girard:TDC - Anderson Unit 24	1641-01 TDC - Anderson Unit 24	20,400.00	20,400.00
1641.1 - Field Equipment - Girard:TDC - Beaver 22-3
1641.10 - Field Equipment - Girard:TDC - Beaver 22-3	1641-10 TDC - Beaver 22-3	16,275.00	16,275.00
1641.12 - Field Equipment - Girard:TDC - C. Kunshek 14-3	1641-12 TDC - C. Kunshek 14-3	17,141.25	17,141.25
1641.14 - Field Equipment - Girard:TDC - Dean Davied 11-6	1641-14 TDC - Dean Davied 11-6	22,100.00	22,100.00
1641.22 - Field Equipment - Girard:TDC - Lucke 27-2	1641-22 TDC - Lucke 27-2	16,406.25	16,406.25
1641.23 - Field Equipment - Girard:TDC - Roye 14-2	1641-23 TDC - Roye 14-2	12,547.50	12,547.50
1641.27 - Field Equipment - Girard:TDC - W. Kunshek 23-2	1641-27 TDC - W. Kunshek 23-2	15,172.50	15,172.50
1641.28 - Field Equipment - Girard:TDC - Burks 13-1	1641-28 TDC - Burks 13-1	21,760.00	21,760.00
1641.3 - Field Equipment - Girard:TDC - Geier 2-1	1641.30 TDC - Geier 2-1	19,525.00	19,525.00	796,033.06
1641.30 - Field Equipment - Girard:TDC - Geier 2-1

1643.01 - Intangible Drilling Costs - Girard:IDC - Anderson	1643.01 IDC - Anderson Unit 24	3,988.34	3,988.34
1643.1 - Intangible Drilling Costs - Girard:IDC - Bever 22-
1643.10 - Intangible Drilling Costs - Girard:IDC - Bever 22-	1643.10 IDC - Bever 22-3	16,755.58	16,755.58
1643.12 - Intangible Drilling Costs - Girard:IDC - C. Kunshe	1643.12 IDC - C. Kunshek 14-3	16,798.56	16,798.56
1643.14 - Intangible Drilling Costs - Girard:IDC - Dean Davi	1643.14 IDC - Dean Davied 11-6	15,204.55	15,204.55
1643.22 - Intangible Drilling Costs - Girard:IDC - Lucke 27-	1643.22 IDC - Lucke 27-2	18,964.99	18,964.99
1643.23 - Intangible Drilling Costs - Girard:IDC - Roye 14-2	1643.23 IDC - Roye 14-2	15,436.47	15,436.47
1643.27 - Intangible Drilling Costs - Girard:IDC - W. Kunshe	1643.27 IDC - W. Kunshek 23-2	14,263.87	14,263.87
1643.28 - Intangible Drilling Costs - Girard:IDC - Burks 13-	1643.28 IDC - Burks 13-1	5,639.62	5,639.62
1643.3 - Intangible Drilling Costs - Girard:IDC - Geier 2-1
1643.30 - Intangible Drilling Costs - Girard:IDC - Geier 2-1	1643.30 IDC - Geier 2-1	15,641.74	15,641.74

1840 - Unproved Oil & Gas Property - Girard:TDC - Girard	1840 TDC - Girard	174,040.00	174,040.00
1840.01 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.01 Anderson Unit 24	0.00	0.00
1840.1 - Unproved Oil & Gas Property - Girard:TDC - Girard:
1840.10 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.10 Bever 22-3	0.00	0.00
1840.11 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.11 Bogle 10-1	16,800.00	16,800.00
1840.12 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.12 C. Kunshek 14-3	0.00	0.00
1840.14 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.14 Dean Davied 11-6	0.00	0.00
1840.16 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.16 Finke 10-2	13,203.75	13,203.75
1840.17 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.17 Finke 3-3	13,912.50	13,912.50
1840.19 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.19 Herlocker 13-2	22,100.00	22,100.00
1840.2 - Unproved Oil & Gas Property - Girard:TDC - Girard:
1840.20 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.20 Herlocker 13-5	21,760.00	21,760.00
1840.22 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.22 Lucke 27-2	0.00	0.00
1840.23 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.23 Roye 14-2	0.00	0.00
1840.24 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.24 Roye 27-1	16,800.00	16,800.00
1840.25 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.25 S. Johnson 10-3	15,172.50	15,172.50
1840.26 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.26 Ulbrich 10-3	21,080.00	21,080.00
1840.27 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.27 W. Kunshek 23-2	0.00	0.00
1840.28 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.28 Burks 13-1	0.00	0.00
1840.29 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.29 DeLange 9-2	19,880.00	19,880.00
1840.3 - Unproved Oil & Gas Property - Girard:TDC - Girard:
1840.30 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.30 Geier 2-1	0.00	0.00
1840.31 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.31 Nickelson 34-2	21,300.00	21,300.00
1840.32 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.32 C. Kunshek 14-1	21,760.00	21,760.00
1840.99 - Unproved Oil & Gas Property - Girard:TDC - Girard:	1840.99 Credits and Transfers	-34,747.50	-34,747.50
1845.01 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.01 Anderson 24 Unit	0.00	0.00
1845.1 - Unproved Oil & Gas Property - Girard:IDC - Girard:
1845.10 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.10 Bever 22-3	0.00	0.00
1845.11 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.11 Bogle 10-1	3,248.16	3,248.16
1845.12 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.12 C. Kunshek 14-3	0.00	0.00
1845.14 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.14 Dean Davied 11-6	0.00	0.00
1845.15 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.15 DeLange 26-1	11,307.50	11,307.50
1845.16 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.16 Finke 10-2	12,908.83	12,908.83
1845.17 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.17 Finke 3-3	1,921.25	1,921.25
1845.19 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.19 Herlocker 13-2	15,402.97	15,402.97
1845.2 - Unproved Oil & Gas Property - Girard:IDC - Girard:
1845.20 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.20 Herlocker 13-5	15,336.13	15,336.13
1845.22 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.22 Lucke 27-2	0.00	0.00
1845.23 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.23 Roye 14-2	0.00	0.00
1845.24 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.24 Roye 27-1	3,748.13	3,748.13
1845.25 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.25 S. Johnson 10-3	14,873.51	14,873.51
1845.26 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.26 Ulbrich 10-3	16,655.04	16,655.04
1845.27 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.27 W. Kunshek 23-2	0.00	0.00
1845.28 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.28 Burks 13-1	0.00	0.00
1845.29 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.29 DeLange 9-2	16,999.47	16,999.47
1845.3 - Unproved Oil & Gas Property - Girard:IDC - Girard:
1845.30 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.30 Geier 2-1	0.00	0.00
1845.31 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.31 Nickelson 34-2	15,413.11	15,413.11
1845.32 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.32 C. Kunshek 14-1	1,930.00	1,930.00
1845.99 - Unproved Oil & Gas Property - Girard:IDC - Girard:	1845.99 Credits & Transfers Out	0.00	0.00
1847 - Capitalized Asset Retirement Costs	1847 Capitalized Asset Retirement Costs	67,400.00	67,400.00	662,899.07

1642 - Field Equipment - Girard:Accumulated Depreciation	1642 Accumulated Depreciation	-125,549.53	-76,402.37
1848 - Capitalized Asset Retirement Costs:Accumulated Dep	1848 Accumulated Depreciation of Capitalized ARO - Kansas	-4,814.28

1651 - Field Equipment - JGTC:Original Cost	1651 Original Cost	2,604,270.74	2,604,270.74
1653 - Field Equipment - JGTC:Pipeline Easement(s)	1653 Pipeline Easement(s)	1,600.00	1,600.00	2,605,870.74
1652 - Field Equipment - JGTC:Accumulated Depreciation	1652 Accumulated Depreciation	-288,753.05	-172,897.26

Proved O&G Properties		6,647,807.86	6,256,237.86

Unproved O&G Properties

1801 - Unproved North Dakota Properties:Lease Acquisition	1801 Lease Acquisition Costs	147,084.79

1812 - Unproved Oil & Gas Property - Uniontown:Original C	1812 Original Cost	2,200,000.00	2,200,000.00
1816 - Unproved Oil & Gas Property - Uniontown:Uniontown	1816 Original Cost	294,479.29	294,479.29	2,494,479.29

1813 - Unproved Oil & Gas Property - Uniontown:Original C	1813 Allowance for Impairment	-1,474,000.00	-1,474,000.00
1817 - Unproved Oil & Gas Property - Uniontown:Uniontown	1817 Accumulated Amortization	-256,486.91	-162,734.48

1832 - Unproved Oil & Gas Property - Girard:Original Cost	1832 Original Cost	1,072,284.50	1,072,284.50
1833 - Unproved Oil & Gas Property - Girard:Accumulated A	1833 Accumulated Amortization	0.00	0.00
1836 - Unproved Oil & Gas Property - Girard:Leasehold Cos	1836 Original Cost	579,999.50	578,839.50	1,651,124.00
1837 - Unproved Oil & Gas Property - Girard:Leasehold Cos	1837 Accumulated Amortization	-436,915.91	-243,196.07

Unproved O&G Properties		2,126,445.26	2,265,672.74

		9,136,807.64	8,910,325.13

Accounts Payable
CC, 01 AP
2100 - Accounts Payable	2100 Accounts Payable	1,092,517.62	172,166.33		1088706.07	3,811.55
2106 - Corporate Credit Cards:Lindsay 9353	2106 Lindsay 9353	172.70
2107 - Corporate Credit Cards:Tammy 9361	2107 Tammy 9361	311.47
2155 - Accrued Payables:Other Accrued Expenses	2155 Other Accrued Expenses	8,845.61	95,000.00

Accounts Payable		1,101,847.40	267,166.33

CC, 02 Work Int & Royalties Pay.
2111 - Payable to Other Revenue Interests:Payable to Non-	2111 Payable to Non-Oerating WI's	63,019.12	44,511.92
2112 - Payable to Other Revenue Interests:Payable to Roya	2112 Payable to Royalty Owners	63,004.40	26,396.44
2113 - Payable to Other Revenue Interests:Payable Held in	2113 Payable Held in Suspense	4,008.96	36,996.35
2115 - Payable to Other Revenue Interests:Payable to Gira	2115 Payable to Girard Partner	5,351.84

CC, 02 Work Int & Royalties Pay.		135,384.32	107,904.71

CC, 03 Other Payables Int. Taxes
2120 - Deferred Compensation	2120 Deferred Compensation	66,666.59	35,000.00
2130 - Deferred Revenue JIB Production Expenses	2130 Deferred Revenue JIB Production Expenses	0.00	7,736.07
2150 - Accrued Payables	2150 Accrued Payables	0.00	0.00
2151 - Accrued Payables:Accrued Audit Fees	2151 Accrued Audit Fees	15,520.00	10,907.50
2152 - Accrued Payables:Accrued Officer's Expenses	2152 Accrued Officer's Expenses	0.00	2,836.37
2153 - Accrued Payables:Accrued Director's Fees	2153 Accrued Director's Fees	38,500.00	49,500.00
2154 - Accrued Payables:Accued Legal Fees	2154 Accued Legal Fees	10,393.87	5,568.75
2155 - Accrued Payables:Other Accrued Expenses	2155 Accued Legal Fees	3,088.45
2200 - Interest Payable - Current	2200 Interest Payable - Current	37,500.00	16,000.00
2400 - Payroll Tax Payable	2140-00 Payroll Tax Payable	6,688.98	3,248.38
2700 - Interest Payable

CC, 03 Other Payables Int. Taxes		178,357.89	130,797.07

PP, 01 Current Note Payable
2302 - Notes Payable - Current:Note Payable - Capstar Dri	2302 Note Payable - Capstar Drilling	227,914.30
2310 - Notes Payable - Current:Promissory Note - $800k	2310 Promissory Note - $800k	0.00	800,000.00

		227,914.30	800,000.00
LONG TERM LIABILITIES:

CC, 04 Asset Retirement Oblig,
2851 - Deferred Credits & Other Liabilities:Asset Retirem	2851 Asset Retirement Obligation	154,927.92	140,844.00

PP	Loans Payable
2800 - Notes Payable
1911 - Other Long-Term Assets:Investment in JV	1911 Investment in JV	250,000.00	125,000.00

PP, 02 LT Note Payable
1411 - Unamortized Discount on Note Payable	1411-00 Unamortized Discount on Note Payable	-740,853.84	0.00		740,853.84
PP, 03 Convertible Debentures
2805 - Notes Payable:Convertible Debentures 12.09	2805 Convertible Debentures 12.09	900,000.00
2806 - Notes Payable:Convertible Debentures 04.10	2806 Convertible Debentures 04.10	597,000.00

PP		1,161,074.08	265,844.00

SS	Equity
	SS, 01 Common Stock
3000 - Common Stock	3000 Common Stock	48,980.33	44,509.49

SS, 01 Common Stock		48,980.33	44,509.49

SS, 02 APIC
3070 - Common Stock:Warrants Outstanding
3100 - Paid-In Capital	3100 Paid-In Capital	16,677,076.04	12,493,829.80
3170 - Paid-In Capital:Warrants Outstanding	3170 Warrants Outstanding	431,242.22	327,962.00

SS, 02 APIC		17,108,318.26	12,821,791.80

SS, 03 Retained Earnings
3600 - Retained Earnings

SS, 04 Stock Issuance Obligation
3200 - Stock Issuance Obligation

QB Profit & Loss

Jayhawk Energy, Inc.
Profit & Loss
October 2009 - September 2010

	Total
	Oct 2009 - Sep 2010	Oct 2008 - Sep 2009 (PY)
Income
4000 Oil Sales
4021 Unallocated Oil Revenue	0.00	0.00
4030.01 Candak - Erickson 1-27H	248,979.20	192,654.43
4030.02 Candak - Kearny 4-25H	154,900.53	127,129.02
4030.03 Candak - Burner 1-34H	236,915.71	159,601.01
4030.04 Candak - Landstorm 1-33H	209,960.81	162,272.29
4030.05 Candak - Schultz 5-26H	366,553.97	257,293.75
Total 4000 Oil Sales	$ 1,217,310.22	$ 898,950.50
4100 Gas Sales
4122 Unallocated Gas Revenue	0.00	0.00
4140.01 Girard - Anderson 24 Unit	19,165.82	21,538.61
4140.02 Girard - Gladson 1 Unit	360.44	1,568.05
4140.03 Girard - Gladson 3 Unit	6,905.67	9,338.15
4140.04 Girard - Johnson 13 Unit	12,100.21	11,244.20
4140.05 Girard - Karhoff 26-1	3,772.84	2,702.99
4140.06 Girard - Roye Old #1	5,220.88	5,546.24
4140.07 Girard - Schiefelbein #1	42.53	72.97
4140.08 Girard - Schwalm #2	270.80	714.08
4140.09 Girard - Shireman #1	3,880.73	1,297.54
4140.10 Girard - Bever 22-3	1,742.23	1,082.31
4140.12 Girard - C. Kunshek 14-3	10,620.13	10,916.78
4140.13 Girard - D. Fry 14-1	6,711.25	7,550.74
4140.14 Girard - Dean Davied 11-6	1,447.78	1,375.54
4140.15 Girard - DeLange 26-1	744.66	4,291.39
4140.16 Girard - Finke 10-2	16,896.57	5,245.74
4140.21 Girard - Lucke 22-1	2,127.95	3,546.13
4140.22 Girard - Lucke 27-2	7,125.97	7,377.94
4140.23 Girard - Roye 14-2	5,524.43	9,878.74
4140.25 Girard - S. Johnson 10-3		137.27
4140.26 Girard - Ulbrich 10-3	1,891.91
4140.27 Girard - W. Kunshek 23-2	0.00	30.80
4140.28 Girard - Burks 13-1	1,150.74	1,369.40
4140.30 Girard - Geier 2-1	399.76	712.22
4140.31 Girard - Nickelson 34-2	2,266.31	1,274.58
Total 4100 Gas Sales	$ 110,369.61	$ 108,812.41
4200 Pipeline Fee Income	3,621.76
Total Income	$ 1,331,301.59	$ 1,007,762.91
Cost of Goods Sold
5110 Production & Severance Taxes - Kansas	736.40	845.69
5150 Production & Severance Taxes - North Dakota
5151.01 Erickson 1-27H	13,633.35	21,830.82
5151.02 Kearney 4-25H	7,340.84	13,753.79
5151.03 Burner 1-34H	14,049.70	18,354.10
5151.04 Landstorm 1-33H	11,285.40	17,688.63
5151.05 Schultz 5-26H	20,455.91	29,554.43
Total 5150 Production & Severance Taxes - North Dakota	$ 66,765.20	$ 101,181.77
5160 Outside Interests WI & Royalty	334,843.84	231,805.21
5161 Royalty Owners Interest	203,094.61	141,683.64
5260 Distributions to Kansas Partner (WHL Energy)	41,154.22
5300 Production Costs - Candak
5302 North Dakota Admin. Fees	16,868.46	2,082.90
5304 Administrative Division Order Maintenance and Payouts	9,948.14	8,804.11
5305 Administrative N.D. Office	8,609.64	4,800.53
5306 Administrative G&G Consulting	7,096.44	23,445.04
5307 Utilities - Candak	1,662.79	567.18
5308 North Dakota Property Taxes	194.40
5310 Contract Labor	0.00
5310.01 Erickson 1-27H	8,475.00	8,250.00
5310.02 Kearney 4-25H	8,475.00	8,250.00
5310.03 Burner 1-34H	8,475.00	8,250.00
5310.04 Landstorm 1-33H	8,475.00	8,250.00
5310.05 Schultz 5-26H	8,475.00	8,250.00
5310.06 Knudson	2,875.00
5310.07 Jenks	2,600.00
Total 5310 Contract Labor	$ 47,850.00	$ 41,250.00
5335 Repairs & Maintenance - Candak
5335.01 Erickson 1-27H	4,496.31	6,021.91
5335.02 Kearney 4-25H	17,322.97	11,279.39
5335.03 Burner 1-34H	13,083.82	8,277.15
5335.04 Landstorm 1-33H	6,727.59	2,486.53
5335.05 Schultz 5-26H	9,487.84	7,889.47
5335.06 Knudson	148.59
5335.07 Jenks	90.00
Total 5335 Repairs & Maintenance - Candak	$ 51,357.12	$ 35,954.45
5340 Supplies & Materials - Candak
5340.01 Erickson 1-27H	776.50	546.23
5340.02 Kearney 4-25H	776.49	433.25
5340.03 Burner 1-34H	776.72	1,058.78
5340.04 Landstorm 1-33H	776.75	1,705.21
5340.05 Schultz 5-26H	776.79	1,027.70
Total 5340 Supplies & Materials - Candak	$ 3,883.25	$ 4,771.17
5345 Chemicals - Candak		0.00
5345.01 Erickson 1-27H	2,617.26	3,167.66
5345.02 Kearney 4-25H	1,141.36	2,973.26
5345.03 Burner 1-34H	3,219.48	2,124.66
5345.04 Landstorm 1-33H	4,165.49	2,307.66
5345.05 Schultz 5-26H	2,588.81	2,474.66
Total 5345 Chemicals - Candak	$ 13,732.40	$ 13,047.90
5350 Fuel - Candak		0.00
5350.01 Erickson	9,991.77	3,879.89
5350.02 Kearney	9,856.45	3,307.72
5350.03 Burner	32,197.09	11,910.15
5350.04 Landstorm	25,637.71	14,888.34
5350.05 Shutz 5-26	11,402.70	5,083.98
5350.06 Knudson	7,838.63
5350.07 Jenks	8,494.93
Total 5350 Fuel - Candak	$ 105,419.28	$ 39,070.08
5355 Equipment Rental - Candak		600.00
5355.06 Knudson	1,530.00
5355.07 Jenks	1,530.00
Total 5355 Equipment Rental - Candak	$ 3,060.00	$ 600.00
5360 Road & Lease Maintenance		0.00
5360.01 Erickson	1,202.50	2,734.47
5360.02 Kearney	2,514.50	2,570.75
5360.03 Burner	2,140.58	2,846.15
5360.04 Landstrom	3,200.50	3,068.14
5360.05 Schutz 5-26	875.00	2,049.47
Total 5360 Road & Lease Maintenance	$ 9,933.08	$ 13,268.98
5365 Salt Water Disposal		0.00
5365.01 Erickson	6,698.20	6,084.92
5365.02 Kearney	2,401.60	488.15
5365.03 Burner	26,648.47	20,143.85
5365.04 Landstrom	20,323.77	16,408.16
5365.05 Schutz	470.73	524.90
5365.06 Knudson	35,889.26
5365.07 Jenks	22,430.06
Total 5365 Salt Water Disposal	$ 114,862.09	$ 43,649.98
5375 H2S Safety Equipment Rental & Inspection		0.00
5375.01 Erickson	1,518.83	1,489.96
5375.02 Kearney	1,463.83	1,371.90
5375.03 Burner	1,482.96	1,525.83
5375.04 Landstrom	1,482.96	1,486.38
5375.05 Schultz	1,554.70	1,482.96
Total 5375 H2S Safety Equipment Rental & Inspection	$ 7,503.28	$ 7,357.03
Total 5300 Production Costs - Candak	$ 401,980.37	$ 238,669.35
5400 Production Costs - Kansas
5401 Kansas Consulting Geological, Engineering & Pipeline	5,298.60	30,000.00
5420 Administration - Kansas	-556.16	1,539.37
5421 Office Expense - Kansas	450.00
5421.01 Rent - Office & Warehouse		6,800.00
5421.02 Telephone & Cellular Expense	1.20	3,629.41
5421.03 Office Cleaning		285.00
5421.04 Girard Office Admin		51.53
5421.05 Girard Utilities		4,891.05
5421.06 Taxes & Registration Charges	2,538.04	3,698.08
5421.07 Employee Benefits		904.00
Total 5421 Office Expense - Kansas	$ 2,989.24	$ 20,259.07
5424 Auto & Truck Repairs, Maintenance & Fuel		7,707.73
5426 Pit Closure Expense		2,610.48
5430 Contract Labor - Girard	2,510.00	1,512.50
5431 Operations Manager Compensation		6,500.00
5432 Field Electic Power		23,350.52
5435 Well Repairs, Maintenance, Supplies & Materials	3,522.42	14,935.32
5440 Supplies & Materials - Girard	5,735.61	2,535.37
5450 Fuel - Girard	-1,121.64	19,487.27
5455 Equipment Rental	5,670.00	500.00
5456 Salt Water Disposal Truck Rental		11,173.28
Total 5400 Production Costs - Kansas	$ 24,048.07	$ 142,110.91
5500 Billed Joint Interest Partners
5501 Billed Samson Resources	-57,466.14	-49,993.77
5502 Billed Baytex	-38,322.20	-27,767.67
5503 Billed WHC Exploration	-9,137.14	-3,685.96
5504 Billed Northern Energy	-9,137.14
5505 Billed Nulock	-6,377.43	-1,033.49
5506 Billed John Holt Oil Properties	-154.80
Total 5500 Billed Joint Interest Partners	$ -120,594.85	$ -82,480.89
5600 Carrying Costs
5605 Land & Title Work - North Dakota	5,078.83
5607 Annual Lease Payments	2,012.00	1,836.00
5610 Delay Rentals - Girard		29,098.50
Total 5600 Carrying Costs	$ 7,090.83	$ 30,934.50
Total Cost of Goods Sold	$ 959,118.69	$ 804,750.18
Gross Profit	$ 372,182.90	$ 203,012.73
Expenses
6100 Compensation		60,000.00
6101 CEO Compensation	150,000.00
6102 President's Compensation	176,000.00
6103 CFO's Compensation	17,863.64
6105 Executive Administrative Assistant	30,227.14
Total 6100 Compensation	$ 374,090.78	$ 60,000.00
6110 Independent Contractors		6,000.00
6111 Operations	7,500.00	37,500.00
6112 Reimbursed Expenses		775.00
Total 6110 Independent Contractors	$ 7,500.00	$ 44,275.00
6140 Audit Fees	69,347.92	93,009.09
6160 Bank Charges	2,307.25	806.50
6200 Consulting Fees	27,748.80	11,700.00
6205 Director's Fees	50,059.14	24,750.00
6210 Public Company Expense		1,580.84
6211 Transfer Agent Fees	3,937.50	2,297.43
6212 SEC & Other Regulatory Fees	760.00	753.00
6213 Edgarization Costs	5,450.00	2,323.00
6214 Press Releases & Business Wire	13,815.00	1,835.00
6215 Consulting - Shareholder Relations & Communications	55,975.70
Total 6210 Public Company Expense	$ 79,938.20	$ 8,789.27
6220 Dues & Subscriptions	597.00	200.00
6260 Insurance - Liability	28,731.99	23,147.53
6261 Workmens Compensation		265.00
6265 Property Insurance		201.50
6280 Insurance - Medical	22,173.05	1,500.00
6290 Monthly Fees Internet & Accounting System	947.25	1,303.19
6291 Website Maintenance		2,638.55
6300 Legal Fees	66,702.27	56,246.67
6302 Corporate - Legal Fees	31,129.45
6303 Kansas - Legal Fees	32,113.39	10,680.57
Total 6300 Legal Fees	$ 129,945.11	$ 66,927.24
6320 Meals and Entertainment	435.33	261.53
6330 Miscellaneous	0.00
6340 Office Expenses	11,965.38	5,698.90
6362 Public Relations		100.00
6380 Payroll Expenses	16,973.57	165,041.62
6381 Employee Recovery of Contractual Compensation	186,306.33
6390 Stock Option/Grant Compensation Expense	200,560.00
6420 Professional Fees	45,000.00	39,000.00
6423 Kansas - Professional Fees		13,931.93
Total 6420 Professional Fees	$ 45,000.00	$ 52,931.93
6430 Shareholder Communications	684.00	30,252.65
6431 Investor Relations Maintenance		27,000.00
6440 Rent Expense	14,000.00	14,500.00
6441 Other Office Lease Costs	61.53	363.98
6460 Postage, Fed Ex & Shipping	3,794.56	2,265.93
6480 Stationary & Printing		862.29
6500 Stock Issuance Cost	1,828.22
6520 Corporate Filing Fees & Licenses	160.42	175.00
6521 Property Taxes	256.63
6540 Travel
6541 Travel Airfares	10,236.84	7,274.24
6542 Travel Lodging	3,675.78	7,830.87
6543 Travel Meals	4,185.46	1,238.87
6544 Auto or Truck Rental	216.10	3,927.83
6545 Travel Fuel, Mileage, & Other	3,559.33	2,487.79
Total 6540 Travel	$ 21,873.51	$ 22,759.60
6600 Utilities - Post Falls	827.03	950.40
6610 Telephone & Cellular Communications	4,577.50	1,088.60
6611 Corporate	5,418.75	9,694.82
Total 6610 Telephone & Cellular Communications	$ 9,996.25	$ 10,783.42
Total Expenses	$ 1,308,109.25	$ 673,460.12
Net Operating Income	$ -935,926.35	$ -470,447.39
Other Income
7000 Other Income & Expense
7009 Debt Foregiveness Income	37,112.90	49,010.49
7010 Other Miscellaneous Income	128,120.83	-43,395.22
7011 Costs Associated with Raising Capital	-161,766.22	-91,957.62
7012 Debt Conversion Expense	-1,466,978.00
7100 Interest Expense	-134,762.30	-101,890.34
7101 Vendor Late Fees & Finance Charges	-7,119.90	-1,250.92
7104 Accretion of Note Payable		-327,962.00
7105 Amortization of Note Discount Expense	-759,146.16	-194,286.00
7106 Accretion of Annual Asset Retirement Obligation	-14,083.92	-12,804.00
7110 Bad Debt Expense		-27,001.92
7120 Interest Earned	2,075.10	538.63
7150 Loss on Disposal of Fixed Assets	-78,136.58
7160 Miscellaneous	67.15	588.00
Total 7000 Other Income & Expense	$ -2,454,617.10	$ -750,410.90
Total Other Income	$ -2,454,617.10	$ -750,410.90
Other Expenses
8300 Depreciation & Amortization Expense
8321 Computers	2,664.70	2,646.57
8322 Office Furniture & Fixtures	1,806.57	1,806.60
8341 Leasehold Improvement Amortization	7,518.36	7,518.36
8350 Field Equipment - Candak	151,300.29	165,116.88
8351 Amortization of Asset Retirement Obligations	8,080.92	3,266.64
8370 Field Equipment - Girard	61,140.87	58,326.09
8375 Field Equipment - JGTC	115,855.79	115,855.80
8380 Leasehold Costs - Uniontown	93,752.43	98,159.76
8384 Amortization of Girard Leases	193,719.84	193,236.49
Total 8300 Depreciation & Amortization Expense	$ 635,839.77	$ 645,933.19
8400 Depletion Expense
8430 Candak	336,320.00	410,841.00
Total 8400 Depletion Expense	$ 336,320.00	$ 410,841.00
Total Other Expenses	$ 972,159.77	$ 1,056,774.19
Net Other Income	$ -3,426,776.87	$ -1,807,185.09
Net Income	$ -4,362,703.22	$ -2,277,632.48

Monday, Dec 20, 2010 07:26:13 AM PST GMT-8 - Accrual Basis

P&L Grouping

10	Revenue - Oil
	10, 01 Oil Revenues	4000 Oil Sales
	4021 - Oil Sales:Unallocated Oil Revenue	4021 Unallocated Oil Revenue	0.00	0.00
	4030.01 - Oil Sales:Candak - Erickson 1-27H	4030.01 Candak - Erickson 1-27H	248,979.20	192,654.43
	4030.02 - Oil Sales:Candak - Kearny 4-25H	4030.02 Candak - Kearny 4-25H	154,900.53	127,129.02
	4030.03 - Oil Sales:Candak - Burner 1-34H	4030.03 Candak - Burner 1-34H	236,915.71	159,601.01
	4030.04 - Oil Sales:Candak - Landstorm 1-33H	4030.04 Candak - Landstorm 1-33H	209,960.81	162,272.29
	4030.05 - Oil Sales:Candak - Schultz 5-26H	4030.05 Candak - Schultz 5-26H	366,553.97	257,293.75

Total Oil Revenues			1,217,310.22	898,950.50

10, 02 Production & Sever. Taxes		5150 Production & Severance Taxes - North Dakota
	5151.01 - Production & Severance Taxes - North Dakota:Ericks	5151.01 Erickson 1-27H	13,633.35	21,830.82
	5151.02 - Production & Severance Taxes - North Dakota:Kearne	5151.02 Kearney 4-25H	7,340.84	13,753.79
	5151.03 - Production & Severance Taxes - North Dakota:Burner	5151.03 Burner 1-34H	14,049.70	18,354.10
	5151.04 - Production & Severance Taxes - North Dakota:Landst	5151.04 Landstorm 1-33H	11,285.40	17,688.63
	5151.05 - Production & Severance Taxes - North Dakota:Schult	5151.05 Schultz 5-26H	20,455.91	29,554.43

			66,765.20	101,181.77	474,670.62

10, 03 Outside Interest WI/Roy
	5160 - Outside Interests WI & Royalty	5160 Outside Interests WI & Royalty	334,843.84	231,805.21

			334,843.84	231,805.21

10, 04 Royalty Owners Interest
	5161 - Royalty Owners Interest	5161 Royalty Owners Interest	203,094.61	141,683.64

			203,094.61	141,683.64

10	Revenue - Oil Total		612,606.57	424,279.88

20	Revenue - Gas
20, 01 Gas Sales		4100 Gas Sales
	4122 - Gas Sales:Unallocated Gas Revenue	4122 Unallocated Gas Revenue	0.00	0.00
	4140.01 - Gas Sales:Girard - Anderson 24 Unit	4140.01 Girard - Anderson 24 Unit	19,165.82	21,538.61
	4140.02 - Gas Sales:Girard - Gladson 1 Unit	4140.02 Girard - Gladson 1 Unit	360.44	1,568.05
	4140.03 - Gas Sales:Girard - Gladson 3 Unit	4140.03 Girard - Gladson 3 Unit	6,905.67	9,338.15
	4140.04 - Gas Sales:Girard - Johnson 13 Unit	4140.04 Girard - Johnson 13 Unit	12,100.21	11,244.20
	4140.05 - Gas Sales:Girard - Karhoff 26-1	4140.05 Girard - Karhoff 26-1	3,772.84	2,702.99
	4140.06 - Gas Sales:Girard - Roye Old #1	4140.06 Girard - Roye Old #1	5,220.88	5,546.24
	4140.07 - Gas Sales:Girard - Schiefelbein #1	4140.07 Girard - Schiefelbein #1	42.53	72.97
	4140.08 - Gas Sales:Girard - Schwalm #2	4140.08 Girard - Schwalm #2	270.80	714.08
	4140.09 - Gas Sales:Girard - Shireman #1	4140.09 Girard - Shireman #1	3,880.73	1,297.54
	4140.1 - Gas Sales:Girard - Bever 22-3	4140.10 Girard - Bever 22-3	1,742.23	1,082.31
	4140.10 - Gas Sales:Girard - Bever 22-3
	4140.12 - Gas Sales:Girard - C. Kunshek 14-3	4140.12 Girard - C. Kunshek 14-3	10,620.13	10,916.78
	4140.13 - Gas Sales:Girard - D. Fry 14-1	4140.13 Girard - D. Fry 14-1	6,711.25	7,550.74
	4140.14 - Gas Sales:Girard - Dean Davied 11-6	4140.14 Girard - Dean Davied 11-6	1,447.78	1,375.54
	4140.15 - Gas Sales:Girard - DeLange 26-1	4140.15 Girard - DeLange 26-1	744.66	4,291.39
	4140.16 - Gas Sales:Girard - Finke 10-2	4140.16 Girard - Finke 10-2	16,896.57	5,245.74
	4140.21 - Gas Sales:Girard - Lucke 22-1	4140.21 Girard - Lucke 22-1	2,127.95	3,546.13
	4140.22 - Gas Sales:Girard - Lucke 27-2	4140.22 Girard - Lucke 27-2	7,125.97	7,377.94
	4140.23 - Gas Sales:Girard - Roye 14-2	4140.23 Girard - Roye 14-2	5,524.43	9,878.74
	4140.25 - Gas Sales:Girard - S. Johnson 10-3	4140.25 Girard - S. Johnson 10-3		137.27
	4140.26 - Gas Sales:Girard - Ulbrich 10-3	4140.26 Girard - Ulbrich 10-3	1,891.91
	4140.27 - Gas Sales:Girard - W. Kunshek 23-2	4140.27 Girard - W. Kunshek 23-2	0.00	30.80
	4140.28 - Gas Sales:Girard - Burks 13-1	4140.28 Girard - Burks 13-1	1,150.74	1,369.40
	4140.3 - Gas Sales:Girard - Geier 2-1
	4140.30 - Gas Sales:Girard - Geier 2-1	4140.30 Girard - Geier 2-1	399.76	712.22
	4140.31 - Gas Sales:Girard - Nickelson 34-2	4140.31 Girard - Nickelson 34-2	2,266.31	1,274.58
	4200 - Pipeline Fee Income	4200 Pipeline Fee Income	3,621.76

			113,991.37	108,812.41
10, 02 Production & Sever. Taxes
	5110 - Production & Severance Taxes - Kansas	5110 Production & Severance Taxes - Kansas	736.40	0.00

			736.40	0.00

20, 02 Partner Distributions
	5260 - Distributions to Kansas Partner (WHL Energy)	5260 Distributions to Kansas Partner (WHL Energy)	41,154.22

			41,154.22	0.00
20, 03 Partner Distributions

20	Revenue - Gas Total
			72,100.75	108,812.41

30	Exploration & Production
30, 01 Explor. Production - ND		5300 Production Costs - Candak
	5301 - Production Costs - Candak:Geological Consulting
	5302 - Production Costs - Candak:North Dakota Admin. Fees	5302 North Dakota Admin. Fees	16,868.46	2,082.90
	5304 - Production Costs - Candak:Administrative Division	5304 Administrative Division Order Maintenance and Payouts	9,948.14	8,804.11
	5305 - Production Costs - Candak:Administrative N.D. Offi	5305 Administrative N.D. Office	8,609.64	4,800.53
	5306 - Production Costs - Candak:Administrative G&G Consu	5306 Administrative G&G Consulting	7,096.44	23,445.04
	5307 - Production Costs - Candak:Utilities - Candak	5307 Utilities - Candak	1,662.79	567.18
	5308 - Production Costs - Candak:North Dakota Property Ta	5308 North Dakota Property Taxes	194.40			44,379.87	39,699.76
	5310 - Production Costs - Candak:Contract Labor	5310 Contract Labor	0.00
	5310.01 - Production Costs - Candak:Contract Labor:Erickson	5310.01 Erickson 1-27H	8,475.00	8,250.00
	5310.02 - Production Costs - Candak:Contract Labor:Kearney 4	5310.02 Kearney 4-25H	8,475.00	8,250.00
	5310.03 - Production Costs - Candak:Contract Labor:Burner 1-	5310.03 Burner 1-34H	8,475.00	8,250.00
	5310.04 - Production Costs - Candak:Contract Labor:Landstorm	5310.04 Landstorm 1-33H	8,475.00	8,250.00
	5310.05 - Production Costs - Candak:Contract Labor:Schultz 5	5310.05 Schultz 5-26H	8,475.00	8,250.00
	5310.06 - Production Costs - Candak:Contract Labor:Knudson	5310.06 Knudson	2,875.00
	5310.07 - Production Costs - Candak:Contract Labor:Jenks	5310.07 Jenks	2,600.00
	5335.01 - Production Costs - Candak:Repairs & Maintenance -	5335.01 Erickson 1-27H	4,496.31	6,021.91
	5335.02 - Production Costs - Candak:Repairs & Maintenance -	5335.02 Kearney 4-25H	17,322.97	11,279.39
	5335.03 - Production Costs - Candak:Repairs & Maintenance -	5335.03 Burner 1-34H	13,083.82	8,277.15
	5335.04 - Production Costs - Candak:Repairs & Maintenance -	5335.04 Landstorm 1-33H	6,727.59	2,486.53
	5335.05 - Production Costs - Candak:Repairs & Maintenance -	5335.05 Schultz 5-26H	9,487.84	7,889.47
	5335.06 - Production Costs - Candak:Repairs & Maintenance -	5335.06 Knudson	148.59
	5335.07 - Production Costs - Candak:Repairs & Maintenance -	5335.07 Jenks	90.00
	5340.01 - Production Costs - Candak:Supplies & Materials - C	5340.01 Erickson 1-27H	776.50	546.23
	5340.02 - Production Costs - Candak:Supplies & Materials - C	5340.02 Kearney 4-25H	776.49	433.25
	5340.03 - Production Costs - Candak:Supplies & Materials - C	5340.03 Burner 1-34H	776.72	1,058.78
	5340.04 - Production Costs - Candak:Supplies & Materials - C	5340.04 Landstorm 1-33H	776.75	1,705.21
	5340.05 - Production Costs - Candak:Supplies & Materials - C	5340.05 Schultz 5-26H	776.79	1,027.70
	5345 - Production Costs - Candak:Chemicals - Candak
	5345.01 - Production Costs - Candak:Chemicals - Candak:Erick	5345.01 Erickson 1-27H	2,617.26	3,167.66
	5345.02 - Production Costs - Candak:Chemicals - Candak:Kearn	5345.02 Kearney 4-25H	1,141.36	2,973.26
	5345.03 - Production Costs - Candak:Chemicals - Candak:Burne	5345.03 Burner 1-34H	3,219.48	2,124.66
	5345.04 - Production Costs - Candak:Chemicals - Candak:Lands	5345.04 Landstorm 1-33H	4,165.49	2,307.66
	5345.05 - Production Costs - Candak:Chemicals - Candak:Schul	5345.05 Schultz 5-26H	2,588.81	2,474.66
	5350 - Production Costs - Candak:Fuel - Candak	5350 Fuel - Candak		0.00
	5350.01 - Production Costs - Candak:Fuel - Candak:Erickson	5350.01 Erickson	9,991.77	3,879.89
	5350.02 - Production Costs - Candak:Fuel - Candak:Kearney	5350.02 Kearney	9,856.45	3,307.72
	5350.03 - Production Costs - Candak:Fuel - Candak:Burner	5350.03 Burner	32,197.09	11,910.15
	5350.04 - Production Costs - Candak:Fuel - Candak:Landstorm	5350.04 Landstorm	25,637.71	14,888.34
	5350.05 - Production Costs - Candak:Fuel - Candak:Shutz 5-26	5350.05 Shutz 5-26	11,402.70	5,083.98
	5350.06 - Production Costs - Candak:Fuel - Candak:Knudson	5350.06 Knudson	7,838.63
	5350.07 - Production Costs - Candak:Fuel - Candak:Jenks	5350.07 Jenks	8,494.93
	5355 - Production Costs - Candak:Equipment Rental - Canda	5355 Equipment Rental - Candak		600.00
	5355.06 - Production Costs - Candak:Equipment Rental - Canda	5355.06 Knudson	1,530.00
	5355.07 - Production Costs - Candak:Equipment Rental - Canda	5355.07 Jenks	1,530.00
	5360 - Production Costs - Candak:Road & Lease Maintenance
	5360.01 - Production Costs - Candak:Road & Lease Maintenance	5360.01 Erickson	1,202.50	2,734.47
	5360.02 - Production Costs - Candak:Road & Lease Maintenance	5360.02 Kearney	2,514.50	2,570.75
	5360.03 - Production Costs - Candak:Road & Lease Maintenance	5360.03 Burner	2,140.58	2,846.15
	5360.04 - Production Costs - Candak:Road & Lease Maintenance	5360.04 Landstrom	3,200.50	3,068.14
	5360.05 - Production Costs - Candak:Road & Lease Maintenance	5360.05 Schutz 5-26	875.00	2,049.47
	5365 - Production Costs - Candak:Salt Water Disposal
	5365.01 - Production Costs - Candak:Salt Water Disposal:Eric	5365.01 Erickson	6,698.20	6,084.92
	5365.02 - Production Costs - Candak:Salt Water Disposal:Kear	5365.02 Kearney	2,401.60	488.15
	5365.03 - Production Costs - Candak:Salt Water Disposal:Burn	5365.03 Burner	26,648.47	20,143.85
	5365.04 - Production Costs - Candak:Salt Water Disposal:Land	5365.04 Landstrom	20,323.77	16,408.16
	5365.05 - Production Costs - Candak:Salt Water Disposal:Schu	5365.05 Schutz	470.73	524.90
	5365.06 - Production Costs - Candak:Salt Water Disposal:Knud	5365.06 Knudson	35,889.26
	5365.07 - Production Costs - Candak:Salt Water Disposal:Jenk	5365.07 Jenks	22,430.06
	5375 - Production Costs - Candak:H2S Safety Equipment Ren
	5375.01 - Production Costs - Candak:H2S Safety Equipment Ren	5375.01 Erickson	1,518.83	1,489.96
	5375.02 - Production Costs - Candak:H2S Safety Equipment Ren	5375.02 Kearney	1,463.83	1,371.90
	5375.03 - Production Costs - Candak:H2S Safety Equipment Ren	5375.03 Burner	1,482.96	1,525.83
	5375.04 - Production Costs - Candak:H2S Safety Equipment Ren	5375.04 Landstrom	1,482.96	1,486.38
	5375.05 - Production Costs - Candak:H2S Safety Equipment Ren	5375.05 Schultz	1,554.70	1,482.96
	5501 - Billed Joint Interest Partners:Billed Samson Resou	5501 Billed Samson Resources	-57,466.14	-49,993.77
	5502 - Billed Joint Interest Partners:Billed Baytex	5502 Billed Baytex	-38,322.20	-27,767.67
	5503 - Billed Joint Interest Partners:Billed WHC Explorat	5503 Billed WHC Exploration	-9,137.14	-3,685.96
	5504 - Billed Joint Interest Partners:Billed Northern Ene	5504 Billed Northern Energy	-9,137.14
	5505 - Billed Joint Interest Partners:Billed Nulock	5505 Billed Nulock	-6,377.43	-1,033.49
	5506 - Billed Joint Interest Partners:Billed John Holt Oi	5506 Billed John Holt Oil Properties	-154.80
	5605 - Carrying Costs:Land & Title Work - North Dakota	5605 Land & Title Work - North Dakota	5,078.83

Total Explor. Production - ND			286,464.35	156,188.46

30, 02 Explor. Production - KS
	5110 - Production & Severance Taxes - Kansas	5110 Production & Severance Taxes - Kansas	0.00	845.69
	5401 - Production Costs - Kansas:Kansas Consulting Geolog	5401 Kansas Consulting Geological, Engineering & Pipeline	5,298.60	30,000.00
	5420 - Production Costs - Kansas:Administration - Kansas	5420 Administration - Kansas	-556.16	1,539.37
	5421 - Production Costs - Kansas:Office Expense - Kansas	5421 Office Expense - Kansas	450.00
	5421.01 - Production Costs - Kansas:Office Expense - Kansas:	5421.01 Rent - Office & Warehouse		6,800.00
	5421.02 - Production Costs - Kansas:Office Expense - Kansas:	5421.02 Telephone & Cellular Expense	1.20	3,629.41
	5421.03 - Production Costs - Kansas:Office Expense - Kansas:	5421.03 Office Cleaning		285.00
	5421.04 - Production Costs - Kansas:Office Expense - Kansas:	5421.04 Girard Office Admin		51.53
	5421.05 - Production Costs - Kansas:Office Expense - Kansas:	5421.05 Girard Utilities		4,891.05
	5421.06 - Production Costs - Kansas:Office Expense - Kansas:	5421.06 Taxes & Registration Charges	2,538.04	3,698.08
	5421.07 - Production Costs - Kansas:Office Expense - Kansas:	5421.07 Employee Benefits		904.00		7,731.68	51,798.44
	5424 - Production Costs - Kansas:Auto & Truck Repairs, Ma	5424 Auto & Truck Repairs, Maintenance & Fuel		7,707.73		52,111.55	91,498.20
	5426 - Production Costs - Kansas:Pit Closure Expense	5426 Pit Closure Expense		2,610.48
	5430 - Production Costs - Kansas:Contract Labor - Girard	5430 Contract Labor - Girard	2,510.00	1,512.50
	5431 - Production Costs - Kansas:Operations Manager Compe	5431 Operations Manager Compensation		6,500.00
	5432 - Production Costs - Kansas:Field Electic Power	5432 Field Electic Power		23,350.52
	5435 - Production Costs - Kansas:Well Repairs, Maintenanc	5435 Well Repairs, Maintenance, Supplies & Materials	3,522.42	14,935.32
	5440 - Production Costs - Kansas:Supplies & Materials - G	5440 Supplies & Materials - Girard	5,735.61	2,535.37
	5450 - Production Costs - Kansas:Fuel - Girard	5450 Fuel - Girard	-1,121.64	19,487.27
	5455 - Production Costs - Kansas:Equipment Rental	5455 Equipment Rental	5,670.00	500.00
	5456 - Production Costs - Kansas:Salt Water Disposal Truc	5456 Salt Water Disposal Truck Rental		11,173.28
	5607 - Carrying Costs:Annual Lease Payments	5607 Annual Lease Payments	2,012.00	1,836.00
	5610 - Carrying Costs:Delay Rentals - Girard	5610 Delay Rentals - Girard		29,098.50

			26,060.07	173,891.10

40	General & Administrative
40, 01 Depl. Depr & Amortization		8300 Depreciation & Amortization Expense
	8321 - Depreciation & Amortization Expense:Computers	8321 Computers	2,664.70	2,646.57
	8322 - Depreciation & Amortization Expense:Office Furnit	8322 Office Furniture & Fixtures	1,806.57	1,806.60
	8341 - Depreciation & Amortization Expense:Leasehold Imp	8341 Leasehold Improvement Amortization	7,518.36	7,518.36
	8350 - Depreciation & Amortization Expense:Field Equipme	8350 Field Equipment - Candak	151,300.29	165,116.88
	8351 - Depreciation & Amortization Expense:Amortization	8351 Amortization of Asset Retirement Obligations	8,080.92	3,266.64
	7106 - Other Income & Expense:Accretion of Annual Asset R	7106 Accretion of Annual Asset Retirement Obligation	14,083.92	12,804.00	26,073.55	24,775.53
	8370 - Depreciation & Amortization Expense:Field Equipme	8370 Field Equipment - Girard	61,140.87	58,326.09
	8375 - Depreciation & Amortization Expense:Field Equipme	8375 Field Equipment - JGTC	115,855.79	115,855.80
	8380 - Depreciation & Amortization Expense:Leasehold Cos	8380 Leasehold Costs - Uniontown	93,752.43	98,159.76
	8384 - Depreciation & Amortization Expense:Amortization	8384 Amortization of Girard Leases	193,719.84	193,236.49
	8430 - Depletion Expense:Candak	8430 Candak	336,320.00	410,841.00
		7115 Provision for Impairment of Proved Reserves	811,339.00
			1,797,582.69	1,069,578.19	1,771,509.14	1,044,802.66

40, 02 G&A
	6100 - Executive Compensation	6100 Compensation		60,000.00
	6101 - Compensation:CEO Compensation	6101 CEO Compensation	150,000.00
	6102 - Compensation:President's Compensation	6102 President's Compensation	176,000.00
	6103 - Compensation:CFO's Compensation	6103 CFO's Compensation	17,863.64
	6105 - Compensation:Executive Administrative Assistant	6105 Executive Administrative Assistant	30,227.14
	6110 - Independent Contractors	6110 Independent Contractors		6,000.00
	6111 - Independent Contractors:Operations	6111 Operations	7,500.00	37,500.00
	6112 - Independent Contractors:Reimbursed Expenses	6112 Reimbursed Expenses		775.00
	6140 - Audit Fees	6140 Audit Fees	69,347.92	93,009.09
	6160 - Bank Charges	6160 Bank Charges	2,307.25	806.50
	6200 - Consulting Fees	6200 Consulting Fees	27,748.80	11,700.00
	6205 - Director's Fees	6205 Director's Fees	34,309.14	24,750.00
	6210 - Public Company Expense	6210 Public Company Expense		1,580.84
	6211 - Public Company Expense:Transfer Agent Fees	6211 Transfer Agent Fees	3,937.50	2,297.43
	6212 - Public Company Expense:SEC & Other Regulatory Fees	6212 SEC & Other Regulatory Fees	760.00	753.00
	6213 - Public Company Expense:Edgarization Costs	6213 Edgarization Costs	5,450.00	2,323.00
	6214 - Public Company Expense:Press Releases & Business W	6214 Press Releases & Business Wire	13,815.00	1,835.00
	6215 - Public Company Expense:Consulting - Shareholder Re	6215 Consulting - Shareholder Relations & Communications	55,975.70
	6220 - Dues & Subscriptions	6220 Dues & Subscriptions	597.00	200.00
	6260 - Insurance - Liability	6260 Insurance - Liability	28,731.99	23,147.53
	6261 - Workmens Compensation	6261 Workmens Compensation		265.00
	6265 - Property Insurance	6265 Property Insurance		201.50
	6280 - Insurance - Medical	6280 Insurance - Medical	22,173.05	1,500.00
	6290 - Monthly Fees Internet & Accounting System	6290 Monthly Fees Internet & Accounting System	947.25	1,303.19
	6291 - Website Maintenance	6291 Website Maintenance		2,638.55
	6300 - Legal Fees	6300 Legal Fees	66,702.27	56,246.67
	6302 - Legal Fees:Corporate - Legal Fees	6302 Corporate - Legal Fees	31,129.45
	6303 - Legal Fees:Kansas - Legal Fees	6303 Kansas - Legal Fees	32,113.39	10,680.57
	6320 - Meals and Entertainment	6320 Meals and Entertainment	435.33	261.53
	6330 - Miscellaneous	6330 Miscellaneous	0.00
	6340 - Office Expenses	6340 Office Expenses	11,965.38	5,698.90
	6362 - Public Relations	6362 Public Relations		100.00
	6380 - Payroll Expenses	6380 Payroll Expenses	16,973.57	165,041.62
	6381 - Employee Recovery of Contractual Compensation	6381 Employee Recovery of Contractual Compensation	186,306.33
	6390 - Stock Option/Grant Compensation Expense	6390 Stock Option/Grant Compensation Expense	200,560.00
	6420 - Professional Fees	6420 Professional Fees	45,000.00	39,000.00
	6423 - Professional Fees:Kansas - Professional Fees	6423 Kansas - Professional Fees		13,931.93
	6430 - Shareholder Communications	6430 Shareholder Communications	684.00	30,252.65
	6431 - Investor Relations Maintenance	6431 Investor Relations Maintenance		27,000.00
	6440 - Rent Expense	6440 Rent Expense	14,000.00	14,500.00
	6441 - Other Office Lease Costs	6441 Other Office Lease Costs	61.53	363.98
	6460 - Fed Ex & Shipping	6460 Postage, Fed Ex & Shipping	3,794.56	2,265.93
	6480 - Stationary & Printing	6480 Stationary & Printing		862.29
	6500 - Stock Issuance Cost	6500 Stock Issuance Cost	1,828.22
	6520 - Corporate Filing Fees & Licenses	6520 Corporate Filing Fees & Licenses	160.42	175.00
	6521 - Property Taxes	6521 Property Taxes	256.63
	6541 - Travel:Travel Airfares	6541 Travel Airfares	10,236.84	7,274.24
	6542 - Travel:Travel Lodging	6542 Travel Lodging	3,675.78	7,830.87
	6543 - Travel:Travel Meals	6543 Travel Meals	4,185.46	1,238.87
	6544 - Travel:Auto or Truck Rental	6544 Auto or Truck Rental	216.10	3,927.83
	6545 - Travel:Travel Fuel, Mileage, & Other	6545 Travel Fuel, Mileage, & Other	3,559.33	2,487.79
	6600 - Utilities - Post Falls	6600 Utilities - Post Falls	827.03	950.40
	6610 - Telephone & Cellular Communications	6610 Telephone & Cellular Communications	4,577.50	1,088.60
	6611 - Telephone & Cellular Communications:Corporate	6611 Corporate	5,418.75	9,694.82

	Total G&A		1,292,359.25	673,460.12

50	Other Income
50, No Subcodes
	7009 - Other Income & Expense:Debt Foregiveness Income	7009 Debt Foregiveness Income	37,112.90	49,010.49
	7010 - Other Income & Expense:Other Miscellaneous Income	7010 Other Miscellaneous Income	128,120.83	-43,395.22
	7011 - Other Income & Expense:Costs Associated with Raisi	7011 Costs Associated with Raising Capital	-161,766.22	-91,957.62
	7012 - Other Income & Expense:Debt Conversion Expense	7012 Debt Conversion Expense	-1,466,978.00
	7100 - Other Income & Expense:Interest Expense	7100 Interest Expense	-137,850.75	-101,890.34
	7101 - Other Income & Expense:Vendor Late Fees & Finance	7101 Vendor Late Fees & Finance Charges	-7,119.90	-1,250.92
	7104 - Other Income & Expense:Accretion of Note Payable	7104 Accretion of Note Payable		-327,962.00
	7105 - Other Income & Expense:Amortization of Note Discou	7105 Amortization of Note Discount Expense	-759,146.16	-194,286.00	-522,248.00
	7110 - Other Income & Expense:Bad Debt Expense	7110 Bad Debt Expense		-27,001.92
	7120 - Other Income & Expense:Interest Earned	7120 Interest Earned	2,075.10	538.63
	7150 - Other Income & Expense:Loss on Disposal of Fixed A	7150 Loss on Disposal of Fixed Assets	-78,136.58
	7160 - Other Income & Expense:Miscellaneous	7160 Miscellaneous	67.15	588.00

50, 01 Other Income & Expense			-2,443,621.63	-737,606.90

Total Other Income & Expense

50	Other Income Total

P&L

Grouping Schedule Report

	10	Revenue - Oil
			10, 01 Oil Revenues	(1,217,310.22)
			4021 - Oil Sales:Unallocated Oil Revenue
			4030.01 - Oil Sales:Candak - Erickson 1-27H
			4030.02 - Oil Sales:Candak - Kearny 4-25H
			4030.03 - Oil Sales:Candak - Burner 1-34H
			4030.04 - Oil Sales:Candak - Landstorm 1-33H
			4030.05 - Oil Sales:Candak - Schultz 5-26H

		Total Oil Revenues

		10, 02 Production & Sever. Taxes		66,765.20
			5151.01 - Production & Severance Taxes - North Dakota:Ericks
			5151.02 - Production & Severance Taxes - North Dakota:Kearne
			5151.03 - Production & Severance Taxes - North Dakota:Burner
			5151.04 - Production & Severance Taxes - North Dakota:Landst
			5151.05 - Production & Severance Taxes - North Dakota:Schult

		10, 03 Outside Interest WI/Roy		334,843.84
			5160 - Outside Interests WI & Royalty

		10, 04 Royalty Owners Interest		203,094.61
			5161 - Royalty Owners Interest

	10	Revenue - Oil Total			(612,606.57)

	20	Revenue - Gas
		20, 01 Gas Sales		(113,991.37)
			4122 - Gas Sales:Unallocated Gas Revenue
			4140.01 - Gas Sales:Girard - Anderson 24 Unit
			4140.02 - Gas Sales:Girard - Gladson 1 Unit
			4140.03 - Gas Sales:Girard - Gladson 3 Unit
			4140.04 - Gas Sales:Girard - Johnson 13 Unit
			4140.05 - Gas Sales:Girard - Karhoff 26-1
			4140.06 - Gas Sales:Girard - Roye Old #1
			4140.07 - Gas Sales:Girard - Schiefelbein #1
			4140.08 - Gas Sales:Girard - Schwalm #2
			4140.09 - Gas Sales:Girard - Shireman #1
			4140.1 - Gas Sales:Girard - Bever 22-3
			4140.10 - Gas Sales:Girard - Bever 22-3
			4140.12 - Gas Sales:Girard - C. Kunshek 14-3
			4140.13 - Gas Sales:Girard - D. Fry 14-1
			4140.14 - Gas Sales:Girard - Dean Davied 11-6
			4140.15 - Gas Sales:Girard - DeLange 26-1
			4140.16 - Gas Sales:Girard - Finke 10-2
			4140.21 - Gas Sales:Girard - Lucke 22-1
			4140.22 - Gas Sales:Girard - Lucke 27-2
			4140.23 - Gas Sales:Girard - Roye 14-2
			4140.25 - Gas Sales:Girard - S. Johnson 10-3
			4140.26 - Gas Sales:Girard - Ulbrich 10-3
			4140.27 - Gas Sales:Girard - W. Kunshek 23-2
			4140.28 - Gas Sales:Girard - Burks 13-1
			4140.3 - Gas Sales:Girard - Geier 2-1
			4140.30 - Gas Sales:Girard - Geier 2-1
			4140.31 - Gas Sales:Girard - Nickelson 34-2
			4200 - Pipeline Fee Income

		20, 02 Partner Distributions		41,154.22
			5260 - Distributions to Kansas Partner (WHL Energy)

		20	Revenue - Gas Total		(72,837.15)

	30	Exploration & Production
		30, 01 Explor. Production - ND		286,464.35
			5301 - Production Costs - Candak:Geological Consulting
			5302 - Production Costs - Candak:North Dakota Admin. Fees
			5304 - Production Costs - Candak:Administrative Division
			5305 - Production Costs - Candak:Administrative N.D. Offi
			5306 - Production Costs - Candak:Administrative G&G Consu
			5307 - Production Costs - Candak:Utilities - Candak
			5308 - Production Costs - Candak:North Dakota Property Ta
			5310 - Production Costs - Candak:Contract Labor
			5310.01 - Production Costs - Candak:Contract Labor:Erickson
			5310.02 - Production Costs - Candak:Contract Labor:Kearney 4
			5310.03 - Production Costs - Candak:Contract Labor:Burner 1-
			5310.04 - Production Costs - Candak:Contract Labor:Landstorm
			5310.05 - Production Costs - Candak:Contract Labor:Schultz 5
			5310.06 - Production Costs - Candak:Contract Labor:Knudson
			5310.07 - Production Costs - Candak:Contract Labor:Jenks
			5335.01 - Production Costs - Candak:Repairs & Maintenance -
			5335.02 - Production Costs - Candak:Repairs & Maintenance -
			5335.03 - Production Costs - Candak:Repairs & Maintenance -
			5335.04 - Production Costs - Candak:Repairs & Maintenance -
			5335.05 - Production Costs - Candak:Repairs & Maintenance -
			5335.06 - Production Costs - Candak:Repairs & Maintenance -
			5335.07 - Production Costs - Candak:Repairs & Maintenance -
			5340.01 - Production Costs - Candak:Supplies & Materials - C
			5340.02 - Production Costs - Candak:Supplies & Materials - C
			5340.03 - Production Costs - Candak:Supplies & Materials - C
			5340.04 - Production Costs - Candak:Supplies & Materials - C
			5340.05 - Production Costs - Candak:Supplies & Materials - C
			5345 - Production Costs - Candak:Chemicals - Candak
			5345.01 - Production Costs - Candak:Chemicals - Candak:Erick
			5345.02 - Production Costs - Candak:Chemicals - Candak:Kearn
			5345.03 - Production Costs - Candak:Chemicals - Candak:Burne
			5345.04 - Production Costs - Candak:Chemicals - Candak:Lands
			5345.05 - Production Costs - Candak:Chemicals - Candak:Schul
			5350 - Production Costs - Candak:Fuel - Candak
			5350.01 - Production Costs - Candak:Fuel - Candak:Erickson
			5350.02 - Production Costs - Candak:Fuel - Candak:Kearney
			5350.03 - Production Costs - Candak:Fuel - Candak:Burner
			5350.04 - Production Costs - Candak:Fuel - Candak:Landstorm
			5350.05 - Production Costs - Candak:Fuel - Candak:Shutz 5-26
			5350.06 - Production Costs - Candak:Fuel - Candak:Knudson
			5350.07 - Production Costs - Candak:Fuel - Candak:Jenks
			5355 - Production Costs - Candak:Equipment Rental - Canda
			5355.06 - Production Costs - Candak:Equipment Rental - Canda
			5355.07 - Production Costs - Candak:Equipment Rental - Canda
			5360 - Production Costs - Candak:Road & Lease Maintenance
			5360.01 - Production Costs - Candak:Road & Lease Maintenance
			5360.02 - Production Costs - Candak:Road & Lease Maintenance
			5360.03 - Production Costs - Candak:Road & Lease Maintenance
			5360.04 - Production Costs - Candak:Road & Lease Maintenance
			5360.05 - Production Costs - Candak:Road & Lease Maintenance
			5365 - Production Costs - Candak:Salt Water Disposal
			5365.01 - Production Costs - Candak:Salt Water Disposal:Eric
			5365.02 - Production Costs - Candak:Salt Water Disposal:Kear
			5365.03 - Production Costs - Candak:Salt Water Disposal:Burn
			5365.04 - Production Costs - Candak:Salt Water Disposal:Land
			5365.05 - Production Costs - Candak:Salt Water Disposal:Schu
			5365.06 - Production Costs - Candak:Salt Water Disposal:Knud
			5365.07 - Production Costs - Candak:Salt Water Disposal:Jenk
			5375 - Production Costs - Candak:H2S Safety Equipment Ren
			5375.01 - Production Costs - Candak:H2S Safety Equipment Ren
			5375.02 - Production Costs - Candak:H2S Safety Equipment Ren
			5375.03 - Production Costs - Candak:H2S Safety Equipment Ren
			5375.04 - Production Costs - Candak:H2S Safety Equipment Ren
			5375.05 - Production Costs - Candak:H2S Safety Equipment Ren
			5501 - Billed Joint Interest Partners:Billed Samson Resou
			5502 - Billed Joint Interest Partners:Billed Baytex
			5503 - Billed Joint Interest Partners:Billed WHC Explorat
			5504 - Billed Joint Interest Partners:Billed Northern Ene
			5505 - Billed Joint Interest Partners:Billed Nulock
			5506 - Billed Joint Interest Partners:Billed John Holt Oi
			5605 - Carrying Costs:Land & Title Work - North Dakota

		Total Explor. Production - ND

		30, 02 Explor. Production - KS		26,796.47
			5110 - Production & Severance Taxes - Kansas
			5401 - Production Costs - Kansas:Kansas Consulting Geolog
			5420 - Production Costs - Kansas:Administration - Kansas
			5421 - Production Costs - Kansas:Office Expense - Kansas
			5421.01 - Production Costs - Kansas:Office Expense - Kansas:
			5421.02 - Production Costs - Kansas:Office Expense - Kansas:
			5421.03 - Production Costs - Kansas:Office Expense - Kansas:
			5421.04 - Production Costs - Kansas:Office Expense - Kansas:
			5421.05 - Production Costs - Kansas:Office Expense - Kansas:
			5421.06 - Production Costs - Kansas:Office Expense - Kansas:
			5421.07 - Production Costs - Kansas:Office Expense - Kansas:
			5424 - Production Costs - Kansas:Auto & Truck Repairs, Ma
			5426 - Production Costs - Kansas:Pit Closure Expense
			5430 - Production Costs - Kansas:Contract Labor - Girard
			5431 - Production Costs - Kansas:Operations Manager Compe
			5432 - Production Costs - Kansas:Field Electic Power
			5435 - Production Costs - Kansas:Well Repairs, Maintenanc
			5440 - Production Costs - Kansas:Supplies & Materials - G
			5450 - Production Costs - Kansas:Fuel - Girard
			5455 - Production Costs - Kansas:Equipment Rental
			5456 - Production Costs - Kansas:Salt Water Disposal Truc
			5607 - Carrying Costs:Annual Lease Payments
			5610 - Carrying Costs:Delay Rentals - Girard

	40	General & Administrative
		40, 01 Depl. Depr & Amortization		986,243.69
			7106 - Other Income & Expense:Accretion of Annual Asset R
			8321 - Depreciation & Amortization Expense:Computers
			8322 - Depreciation & Amortization Expense:Office Furnit
			8341 - Depreciation & Amortization Expense:Leasehold Imp
			8350 - Depreciation & Amortization Expense:Field Equipme
			8351 - Depreciation & Amortization Expense:Amortization
			8370 - Depreciation & Amortization Expense:Field Equipme
			8375 - Depreciation & Amortization Expense:Field Equipme
			8380 - Depreciation & Amortization Expense:Leasehold Cos
			8384 - Depreciation & Amortization Expense:Amortization
			8430 - Depletion Expense:Candak

		40, 02 G&A		1,308,109.25
			6100 - Executive Compensation
			6101 - Compensation:CEO Compensation
			6102 - Compensation:President's Compensation
			6103 - Compensation:CFO's Compensation
			6105 - Compensation:Executive Administrative Assistant
			6110 - Independent Contractors
			6111 - Independent Contractors:Operations
			6112 - Independent Contractors:Reimbursed Expenses
			6140 - Audit Fees
			6160 - Bank Charges
			6200 - Consulting Fees
			6205 - Director's Fees
			6210 - Public Company Expense
			6211 - Public Company Expense:Transfer Agent Fees
			6212 - Public Company Expense:SEC & Other Regulatory Fees
			6213 - Public Company Expense:Edgarization Costs
			6214 - Public Company Expense:Press Releases & Business W
			6215 - Public Company Expense:Consulting - Shareholder Re
			6220 - Dues & Subscriptions
			6260 - Insurance - Liability
			6261 - Workmens Compensation
			6265 - Property Insurance
			6280 - Insurance - Medical
			6290 - Monthly Fees Internet & Accounting System
			6291 - Website Maintenance
			6300 - Legal Fees
			6302 - Legal Fees:Corporate - Legal Fees
			6303 - Legal Fees:Kansas - Legal Fees
			6320 - Meals and Entertainment
			6330 - Miscellaneous
			6340 - Office Expenses
			6362 - Public Relations
			6380 - Payroll Expenses
			6381 - Employee Recovery of Contractual Compensation
			6390 - Stock Option/Grant Compensation Expense
			6420 - Professional Fees
			6423 - Professional Fees:Kansas - Professional Fees
			6430 - Shareholder Communications
			6431 - Investor Relations Maintenance
			6440 - Rent Expense
			6441 - Other Office Lease Costs
			6460 - Fed Ex & Shipping
			6480 - Stationary & Printing
			6500 - Stock Issuance Cost
			6520 - Corporate Filing Fees & Licenses
			6521 - Property Taxes
			6541 - Travel:Travel Airfares
			6542 - Travel:Travel Lodging
			6543 - Travel:Travel Meals
			6544 - Travel:Auto or Truck Rental
			6545 - Travel:Travel Fuel, Mileage, & Other
			6600 - Utilities - Post Falls
			6610 - Telephone & Cellular Communications
			6611 - Telephone & Cellular Communications:Corporate

			Total G&A

	50	Other Income
		50, No Subcodes
			7009 - Other Income & Expense:Debt Foregiveness Income	(37,112.90)
			7010 - Other Income & Expense:Other Miscellaneous Income	(128,120.83)
			7011 - Other Income & Expense:Costs Associated with Raisi	161,766.22
			7012 - Other Income & Expense:Debt Conversion Expense	1,466,978.00
			7100 - Other Income & Expense:Interest Expense	137,850.75
			7101 - Other Income & Expense:Vendor Late Fees & Finance	7,119.90
			7104 - Other Income & Expense:Accretion of Note Payable	-
			7105 - Other Income & Expense:Amortization of Note Discou	759,146.16
			7110 - Other Income & Expense:Bad Debt Expense	-
			7120 - Other Income & Expense:Interest Earned	(2,075.10)
			7150 - Other Income & Expense:Loss on Disposal of Fixed A	78,136.58
			7160 - Other Income & Expense:Miscellaneous	(67.15)

		50, 01 Other Income & Expense			2,443,621.63
		Total Other Income & Expense

	50	Other Income Total

			Net Loss		4,365,791.67

As discussed generally in Note 2, and specifically in Note 4, of "Notes to the Consolidated Financial Statements," JayHawk periodically reviews and assesses its unproved properties to determine if they have been impaired.  During the year ending September 30, 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007, and decided, based on geology and proximity to our pipeline, to allow approximately half of the original Uniontown leases acquired, to expire.  Further, given the Company's inability at this time to fund development of any acreage, we have provided a valuation for potential loss equal to two-thirds, 67%, of the original cost of this leased acreage. Under U.S. Generally Accepted Accounting Principles, losses on write-downs of assets are not considered extraordinary losses.  Accordingly, this amount is included in operating expenses.

General and Administrative Expenses:  General and administrative expenses have been increased to $1,292,359 for the 12 months ending September 2010 from $659,713 for the comparable period end September 30, 2009.

Balance Sheet 10K

	$ 56,280		$ 5,658

	225,415		293,507
	4,344		2,544
286,039		301,709			(256,487)		(162,734)
									(436,916)	(243,196)
					(693,403)		(405,931)

	2,126,445		2,265,673			(1,608,152)		(1,117,265)
						(130,364)		(76,402)
						(288,753)		(172,897)

	6,647,808		6,256,238			(2,027,269)		(1,366,565)

	19,616		31,605			(6,020)		(3,355)
8,793,869		8,553,516			(3,613)		(1,807)
									(15,663)	(8,145)
56,900		55,100			(25,296)		(13,307)

$ 9,136,808		$ 8,910,325

	$ 1,101,847		$ 267,165
	135,384		107,905
	178,358		130,797
	227,914		800,000
1,643,504		1,305,867
1,161,074		265,844

2,804,578		1,571,711

-		-

	-		-

	48,980		44,509
	17,108,319		12,821,792
	-		136,000
	(10,825,069)		(5,663,688)
6,332,230		7,338,613

$ 9,136,808		$ 8,910,325

						$ (0.75)

				$ 56,280		$ 5,658
				229,758.85		296,051.37

				(1,357,465)		-1,004,157.74

		-811,339.00

Stmt of Operations 10K

	$ 612,607		$ 479,598
	72,101		108,812
				684,707	588,410

	-		-
	286,464		211,507
	26,060		187,638
	1,797,583		1,069,577
	1,292,359		659,714
	2,443,622		737,607
5,846,088		2,866,043

$ (5,161,381)		$ (2,277,633)

-		-
-		-

$ (5,161,381)		$ (2,277,633)

$ (5,161,381)		$ (2,277,633)

$ (0.11)		$ (0.05)

47,512,481		43,699,043

Chg in Stockholder Equity 10K

42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,100
25,000	25	16,725			16,750
					-
74,575	74	74,184		(47,559)	26,699
51,000	51	20,859			20,910
1,000,000	1,000	199,000		-	200,000
				14,555	14,555
85,400	85	14,470		(14,555)	-
40,000	40	7,960			8,000
49,800	50	7,420			7,470
139,167	139	28,199		-	28,338

				136,000	136,000
203,625	204	40,521		-	40,725
30,000	30	11,670			11,700
			(2,277,633)		(2,277,633)
	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614
30,000	30	11,370	-	-	11,400
30,000	30	8,370	-	-	8,400
544,000	544	135,456	-	(136,000)	-
-	-	900,000	-	-	900,000
-	-	54,263		-	54,263
1,398,065	1,398	(1,398)	-	-	(0)
713,322	713	(713)	-	-	-
1,600,000	1,600	853,543	-	-	855,143
-	-	1,466,978	-	-	1,466,978
21,666	22	16,228	-	-	16,250
-	-	600,000	-	-	600,000
11,000	11	5,159	-	-	5,170
10,000	10	2,990	-	-	3,000
112,777	113	33,721	-	-	33,833
	-	-	200,560	-	-	200,560
-	-	-	(5,161,381)	-	(5,161,381)
	48,980,326	$ 48,980	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,230

Stmt of Cash Flows10K

	$ (5,161,381)		$ (2,277,633)

		-		1,249,259
		-		12,804
				-

		-		311,147
				-		-
		-		-
		68,092		120,355
		(1,800)		13,483
		(1,800)		-
		834,682		(209,030)
		75,040		533,561
		-		-
	(4,187,167)		(246,054)

	(1,941,750)		(18,600)
	(148,245)		(1,160)
				-
	-		(11,211)
	(2,089,995)		(30,971)

	-		200,000
	-		-
				-
	-		200,000

(6,277,162)		(77,025)

5,658		82,683

$ (6,271,504)		$ 5,658

			$ -
	$ -		$ 96,000

				37,112.90		49,010.49
				128,120.83		-43,395.22
				-161,766.22		-91,957.62
				-1,466,978.00
				-137,850.75		-101,890.34
				-7,119.90		-1,250.92
						-327,962.00
				-759,146.16		-194,286.00
						-27,001.92
				2,075.10		538.63
				-78,136.58
				67.15		588.00

				-2,443,621.63	-737,606.90

Note 3 Trade Accts Rec

		$ -		$ 283,485		$ 283,485
		-		(119,763)		$ (119,763)
193,297	109,074			$ (84,223)
		6,533		5,955		$ (579)
25,585	14,756			$ (10,829)
	$ 225,415		$ 293,507		$ 68,092

Note 4 Unproved Prop Impairment

$ 2,494,479	$ 2,494,479		$ -
		(1,474,000)	(1,474,000)	-
		(256,487)	(162,734)	93,752
$ 763,992	$ 857,745		$ 93,752

$ 1,652,284	$ 1,651,124		$ (1,160)
		(436,916)	(243,196)	193,720
$ 1,215,368	$ 1,407,928		$ 192,560

$ 147,085	$ -		$ (147,085)
		-	-
$ 147,085	$ -		$ (147,085)

$ 2,126,445	$ 2,265,673		$ 139,227

		147,084.79

		2,200,000.00	2,200,000.00
		294,479.29	294,479.29	(148,245)
				287,472
		-1,474,000.00	-1,474,000.00	139,227
		-256,486.91	-162,734.48

		1,072,284.50	1,072,284.50
		0.00	0.00
		579,999.50	578,839.50
		-436,915.91	-243,196.07

		2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

	$ 2,357,753		$ 2,357,753			$ -
	1,224,580		1,200,247			(24,333)
	1,929,410		-			(1,929,410)
				(811,339)
	(1,608,152)		(1,117,265)			490,887
$ 3,092,252		$ 2,440,735			$ (651,518)

	$ 705,903		$ 796,033			$ 90,130
	662,899		662,899			-
	(130,364)		(76,402)			$ 53,961
$ 1,238,438		$ 1,382,530
								$ -

				$ 2,605,871		$ 2,605,871		$ -
				(288,753)		(172,897)		(115,856)
$ 2,317,118		$ 2,432,973			$ (115,856)

				$ 6,647,808		$ 6,256,238		$ 391,570

								(2,069,599)
				(811,339)				90,130
				(2,027,269)		(1,366,565)		428,993
								(1,550,476)

				2,308,752.58		2,308,752.58
				49,000.00		49,000.00	2,357,752.58
				1,224,580.42		1,200,247.42

				-1,175,123.90		-838,803.90
				0.00		0.00
				-426,495.13		-275,194.84
				-6,533.28		-3,266.64	-1,117,265.38

				397,625.41
				291,318.95
				660,024.73
				580,441.36

				544,575.27		634,705.56
				20,400.00		20,400.00

				16,275.00		16,275.00
				17,141.25		17,141.25
				22,100.00		22,100.00
				16,406.25		16,406.25
				12,547.50		12,547.50
				15,172.50		15,172.50
				21,760.00		21,760.00
				19,525.00		19,525.00	796,033.06

				3,988.34		3,988.34

				16,755.58		16,755.58
				16,798.56		16,798.56
				15,204.55		15,204.55
				18,964.99		18,964.99
				15,436.47		15,436.47
				14,263.87		14,263.87
				5,639.62		5,639.62

				15,641.74		15,641.74

				174,040.00		174,040.00
				0.00		0.00

				0.00		0.00
				16,800.00		16,800.00
				0.00		0.00
				0.00		0.00
				13,203.75		13,203.75
				13,912.50		13,912.50
				22,100.00		22,100.00

				21,760.00		21,760.00
				0.00		0.00
				0.00		0.00
				16,800.00		16,800.00
				15,172.50		15,172.50
				21,080.00		21,080.00
				0.00		0.00
				0.00		0.00
				19,880.00		19,880.00

				0.00		0.00
				21,300.00		21,300.00
				21,760.00		21,760.00
				-34,747.50		-34,747.50
				0.00		0.00

				0.00		0.00
				3,248.16		3,248.16
				0.00		0.00
				0.00		0.00
				11,307.50		11,307.50
				12,908.83		12,908.83
				1,921.25		1,921.25
				15,402.97		15,402.97

				15,336.13		15,336.13
				0.00		0.00
				0.00		0.00
				3,748.13		3,748.13
				14,873.51		14,873.51
				16,655.04		16,655.04
				0.00		0.00
				0.00		0.00
				16,999.47		16,999.47

				0.00		0.00
				15,413.11		15,413.11
				1,930.00		1,930.00
				0.00		0.00
				67,400.00		67,400.00	662,899.07

				-125,549.53		-76,402.37
				-4,814.28

				2,604,270.74		2,604,270.74
				1,600.00		1,600.00	2,605,870.74
				-288,753.05		-172,897.26

				0.00		7,459,146.86

Note 6 Other LT Assets

		$ 1,500	$ 1,500	$ -
		5,400	3,600	(1,800)
		50,000	50,000	-
$ 56,900	$ 55,100		$ (1,800)

Note 8-Long Term Liabilities

	$ 154,928		$ 140,844
				$ 250,000	$ 125,000
				1,497,000	-
					-
				(285,887)	-
				(454,967)	-
$ 1,161,074		$ 265,844

				154,927.92	140,844.00

				250,000.00	125,000.00

				-740,853.84	0.00	285,887	454,967	740,854

				900,000.00
				597,000.00

				1,161,074.08	265,844.00

				0.00	0.00

Note 8 Uamortized Discount

735	300,000.00		-300,000.00	300,000.00			300,000.00
773	130,434.78		-430,434.78	130,434.78			430,434.78
	469,565.22		-900,000.00	469,565.22			900,000.00
818		19,565.00	-880,435.00	(19,565.00)			880,435.00
818		17,935.00	-862,500.00	(17,935.00)			862,500.00
819		19,565.00	-842,935.00	(19,565.00)			842,935.00
819		17,935.00	-825,000.00	(17,935.00)			825,000.00
820		19,565.00	-805,435.00	(19,565.00)			805,435.00
933		345,255.59	-460,179.41	(17,935.00)	376,630.00	410,870.00	787,500.00
820		17,935.00	-442,244.41	(345,255.59)	(345,255.59)		442,244.41
					31,374.41	410,870.00	442,244.41

959	381,182.00		-823,426.41	381,182.00	381,182.00		823,426.41
959	218,818.00		-1,042,244.41	218,818.00		218,818.00	1,042,244.41
982		15,882.58	-1,026,361.83	(9,117.42)		(9,117.42)	1,033,126.99
982		9,117.42	-1,017,244.41	(15,882.58)	(15,882.58)		1,017,244.41
982		21,059.25	-996,185.16	(21,059.25)	(1,494.02)	(19,565.23)	996,185.16
1016		9,117.42	-987,067.74	(9,117.42)		(9,117.42)	987,067.74
1016		15,882.58	-971,185.16	(15,882.58)	(15,882.58)		971,185.16
1016		21,059.25	-950,125.91	(21,059.25)	(1,494.02)	(19,565.23)	950,125.91
1025		1,090.00	-949,035.91	(1,090.00)		(1,090.00)	949,035.91
1047		9,117.42	-939,918.49	(9,117.42)		(9,117.42)	939,918.49
1047		15,882.58	-924,035.91	(15,882.58)	(15,882.58)		924,035.91
1047		21,059.25	-902,976.66	(21,059.25)	(1,494.02)	(19,565.23)	902,976.66
					360,426.61	542,550.05	902,976.66

1132		9,117.42	-893,859.24	(9,117.42)		(9,117.42)	893,859.24
1132		15,882.58	-877,976.66	(15,882.58)	(15,882.58)		877,976.66
1132		21,059.25	-856,917.41	(21,059.25)	(1,494.02)	(19,565.23)	856,917.41
1133		9,117.42	-847,799.99	(9,117.42)		(9,117.42)	847,799.99
1133		21,059.25	-826,740.74	(21,059.25)	(1,494.02)	(19,565.23)	826,740.74
1133		15,882.58	-810,858.16	(15,882.58)	(15,882.58)		810,858.16
1157		19,565.23	-791,292.93	(19,565.23)		(19,565.23)	791,292.93
1157		1,494.02	-789,798.91	(1,494.02)	(1,494.02)		789,798.91
1157		15,882.58	-773,916.33	(15,882.58)	(15,882.58)		773,916.33
		22,410.07	-751,506.26	(22,410.07)	(22,410.07)		751,506.26
1157		9,117.42	-742,388.84	(9,117.42)		(9,117.42)	742,388.84
		1,535.00	-740,853.84	(1,535.00)		(1,535.00)	740,853.84

					285,886.74	454,967.10	740,853.84

					740,853.84

Note 9 Asset Retirement Obl

$ 140,844	$ 128,040
-	-
-	-
		14,084	12,804
-	-
		$ 154,928	$ 140,844

Note 11 Stock Options

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-		$ -		$ -		$ -
							-		-		-		-
							-		-		-		-
							2,790,000		-		-		438,873
							2,790,000		$ -		$ -		$ 438,873

					1,100,000		550,000
					750,000		375,000
					150,000		75,000
					200,000		100,000
					200,000		100,000
					150,000		75,000
					2,550,000		1,275,000

					240,000

					2,790,000

Note 11 Stock Options Assumptio

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-
							99.30%
							1.43%

							-		$ -		$ -

Note 11 Stock Purchase Warrants

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-		$ -		$ -

Note 13 - Income tax

5	1	1	22.71	4.29		14	2	14	2	13	2	13	2	13	109

						$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (5,161,381)		$ (10,825,068)
				-		-		-		-		-
					-		1,474,000		-		-		1,474,000
					-		129,106		370,776		-		499,882
					-		-		102,804		-		102,804
				-		-		-		-		-
													-
					-		-		522,248		759,146		1,281,394
					40,000		4,154		750		-		44,904
						$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (4,402,235)		$ (7,422,084)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%

							$ 32,433		$ 6,211	0.2%
	September 30, 2007						185,280		35,481	0.2%
	September 30, 2008						1,521,082		291,287	0.2%
	September 30, 2009						1,281,054		245,321	0.2%
	September 30, 2010						4,402,235		840,827	0.2%
				$ 7,422,084		$ 1,419,127
						(578,300)
							$ 840,827

Wtd Avg Number of Shares

		06/30/04			66,000,000	66,000,000
		09/30/04				66,000,000
		12/31/04				66,000,000
		03/31/05				66,000,000
		06/30/05				66,000,000
		09/30/05				66,000,000
		12/31/05				66,000,000
		03/31/06				66,000,000
		06/30/06			24,000,000	90,000,000
		09/30/06				90,000,000
		12/31/06				90,000,000
		03/31/07				90,000,000
		06/21/07				90,000,000
					(56,000,000)	34,000,000
					2,882,659	36,882,659
		09/30/07				36,882,659
						36,882,659	108	3,983,327,172
		01/16/08			2,666,667	39,549,326	47	1,858,818,322
		03/03/08			50,000	39,599,326	28	1,108,781,128
		03/31/08			1,024,727	40,624,053	16	649,984,848
		03/31/08				40,624,053
		04/16/08			900,000	41,524,053
		04/16/08			599,939	42,123,992	19	800,355,848
		05/05/08			25,000	42,148,992	2	84,297,984
		05/07/08			50,000	42,198,992	2	84,397,984
		05/09/08			399,962	42,598,954	52	2,215,145,608
		06/30/08				42,598,954	3	127,796,862
		07/03/08			211,975	42,810,929	89	3,810,172,681
		09/30/08				42,810,929	366	14,723,078,437	40,226,990
		10/31/08				42,810,929	31	1,327,138,799
		10/31/08			25,000	42,835,929	61	2,612,991,669
		12/31/08				42,835,929	92	3,940,130,468	42,827,505
		12/31/08				42,835,929	12	514,031,148			42,810,929	31	1,327,138,799
		01/12/09			125,575	42,961,504	24	1,031,076,096			42,835,928	73	3,127,022,744
		02/05/09			1,000,000	43,961,504	54	2,373,921,216			42,961,504	24	1,031,076,096
		03/31/09				43,961,504		0			43,961,504	54	2,373,921,216
		03/31/09				43,961,504	90	3,919,028,460	43,544,761		43,961,504	182	7,859,158,855	43,182,192
		03/31/09				43,961,504	20	879,230,080			43,961,504	20	879,230,080
		04/20/09			85,400	44,046,904	30	1,321,407,120			44,046,904	30	1,321,407,120
		05/20/09			40,000	44,086,904	15	661,303,560			44,086,904	15	661,303,560
		06/04/09			49,800	44,136,704	26	1,147,554,304			44,136,704	26	1,147,554,304
		06/30/09				44,136,704	91	4,009,495,064	44,060,385		44,136,704	273	11,868,653,919	43,474,923

		06/30/09				44,136,704	30	1,324,101,120			44,136,704	30	1,324,101,120
		07/30/09			14,167	44,150,871	1	44,150,871			44,150,871	1	44,150,871
		07/31/09			125,000	44,275,871	4	177,103,484			44,275,871	4	177,103,484
		08/04/09			203,625	44,479,496	30	1,334,384,880			44,479,496	30	1,334,384,880
		09/03/09			30,000	44,509,496	27	1,201,756,392			44,509,496	27	1,201,756,392
		09/30/09				44,509,496	92	4,081,496,747	44,364,095			365	15,950,150,666	43,699,043

		09/30/09				44,509,496	2	89,018,992			44,509,496	2	89,018,992
11,700	0.39	10/02/09			30,000	44,539,496	28	1,247,105,888			44,539,496	28	1,247,105,888
11,700	0.39	10/30/09			30,000	44,569,496	17	757,681,432			44,569,496	17	757,681,432
136,000	0.25	11/16/09			544,000	45,113,496	45	2,030,107,320			45,113,496	45	2,030,107,320
		12/31/09				45,113,496	92	4,123,913,632	44,825,148			92	4,123,913,632	44,825,148
		12/31/09				45,113,496	12	541,361,952				12	541,361,952
286,957	0.21	01/12/10			1,395,965	46,509,461	15	697,641,915				15	697,641,915		44,509,496.00
	-	01/27/10			713,322	47,222,783	12	566,673,396				12	566,673,396		48,980,326.00
	-	02/08/10			2,100	47,224,883	17	802,823,011				17	802,823,011
	-	02/25/10			1,600,000	48,824,883	34	1,660,046,022				34	1,660,046,022		4,470,830.00
		03/31/10				48,824,883	90	4,268,546,296	47,428,292			182	8,392,459,928	46,112,417
		03/31/10				48,824,883	1	48,824,883				1	48,824,883
	-	04/01/10			21,666	48,846,549	33	1,611,936,117				33	1,611,936,117
	-	05/04/10			11,000	48,857,549	55	2,687,165,195				55	2,687,165,195
3,000	0.30	06/28/10			10,000	48,867,549	2	97,735,098				2	97,735,098
		06/30/10				48,867,549	91	4,445,661,293	48,853,421			273	12,838,121,221	47,026,085
		06/30/10				48,867,549	20	977,350,980				20	977,350,980
33,833	0.30	07/20/10			112,777	48,980,326	72	3,526,583,472				72	3,526,583,472
	07/23/10		23,971	49,004,297	0	0				0	0
		08/03/10			(2,092)	49,002,205	0	0				0	0
		08/03/10			(1,046)	49,001,159	0	0				0	0
		08/13/10			(13,889)	48,987,270	0					0	0
		08/13/10			(6,944)	48,980,326	0	0				0	0
		09/30/10				48,980,326	92	3,526,583,472	38,332,429			365	17,342,055,673	47,512,481
							365

						4,000,000	8.17%
						49,800	0.10%
						1,000	0.00%

						51,141,813
						154,012
						51,295,825

BS for Cash Flow Prep

	$ 56,280		$ 5,658		$ (50,622)

	225,415		293,507.37		68,092.17
	4,344		2,544		-1,799.65
286,039		301,709.37

	2,126,445		2,265,672.74		139,227.48

	6,647,808		6,256,237.86		-391,570

	19,616		31,605.38		11,989.63
8,793,869		8,553,515.98

56,900		55,100		-1,800

$ 9,136,808		$ 8,910,325

	$ 1,101,847		$ 267,165		$ 834,682
	135,384.32		107,904.71		27,479.61
	178,357.89		130,797.07		47,560.82	$ 75,040

	227,914.3		800,000		-572,085.7
1,643,503.91		1,305,867.11
1,161,074.08		265,844		895,230.08

2,804,577.99		1,571,711.11

-		-

	-		-

	48,979		44,509.49		$ 4,470
	17,108,319		12,821,792		$ 4,286,527
	-		136,000		$ (136,000)
	(10,825,069)		(5,663,688)		$ (5,161,381)
6,332,229.333		7,338,613.49

$ 9,136,807		$ 8,910,325		$ 0

				$ (0)		$ (0.75)

Stmt of Cash Flow worksheet

	$ (5,161,381)		$ (2,277,633)

		1,797,583		1,249,259
				23,953
			(119,763)
			-	(119,763)	-

			(1,474,000)
			(1,474,000)	-	-

			140,844
			154,928	14,084	12,804

				-	311,147

				-	-

			293,507
			119,763
			225,415
			-	187,855	96,402

			2,544
			4,344	(1,800)	13,483

			55,100
			56,900	(1,800)

			267,166
			1,101,847	834,681	(209,030)

			238,702
			313,742	75,040	533,561

			-
			-	-	-

	(2,375,500)		(246,054)

	(2,069,599)		(18,600)

	(148,245)		(1,160)

	-		(11,211)

	(2,217,844)		(30,971)

	-		200,000

	-		-
			1,065,844
			1,388,988	323,144
	323,144		200,000

(4,270,200)		(77,025)

5,658		82,683

$ (4,264,542)		$ 5,658

	$ -		$ -
	$ -		$ 96,000

Chg in SH Equity for Cash Flow

	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614							7,338,614
													-
30,000	30	11,670	-	-	11,700	11,700					11,700
30,000	30	11,670	-	-	11,700	11,700					11,700
544,000	544	135,456	-	(136,000)	-						-
-	-	900,000	-	-	900,000						-
													-
1,398,065	1,398	(1,398)	-	-	(0)						-
713,322	713	(713)	-	-	0						-
1,600,000	1,600	853,543	-	-	855,143						-
		1,466,978	-		1,466,978				1,466,978		1,466,978
													-
21,666	22	16,228	-	-	16,250		16,250				16,250
		600,000	-		600,000						-
11,000	11	5,159	-	-	5,170	5,170					5,170
10,000	10	1,900	-	-	1,910						-
													-
112,777	113	33,721	-	-	33,833		33,833				33,833
			200,560	-		200,560				200,560			200,560
			51,753			51,753							-
			(5,161,381)		(5,161,381)					(5,161,381)	(5,161,381)
	48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231		28,570	50,083	200,560	1,466,978	(5,161,381)	3,923,424

CFS Worksheet

	$ 56,280		$ 5,658		50,621.92

	225,415		293,507.37
				-		119,763
				-		-119,764	68,091.17

	4,344		2,544		-1,799.65
286,039		301,708.37

	2,126,445		2,265,672.74		-139,227.48
					0
				1,474,000		1,474,000	0
				(1,474,000)		(1,474,000)	0

	6,647,808		6,256,237.86
				1,608,152		1,117,265
				130,364		76,402
				288,753		172,897	-1,052,274.16
				(1,608,152)		-1,117,265.38
				(130,364)		-76,402.37
				(288,753)		-172,897.26	660,704.16
				6,647,808		6,256,238

	19,616		31,605.38
				6,020		3,355
				3,613		1,807
				15,663		8,145	0
				(6,020)		(3,355)
				(3,613)		(1,807)
				(15,663)		(8,145)	11,989.63
				19,616		31,605

8,793,869		8,553,516

56,900		55,100		-1,800

$ 9,136,808		$ 8,910,324

	$ 1,101,847		$ 267,166		834,681.07

	135,384.32		107,904.71
	178,357.89		130,797.07		75,040.43

	227,914.3		800,000		-572,085.7
1,643,503.91		1,305,868.11
				154,927.92		140,844	14,083.92
				250,000		125,000	125,000
				-740,853.84		0	740,853.84
				900,000
				597,000			1,497,000
1,161,074.08		265,844		2,376,937.76

2,804,577.99		1,571,712.11

-		-

	-		-		0
					0
							0
	48,980		44,509.49		-4,470.953
	17,108,318		12,821,792		-4,286,526.26
	-		136,000		136,000
	(10,825,069)		-5,663,688		5,161,380.67
6,332,230.033		7,338,613.49

$ 9,136,808		$ 8,910,326

				$ 0

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -
							-		$ -		$ 1,944	$ 2,200
				-		-		6,161		-
							-		-		-	-
							-		-		1,327	-
			$ -		$ -		$ 9,432		$ 2,200

Capitalized Costs Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

					$ 4,294		$ 4,145		$ 4,144		$ 2,200
					2,358		2,358		2,358		-
			7,124		5,265		5,246		-
				$ 13,776		$ 11,768		$ 11,748		$ 2,200
		(5,001)		(3,246)		(2,202)		-
			$ 8,774		$ 8,522		$ 9,546		$ 2,200

							8,793,868.87		8,553,515.98
							(19,615.75)		(31,605.38)
							8,774,253.12		8,521,910.60

							8,774		8,522

							(0.00)

							$ 149
							(0)
							1,859

Calc of Capitalied Oil and Gas

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

$ 5,511,743.45	$ 3,558,000.00

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

				-125,549.53	-76,402.37	-125,549.53	-76,402.37
				-4,814.28

$ 1,368,801.84	$ 1,458,932.13

2,604,270.74	2,604,270.74
				-288,753.05	-172,897.26	-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48			-414,302.58	-249,299.63
$ 9,197,662.98	$ 7,449,905.61

2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

$ 2,357,752.58	$ 2,357,752.58			-426,495.13	-275,194.84	-426,495.13	-275,194.84
-1608152.31	-1117265.38			-6,533.28	-3,266.64	-6,533.28	-3,266.64
$ 749,600.27	$ 1,240,487.20			-1,175,123.90	-838,803.90	-1,175,123.90	-838,803.90
				-1,608,152.31	-1,117,265.38

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
				-436,915.91	-243,196.07	-436,915.91	-243,196.07

2,200,000.00	2,200,000.00
				-1,474,000.00	-1,474,000.00	-1,474,000.00	-1,474,000.00

294,479.29	294,479.29
				-256,486.91	-162,734.48	-256,486.91	-162,734.48

147,084.79

4,293,848.08	4,145,603.29					-4,189,857.71	-3,246,495.56
-2,167,402.82	-1,879,930.55						-2,997,195.93
2,126,445.26	2,265,672.74						-249,299.63

$ 4,294	$ 4,145	$ 4,144	$ 2,200
2,358	2,358	2,358	-
7,124	5,265	5,246	-
$ 13,776	$ 11,768	$ 11,748	$ 2,200
(4,190)	(3,246)	(2,202)	-
$ 9,586	$ 8,522	$ 9,546	$ 2,200

9,605,207.87	8,553,515.98
(19,615.75)	(31,605.38)
9,585,592.12	8,521,910.60

9,586	8,522

$ 149
$ (0)
$ 1,859
$ 2,008

Operating Results Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				260,413		399,145
				52,112		30,000
				1,771,509		1,044,803
			$ 2,084,034		$ 1,473,948

		(1,399,326)		(885,538)
				-		-
			$ (1,399,326)		$ (885,538)

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				312,524		399,145
				32,113		30,000
				-		1,044,803	(24,774)
			$ 344,638		$ 1,473,948

		340,070		(885,538)
				-		-
			$ 340,070		$ (885,538)

10K Discl. Oil Reserves

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			53,400		$ 1,490,500
			26,000		49,800
							25,200		665,400
							104,600		$ 2,205,700

							$ -		$ 242,500
							-		114,560
							-		302,653
				$ -		$ 659,713

10K Stock Prices

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14

						2010			2009

		$ 0.92	$ 0.22		$ 1.06	$ 0.13
		2.16	0.80		0.56	0.15
		1.08	0.30		0.64	0.17
		0.34	0.19		0.50	0.25

Stock Prices

11/12/2009	0.27	0.27	0.22	0.26	110,100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35,000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118,400	0.29
11/10/2009	0.26	0.27	0.25	0.26	64,700	0.26
11/13/2009	0.26	0.27	0.25	0.25	22,200	0.25
11/17/2009	0.25	0.27	0.25	0.27	36,600	0.27
11/11/2009	0.25	0.28	0.25	0.27	26,200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56,900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55,200	0.26
11/6/2009	0.26	0.27	0.26	0.26	35,900	0.26
11/18/2009	0.26	0.27	0.26	0.26	19,000	0.26
10/20/2009	0.27	0.28	0.26	0.27	62,000	0.27
10/28/2009	0.28	0.28	0.26	0.27	82,700	0.27
11/2/2009	0.27	0.28	0.26	0.26	65,900	0.26
11/3/2009	0.26	0.28	0.26	0.26	40,300	0.26
11/4/2009	0.26	0.28	0.26	0.27	48,600	0.27
11/9/2009	0.26	0.28	0.26	0.27	36,600	0.27
10/21/2009	0.27	0.29	0.26	0.28	136,700	0.28
11/5/2009	0.26	0.29	0.26	0.26	28,900	0.26
11/24/2009	0.26	0.29	0.26	0.27	45,700	0.27
10/19/2009	0.3	0.31	0.26	0.28	269,100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491,700	0.33
10/22/2009	0.29	0.3	0.27	0.28	83,200	0.28
10/27/2009	0.27	0.3	0.27	0.28	35,300	0.28
10/29/2009	0.27	0.3	0.27	0.28	53,900	0.28
10/30/2009	0.3	0.3	0.27	0.27	58,800	0.27
10/23/2009	0.28	0.3	0.28	0.28	65,400	0.28
10/26/2009	0.28	0.3	0.28	0.28	42,800	0.28
10/12/2009	0.31	0.33	0.28	0.29	130,200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66,400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75,400	0.3
10/9/2009	0.32	0.32	0.3	0.31	64,600	0.31
10/16/2009	0.3	0.32	0.3	0.31	231,600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59,600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185,100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69,900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136,600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110,400	0.35
10/1/2009	0.36	0.37	0.35	0.36	93,500	0.36
10/2/2009	0.35	0.37	0.35	0.37	68,500	0.37
10/5/2009	0.37	0.38	0.35	0.36	55,900	0.36
11/30/2009	0.37	0.44	0.35	0.44	396,300	0.44
12/8/2009	0.38	0.44	0.35	0.43	456,700	0.43
11/27/2009	0.37	0.39	0.36	0.38	79,900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379,100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495,200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227,200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433,900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234,300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438,100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2,828,900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961,800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1,267,800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429,400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546,200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181,500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647,400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1,370,100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2,502,800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1,123,200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915,200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858,000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625,400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965,400	0.88

1/27/2010	0.8	1.18	0.8	1.15	4,125,900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5,650,500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1,595,700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923,600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682,000	1.06
3/31/2010	1.01	1.02	1	1.02	338,900	1.02
3/4/2010	1.01	1.05	1	1.02	1,168,700	1.02
3/30/2010	1.05	1.08	1	1.01	354,600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1,009,000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376,300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1,861,400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417,200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426,100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3,622,400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166,200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4,281,400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251,400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283,200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142,200	1.11
1/29/2010	1.17	1.19	1.1	1.1	821,000	1.1
3/18/2010	1.16	1.19	1.1	1.16	362,100	1.16
1/5/2010	1.11	1.41	1.1	1.4	5,095,100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2,034,300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1,755,600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400,300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475,300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1,059,500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1,585,300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2,781,200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959,800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743,300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381,000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846,400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222,200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1,220,100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801,400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590,000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1,885,800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303,200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334,000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2,402,900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4,024,000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3,196,900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1,363,400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1,085,400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1,526,400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2,471,900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5,083,900	1.9
1/11/2010	1.55	1.66	1.55	1.64	2,155,000	1.64
1/14/2010	1.58	1.66	1.55	1.65	1,582,500	1.65
2/9/2010	1.79	1.8	1.56	1.75	2,203,000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1,814,900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562,500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1,036,700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1,882,100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1,731,700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1,442,800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820,900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526,400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1,801,000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3,096,500	2.12

6/30/2010	0.31	0.34	0.3	0.34	109,700	0.34
6/25/2010	0.32	0.34	0.32	0.32	64,700	0.32
6/29/2010	0.32	0.34	0.32	0.33	103,400	0.33
6/28/2010	0.32	0.35	0.32	0.32	78,300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161,000	0.32
6/22/2010	0.37	0.37	0.35	0.35	107,300	0.35
6/23/2010	0.35	0.37	0.35	0.35	50,900	0.35
6/21/2010	0.37	0.37	0.36	0.37	92,000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97,100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668,500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88,100	0.41
5/25/2010	0.43	0.44	0.41	0.41	160,300	0.41
6/9/2010	0.41	0.44	0.41	0.41	90,800	0.41
6/15/2010	0.44	0.44	0.41	0.42	72,300	0.42
5/26/2010	0.45	0.45	0.41	0.45	90,600	0.45
6/7/2010	0.42	0.45	0.41	0.41	49,400	0.41
6/8/2010	0.41	0.45	0.41	0.45	54,000	0.45
6/14/2010	0.44	0.45	0.43	0.44	57,600	0.44
5/24/2010	0.46	0.46	0.41	0.43	119,400	0.43
6/10/2010	0.42	0.46	0.41	0.44	125,700	0.44
6/4/2010	0.43	0.46	0.42	0.42	118,900	0.42
6/3/2010	0.45	0.46	0.43	0.46	106,500	0.46
6/11/2010	0.44	0.46	0.44	0.45	56,600	0.45
5/21/2010	0.43	0.47	0.43	0.46	167,800	0.46
5/5/2010	0.45	0.48	0.42	0.44	500,300	0.44
5/27/2010	0.45	0.48	0.44	0.47	103,000	0.47
6/2/2010	0.49	0.49	0.42	0.45	86,100	0.45
6/1/2010	0.49	0.49	0.43	0.44	141,700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219,800	0.43
5/28/2010	0.49	0.5	0.44	0.48	124,000	0.48
5/6/2010	0.43	0.52	0.42	0.46	501,900	0.46
5/4/2010	0.51	0.52	0.47	0.47	1,186,900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156,000	0.5
5/17/2010	0.52	0.53	0.48	0.52	170,600	0.52
5/18/2010	0.53	0.53	0.48	0.52	86,100	0.52
5/14/2010	0.55	0.55	0.5	0.52	134,100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191,100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108,400	0.54
5/7/2010	0.5	0.63	0.48	0.58	548,700	0.58
5/3/2010	0.63	0.63	0.53	0.58	336,900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275,800	0.56
4/28/2010	0.66	0.67	0.62	0.63	319,200	0.63
4/29/2010	0.61	0.68	0.6	0.67	317,700	0.67
5/10/2010	0.62	0.68	0.6	0.63	620,300	0.63
4/30/2010	0.69	0.69	0.6	0.61	358,300	0.61
4/27/2010	0.69	0.7	0.66	0.68	362,100	0.68
4/21/2010	0.73	0.75	0.7	0.7	211,000	0.7
4/23/2010	0.7	0.75	0.7	0.74	227,300	0.74
4/26/2010	0.74	0.75	0.7	0.7	263,600	0.7
4/20/2010	0.73	0.77	0.71	0.71	276,200	0.71
4/22/2010	0.75	0.78	0.7	0.7	283,000	0.7
4/13/2010	0.79	0.82	0.72	0.72	517,400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362,300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270,900	0.82
4/12/2010	0.84	0.88	0.81	0.81	381,600	0.81
4/9/2010	0.87	0.9	0.8	0.85	1,329,000	0.85
4/8/2010	0.99	1	0.88	0.91	846,300	0.91
4/7/2010	1	1.02	1	1.01	270,000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188,800	1.02
4/15/2010	1.01	1.05	0.77	0.85	1,339,300	0.85
4/1/2010	1.02	1.05	1.02	1.05	242,400	1.05
4/14/2010	0.73	1.07	0.58	0.99	3,535,400	0.99
4/5/2010	1.05	1.08	1.01	1.03	258,800	1.03

9/7/2010	0.2	0.2	0.19	0.2	92,600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165,500	0.21
9/15/2010	0.2	0.2	0.2	0.2	46,800	0.2
9/16/2010	0.2	0.2	0.2	0.2	70,600	0.2
9/28/2010	0.2	0.2	0.2	0.2	54,100	0.2
8/31/2010	0.21	0.21	0.2	0.21	102,600	0.21
9/1/2010	0.21	0.21	0.2	0.2	130,500	0.2
9/3/2010	0.21	0.21	0.2	0.2	54,100	0.2
9/8/2010	0.2	0.21	0.2	0.2	35,800	0.2
9/9/2010	0.21	0.21	0.2	0.2	85,800	0.2
9/10/2010	0.21	0.21	0.2	0.2	74,300	0.2
9/13/2010	0.2	0.21	0.2	0.21	87,000	0.21
9/17/2010	0.2	0.21	0.2	0.21	158,800	0.21
9/20/2010	0.21	0.21	0.2	0.21	63,800	0.21
9/21/2010	0.21	0.21	0.2	0.2	69,200	0.2
9/22/2010	0.2	0.21	0.2	0.21	97,100	0.21
9/23/2010	0.2	0.21	0.2	0.2	98,600	0.2
9/24/2010	0.2	0.21	0.2	0.2	54,500	0.2
9/27/2010	0.2	0.21	0.2	0.2	61,200	0.2
9/29/2010	0.2	0.21	0.2	0.21	155,200	0.21
8/23/2010	0.22	0.22	0.2	0.2	83,400	0.2
8/24/2010	0.2	0.22	0.2	0.2	64,000	0.2
8/25/2010	0.22	0.22	0.2	0.21	96,700	0.21
8/26/2010	0.2	0.22	0.2	0.22	112,500	0.22
8/27/2010	0.2	0.22	0.2	0.2	66,600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52,900	0.21
9/14/2010	0.22	0.22	0.2	0.2	133,600	0.2
9/30/2010	0.21	0.34	0.2	0.3	737,000	0.3
7/15/2010	0.21	0.22	0.21	0.21	119,100	0.21
7/29/2010	0.22	0.22	0.21	0.22	190,500	0.22
7/30/2010	0.22	0.22	0.21	0.22	71,800	0.22
8/2/2010	0.22	0.22	0.21	0.22	230,800	0.22
8/3/2010	0.21	0.22	0.21	0.21	79,600	0.21
8/4/2010	0.21	0.22	0.21	0.21	124,100	0.21
8/5/2010	0.21	0.22	0.21	0.21	52,200	0.21
8/19/2010	0.21	0.22	0.21	0.22	35,800	0.22
8/16/2010	0.23	0.23	0.21	0.22	100,400	0.22
8/17/2010	0.21	0.23	0.21	0.21	74,100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34,200	0.23
7/14/2010	0.24	0.24	0.21	0.22	363,000	0.22
7/16/2010	0.21	0.25	0.21	0.23	137,600	0.23
8/6/2010	0.21	0.25	0.21	0.24	142,600	0.24
8/20/2010	0.22	0.22	0.22	0.22	99,900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183,200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165,100	0.22
7/22/2010	0.22	0.25	0.22	0.23	193,300	0.23
7/23/2010	0.23	0.25	0.22	0.24	160,900	0.24
7/26/2010	0.25	0.25	0.22	0.23	224,200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50,000	0.24
8/10/2010	0.22	0.25	0.22	0.23	86,200	0.23
8/13/2010	0.25	0.25	0.22	0.23	286,200	0.23
7/19/2010	0.25	0.25	0.23	0.23	272,000	0.23
7/20/2010	0.25	0.25	0.23	0.24	99,300	0.24
7/21/2010	0.25	0.25	0.23	0.25	270,300	0.25
8/11/2010	0.23	0.25	0.23	0.23	101,000	0.23
8/12/2010	0.23	0.25	0.23	0.25	55,900	0.25
7/13/2010	0.26	0.26	0.24	0.24	236,300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266,600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181,500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153,800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55,300	0.28
7/2/2010	0.29	0.3	0.27	0.27	83,100	0.27
7/6/2010	0.27	0.3	0.27	0.3	226,200	0.3
7/1/2010	0.3	0.34	0.28	0.29	80,100	0.29

12/31/2008	0.13	0.15	0.13	0.14	205000	0.14
12/30/2008	0.22	0.24	0.15	0.16	182800	0.16
12/23/2008	0.2	0.22	0.2	0.22	84900	0.22
12/26/2008	0.21	0.22	0.2	0.22	49200	0.22
12/22/2008	0.22	0.27	0.2	0.2	85000	0.2
12/10/2008	0.25	0.3	0.2	0.26	83100	0.26
12/24/2008	0.22	0.22	0.21	0.21	31900	0.21
12/29/2008	0.22	0.24	0.22	0.22	44800	0.22
12/17/2008	0.25	0.29	0.25	0.28	35300	0.28
12/18/2008	0.25	0.29	0.25	0.27	40200	0.27
12/19/2008	0.27	0.29	0.25	0.27	47900	0.27
12/15/2008	0.3	0.3	0.25	0.26	28400	0.26
12/16/2008	0.28	0.3	0.25	0.25	47000	0.25
12/5/2008	0.31	0.31	0.25	0.28	69800	0.28
12/12/2008	0.3	0.31	0.25	0.3	39000	0.3
12/8/2008	0.28	0.39	0.25	0.31	53400	0.31
12/11/2008	0.26	0.35	0.26	0.3	21900	0.3
12/9/2008	0.31	0.33	0.28	0.3	24000	0.3
12/2/2008	0.36	0.4	0.3	0.33	78200	0.33
12/4/2008	0.35	0.35	0.31	0.32	25600	0.32
12/3/2008	0.38	0.38	0.31	0.35	16800	0.35
10/10/2008	0.7	0.7	0.31	0.45	418300	0.45
11/25/2008	0.35	0.4	0.35	0.37	50000	0.37
11/26/2008	0.37	0.4	0.35	0.36	27300	0.36
11/24/2008	0.4	0.43	0.35	0.35	32700	0.35
12/1/2008	0.35	0.43	0.35	0.36	45500	0.36
11/21/2008	0.43	0.5	0.35	0.4	140700	0.4
11/28/2008	0.4	0.4	0.36	0.38	22100	0.38
10/13/2008	0.45	0.8	0.4	0.77	197900	0.77
11/20/2008	0.51	0.51	0.43	0.46	85800	0.46
11/19/2008	0.53	0.57	0.43	0.47	22100	0.47
11/13/2008	0.51	0.58	0.51	0.58	15000	0.58
10/24/2008	0.71	0.72	0.52	0.56	210300	0.56
11/17/2008	0.53	0.6	0.53	0.53	37100	0.53
11/18/2008	0.53	0.61	0.53	0.53	32400	0.53
11/14/2008	0.55	0.58	0.55	0.58	44800	0.58
11/11/2008	0.62	0.62	0.59	0.59	25800	0.59
11/10/2008	0.62	0.65	0.59	0.62	38200	0.62
10/27/2008	0.65	0.68	0.59	0.6	57900	0.6
10/28/2008	0.6	0.67	0.6	0.64	40700	0.64
11/3/2008	0.67	0.67	0.6	0.62	11700	0.62
10/31/2008	0.66	0.68	0.6	0.67	18200	0.67
10/29/2008	0.64	0.69	0.61	0.62	56000	0.62
11/4/2008	0.67	0.69	0.61	0.64	61500	0.64
11/12/2008	0.62	0.69	0.61	0.62	36500	0.62
11/7/2008	0.65	0.65	0.62	0.64	14600	0.64
11/6/2008	0.65	0.66	0.62	0.65	17500	0.65
11/5/2008	0.62	0.67	0.62	0.65	41200	0.65
10/30/2008	0.62	0.68	0.62	0.68	27000	0.68
10/17/2008	0.66	0.75	0.65	0.74	63000	0.74
10/20/2008	0.75	0.8	0.66	0.73	49200	0.73
10/22/2008	0.72	0.75	0.67	0.75	65400	0.75
10/9/2008	0.79	0.84	0.7	0.71	62700	0.71
10/15/2008	0.8	0.87	0.7	0.8	60100	0.8
10/6/2008	0.95	1.01	0.7	0.76	166300	0.76
10/23/2008	0.72	0.77	0.72	0.74	37800	0.74
10/21/2008	0.78	0.78	0.72	0.73	22900	0.73
10/16/2008	0.84	0.85	0.72	0.75	42900	0.75
10/8/2008	0.8	0.85	0.76	0.8	103100	0.8
10/7/2008	0.77	0.97	0.77	0.85	48400	0.85
10/14/2008	0.77	1.01	0.77	0.86	183600	0.86
10/3/2008	0.91	1.01	0.9	0.98	44000	0.98
10/2/2008	1.05	1.05	0.91	0.91	38300	0.91
10/1/2008	1.04	1.06	0.95	1.03	24700	1.03

3/12/2009	0.19	0.19	0.16	0.19	18300	0.19
3/11/2009	0.19	0.19	0.17	0.19	19100	0.19
3/6/2009	0.16	0.2	0.16	0.2	30300	0.2
3/9/2009	0.2	0.2	0.16	0.19	32100	0.19
3/10/2009	0.16	0.2	0.16	0.19	18500	0.19
3/17/2009	0.2	0.2	0.17	0.2	11900	0.2
3/5/2009	0.19	0.21	0.16	0.16	7800	0.16
3/16/2009	0.21	0.21	0.17	0.17	48600	0.17
3/18/2009	0.2	0.21	0.17	0.2	19700	0.2
3/19/2009	0.21	0.21	0.2	0.21	21500	0.21
3/2/2009	0.22	0.22	0.15	0.18	129500	0.18
3/4/2009	0.22	0.22	0.16	0.21	40100	0.21
2/23/2009	0.21	0.22	0.2	0.2	32000	0.2
2/20/2009	0.21	0.22	0.21	0.21	43200	0.21
2/27/2009	0.22	0.22	0.21	0.21	13100	0.21
3/13/2009	0.17	0.23	0.17	0.23	37500	0.23
3/20/2009	0.21	0.23	0.2	0.23	102500	0.23
3/27/2009	0.22	0.23	0.2	0.2	53700	0.2
3/30/2009	0.23	0.23	0.2	0.22	29600	0.22
2/19/2009	0.21	0.23	0.21	0.21	13500	0.21
2/26/2009	0.21	0.23	0.21	0.21	16100	0.21
3/25/2009	0.22	0.23	0.22	0.22	6600	0.22
3/26/2009	0.23	0.23	0.22	0.23	19700	0.23
3/31/2009	0.24	0.24	0.2	0.2	23200	0.2
2/13/2009	0.22	0.24	0.22	0.24	35000	0.24
3/24/2009	0.22	0.24	0.22	0.22	131100	0.22
3/3/2009	0.15	0.25	0.15	0.19	32400	0.19
2/5/2009	0.25	0.25	0.2	0.21	87100	0.21
2/24/2009	0.25	0.25	0.2	0.25	46900	0.25
2/18/2009	0.25	0.25	0.21	0.22	38800	0.22
2/25/2009	0.25	0.25	0.21	0.21	23900	0.21
2/12/2009	0.25	0.25	0.22	0.22	24600	0.22
2/6/2009	0.23	0.25	0.23	0.25	45500	0.25
2/9/2009	0.25	0.25	0.23	0.25	19800	0.25
3/23/2009	0.24	0.25	0.24	0.24	73200	0.24
2/4/2009	0.26	0.26	0.2	0.23	50700	0.23
2/3/2009	0.27	0.27	0.2	0.26	51000	0.26
2/2/2009	0.27	0.27	0.25	0.25	21200	0.25
1/5/2009	0.27	0.28	0.23	0.27	63500	0.27
1/2/2009	0.15	0.29	0.15	0.27	101700	0.27
2/17/2009	0.24	0.29	0.21	0.25	49700	0.25
2/10/2009	0.23	0.29	0.23	0.23	85000	0.23
2/11/2009	0.23	0.29	0.23	0.25	17000	0.25
1/30/2009	0.3	0.3	0.25	0.25	70400	0.25
1/29/2009	0.28	0.31	0.27	0.27	60800	0.27
1/23/2009	0.28	0.31	0.28	0.31	32300	0.31
1/28/2009	0.31	0.31	0.28	0.31	46300	0.31
1/26/2009	0.33	0.33	0.28	0.28	31600	0.28
1/6/2009	0.25	0.35	0.25	0.31	147100	0.31
1/22/2009	0.35	0.35	0.27	0.31	73100	0.31
1/16/2009	0.34	0.35	0.28	0.35	72700	0.35
1/27/2009	0.35	0.35	0.28	0.31	29300	0.31
1/21/2009	0.44	0.44	0.25	0.3	86200	0.3
1/15/2009	0.4	0.44	0.28	0.34	70200	0.34
1/14/2009	0.4	0.5	0.4	0.41	28400	0.41
1/13/2009	0.4	0.52	0.4	0.41	35900	0.41
1/7/2009	0.39	0.54	0.33	0.51	163900	0.51
1/20/2009	0.55	0.55	0.33	0.45	26800	0.45
1/8/2009	0.45	0.55	0.45	0.45	76100	0.45
1/9/2009	0.48	0.55	0.45	0.53	47200	0.53
1/12/2009	0.53	0.56	0.4	0.51	100700	0.51

4/9/2009	0.18	0.19	0.17	0.18	48000	0.18
6/3/2009	0.17	0.19	0.17	0.19	29700	0.19
6/5/2009	0.17	0.19	0.17	0.18	21400	0.18
4/8/2009	0.18	0.19	0.18	0.18	32300	0.18
5/28/2009	0.18	0.19	0.18	0.19	82400	0.19
6/2/2009	0.19	0.19	0.18	0.18	130500	0.18
6/8/2009	0.19	0.19	0.18	0.19	49700	0.19
6/4/2009	0.19	0.19	0.19	0.19	17100	0.19
4/13/2009	0.2	0.2	0.17	0.2	35700	0.2
4/6/2009	0.2	0.2	0.18	0.2	13800	0.2
4/7/2009	0.2	0.2	0.18	0.18	8800	0.18
5/27/2009	0.2	0.2	0.18	0.18	92200	0.18
6/1/2009	0.18	0.2	0.18	0.19	118400	0.19
6/9/2009	0.18	0.2	0.18	0.19	117400	0.19
4/1/2009	0.2	0.2	0.2	0.2	3800	0.2
4/24/2009	0.2	0.2	0.2	0.2	3600	0.2
4/15/2009	0.18	0.21	0.18	0.21	7000	0.21
5/26/2009	0.18	0.21	0.18	0.19	119600	0.19
5/29/2009	0.18	0.21	0.18	0.21	89100	0.21
4/27/2009	0.2	0.21	0.2	0.21	9900	0.21
4/28/2009	0.21	0.21	0.21	0.21	6400	0.21
4/16/2009	0.18	0.22	0.18	0.22	30900	0.22
4/14/2009	0.2	0.22	0.19	0.21	35600	0.21
5/5/2009	0.22	0.22	0.2	0.2	32600	0.2
5/21/2009	0.22	0.22	0.2	0.2	11500	0.2
5/22/2009	0.2	0.22	0.2	0.2	178300	0.2
5/20/2009	0.22	0.22	0.22	0.22	6000	0.22
4/23/2009	0.21	0.23	0.19	0.19	46500	0.19
4/2/2009	0.23	0.23	0.2	0.2	20500	0.2
4/3/2009	0.2	0.23	0.2	0.2	69700	0.2
4/17/2009	0.22	0.23	0.2	0.23	15400	0.23
4/20/2009	0.21	0.23	0.2	0.23	43300	0.23
4/21/2009	0.23	0.23	0.2	0.21	7600	0.21
5/4/2009	0.21	0.23	0.2	0.2	43700	0.2
4/22/2009	0.21	0.23	0.21	0.21	7500	0.21
4/29/2009	0.21	0.23	0.21	0.21	14300	0.21
4/30/2009	0.21	0.23	0.21	0.23	8100	0.23
5/1/2009	0.23	0.23	0.21	0.21	4900	0.21
5/7/2009	0.21	0.23	0.21	0.21	10800	0.21
5/18/2009	0.21	0.24	0.21	0.22	5000	0.22
5/19/2009	0.22	0.24	0.22	0.22	8200	0.22
5/6/2009	0.2	0.25	0.2	0.23	29900	0.23
5/8/2009	0.21	0.25	0.2	0.24	139000	0.24
5/12/2009	0.2	0.25	0.2	0.22	25400	0.22
5/13/2009	0.22	0.25	0.22	0.23	19600	0.23
5/14/2009	0.23	0.25	0.23	0.23	75100	0.23
5/15/2009	0.25	0.25	0.23	0.23	3700	0.23
5/11/2009	0.24	0.27	0.22	0.22	183100	0.22
6/26/2009	0.29	0.35	0.27	0.29	184600	0.29
6/25/2009	0.35	0.38	0.28	0.3	396000	0.3
6/10/2009	0.21	0.39	0.21	0.38	2396500	0.38
6/30/2009	0.39	0.39	0.34	0.35	89100	0.35
6/29/2009	0.3	0.4	0.26	0.39	284900	0.39
6/24/2009	0.4	0.4	0.35	0.36	291700	0.36
6/23/2009	0.47	0.47	0.4	0.44	155600	0.44
6/22/2009	0.49	0.5	0.42	0.44	347400	0.44
6/15/2009	0.51	0.51	0.42	0.45	433700	0.45
6/19/2009	0.56	0.56	0.49	0.5	369500	0.5
6/17/2009	0.58	0.58	0.5	0.52	416600	0.52
6/12/2009	0.59	0.59	0.42	0.53	909800	0.53
6/16/2009	0.45	0.6	0.45	0.58	826600	0.58
6/18/2009	0.58	0.62	0.5	0.55	694200	0.55
6/11/2009	0.57	0.64	0.46	0.63	2144200	0.63

7/28/2009	0.27	0.27	0.25	0.25	46900	0.25
7/29/2009	0.25	0.27	0.25	0.26	91600	0.26
7/31/2009	0.25	0.27	0.25	0.27	73100	0.27
8/7/2009	0.25	0.27	0.25	0.27	22000	0.27
8/10/2009	0.27	0.27	0.25	0.25	58600	0.25
8/11/2009	0.25	0.27	0.25	0.25	37400	0.25
8/12/2009	0.25	0.27	0.25	0.26	56800	0.26
8/3/2009	0.25	0.28	0.25	0.26	51100	0.26
8/6/2009	0.26	0.28	0.25	0.25	61900	0.25
8/5/2009	0.29	0.29	0.25	0.26	59300	0.26
7/30/2009	0.25	0.3	0.25	0.26	39600	0.26
7/27/2009	0.26	0.27	0.26	0.27	60400	0.27
7/22/2009	0.3	0.31	0.26	0.31	191900	0.31
7/24/2009	0.28	0.29	0.27	0.27	52500	0.27
8/4/2009	0.27	0.29	0.27	0.29	82300	0.29
7/23/2009	0.31	0.31	0.28	0.29	39200	0.29
7/9/2009	0.29	0.32	0.28	0.31	236900	0.31
7/6/2009	0.33	0.36	0.28	0.32	129500	0.32
8/13/2009	0.28	0.45	0.28	0.42	1600300	0.42
7/10/2009	0.32	0.32	0.29	0.31	74200	0.31
7/13/2009	0.31	0.32	0.29	0.29	47700	0.29
7/14/2009	0.29	0.32	0.29	0.29	44700	0.29
7/15/2009	0.29	0.32	0.29	0.32	39900	0.32
7/20/2009	0.3	0.32	0.29	0.31	54800	0.31
7/8/2009	0.3	0.35	0.29	0.29	86300	0.29
7/17/2009	0.3	0.3	0.3	0.3	38700	0.3
7/21/2009	0.31	0.31	0.3	0.3	51800	0.3
7/16/2009	0.31	0.32	0.3	0.3	72100	0.3
8/25/2009	0.31	0.32	0.3	0.32	80100	0.32
8/24/2009	0.34	0.34	0.3	0.31	131500	0.31
7/7/2009	0.35	0.35	0.3	0.33	44700	0.33
8/21/2009	0.36	0.36	0.3	0.32	144000	0.32
8/26/2009	0.32	0.38	0.3	0.38	192600	0.38
8/19/2009	0.33	0.35	0.33	0.35	98900	0.35
8/18/2009	0.35	0.4	0.33	0.34	272500	0.34
8/20/2009	0.35	0.35	0.34	0.34	99300	0.34
8/17/2009	0.41	0.45	0.34	0.36	294800	0.36
7/1/2009	0.38	0.38	0.35	0.37	20400	0.37
7/2/2009	0.38	0.38	0.35	0.36	26600	0.36
9/21/2009	0.38	0.43	0.35	0.4	173800	0.4
9/30/2009	0.39	0.4	0.36	0.38	146500	0.38
9/18/2009	0.37	0.4	0.37	0.38	88600	0.38
9/29/2009	0.38	0.4	0.38	0.39	57300	0.39
8/31/2009	0.41	0.41	0.38	0.39	161200	0.39
9/24/2009	0.41	0.41	0.38	0.4	73400	0.4
9/25/2009	0.38	0.41	0.38	0.4	78400	0.4
9/28/2009	0.4	0.41	0.38	0.38	48400	0.38
8/27/2009	0.4	0.42	0.38	0.42	646400	0.42
9/17/2009	0.41	0.42	0.38	0.38	225100	0.38
9/1/2009	0.41	0.41	0.39	0.39	122300	0.39
9/16/2009	0.4	0.41	0.39	0.39	133800	0.39
9/2/2009	0.39	0.42	0.39	0.4	193500	0.4
9/15/2009	0.44	0.44	0.39	0.4	305500	0.4
9/3/2009	0.43	0.47	0.39	0.46	751000	0.46
8/28/2009	0.42	0.43	0.4	0.41	226500	0.41
9/22/2009	0.43	0.43	0.4	0.41	77600	0.41
9/23/2009	0.41	0.43	0.41	0.41	76900	0.41
9/14/2009	0.43	0.46	0.41	0.41	244500	0.41
9/11/2009	0.46	0.46	0.43	0.43	152000	0.43
9/10/2009	0.46	0.46	0.44	0.44	135700	0.44
8/14/2009	0.45	0.48	0.44	0.45	772300	0.45
9/9/2009	0.5	0.5	0.44	0.46	394400	0.46
9/4/2009	0.49	0.49	0.45	0.45	462100	0.45
9/8/2009	0.49	0.5	0.45	0.48	774500	0.48

10K Narrative Calculations

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			-		-
			26,306		40,369
				26,306		40,369

							$ -		$ -
							-		-
							$ -		$ -

			40,000		22,010
			19,282		17,990
				59,282		40,000

							$ 1,587,653		$ 1,108,055
							1,217,310		479,598
							$ 2,804,963		$ 1,587,653	1587653

				2008			1,108,055		1,108,055
				2009		17,900	479,598		1,587,653
						40,000
				2010		19,282	612,607		2,200,260
						59,282

				2008			91,782		91,782
				2009		17,900	108,812		200,594
				2010		19,282	72,101		272,695
						37,182

10K Discl Share OS Mkt Cap

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

						51,141,813
						154,012
						51,295,825

						51,295,825

					0.19
					0.15	$ 0.17
						$ 8,720,290.25

10K Revenues

	2010	2009	2010	2009
19,282	17,990	$ 63.13	$ 49.97	$ 1,217,310	$ 898,950
26,306	40,369	$ 4.20	$ 2.70	110,370	108,812
				1,327,680	1,007,762
					(642,973)	(419,352)
					$ 684,707	$ 588,410

	2010	2009	2010	2009
19,282	17,990	$ 63.13	$ 49.97	$ 1,217,310	$ 898,950
-	-	$ -	$ -	-	-
				1,217,310	898,950
					(604,704)	(419,352)
					$ 612,607	$ 479,598

	2010	2009	2010	2009
-	-	$ -	$ -	$ -	$ -
-	-	$ -	$ -	110,370	108,812
				110,370	108,812
					(38,269)
					$ 72,101	$ 108,812

10K Oil Revenue

$ 1,217,310	$ 898,950
	(604,704)	(419,352)
	$ 612,607	$ 479,598

10k Oil Production

			2010

21,562.65	11,445.89	23,356.21	26,503.11	14,358.59	24,897.13	31,736.80	11,171.45	10,334.21	10,814.72	37,271.57	25,526.87	248,979.20
0.00	25,554.97	11,002.29	11,209.12	13,503.18	14,573.35	22,839.07	11,538.96	0.00	19,713.61	11,952.95	13,013.03	154,900.53
34,536.04	10,941.80	11,384.81	54,080.61	14,250.04	10,623.39	32,554.29	11,826.01	20,696.30	22,465.33	0.00	13,557.09	236,915.71
22,433.61	24,420.11	13,282.99	12,156.54	14,648.66	14,555.01	19,934.03	23,494.30	7,652.65	20,442.89	25,961.65	10,978.37	209,960.81
33,213.57	34,340.92	23,016.27	26,286.44	39,279.17	26,881.06	42,477.11	22,609.51	21,830.79	31,672.51	26,618.76	38,327.86	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)

												19,282.39
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

												19,492.45
												19,584.00
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)			#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)				91.55

					#,##0.0_);[Re9](#,##0.0)

10k 2009 Bbls Sold

358	357	350	0	360	1,425
405	161	393	579	611	2,149
170	0	203	210	442	1,025
0	0	0	0	0	0
0	0	184	0	439	623
670	642	464	328	325	2,428
0	0	271	442	597	1,309
928	0	612	478	751	2,769
382	549	527	326	546	2,331
534	347	185	364	547	1,977
350	178	0	314	369	1,211
318	288	330	539	693	2,168

3,756	2,165	3,169	3,580	5,321	17,990

					$ 898,950
					17,990
					$ 49.97

10k 2010 Gas Production

Oct-09	$ 6,024.45	$ 5,296.19	$ 11,320.64	1,588.90	1,396.90	2,985.80	$ 3.79	$ 3.79	$ 3.79	31	96.32
Nov-09	5,083.51	4,468.98	9,552.49	1,584.90	1,393.30	2,978.20	3.21	3.21	3.21	30	99.27
Dec-09	6,653.99	5,849.68	12,503.67	1,327.70	1,167.20	2,494.90	5.01	5.01	5.01	31	80.48
Jan-10	7,184.90	6,316.39	13,501.29	1,329.00	1,168.30	2,497.30	5.41	5.41	5.41	31	80.56
Feb-10	4,794.11	4,227.53	9,021.64	957.20	841.50	1,798.70	5.01	5.02	5.02	28	64.24
Mar-10	4,032.41	3,544.96	7,577.37	1,005.70	884.10	1,889.80	4.01	4.01	4.01	31	60.96
Apr-10	3,268.04	2,872.99	6,141.03	892.40	784.60	1,677.00	3.66	3.66	3.66	30	55.90
May-10	3,374.56	2,966.63	6,341.19	903.70	794.40	1,698.10	3.73	3.73	3.73	31	54.78
Jun-10	4,802.45	4,221.90	9,024.35	1,091.60	959.60	2,051.20	4.40	4.40	4.40	30	68.37
Jul-10	5,105.02	4,487.87	9,592.89	1,235.60	1,086.20	2,321.80	4.13	4.13	4.13	31	74.90
Aug-10	4,021.29	3,427.03	7,448.32	1,068.80	910.90	1,979.70	3.76	3.76	3.76	31	63.86
Sep-09	3,580.50	3,082.45	6,662.95	1,038.80	894.30	1,933.10	3.45	3.45	3.45	30	64.44

	$ 57,925.23	$ 50,762.60	$ 108,687.83	14,024.30	12,281.30	26,305.60	4.13	4.13	4.13	365	72.07

10K 2009 Gas Production

				2009

			0.00				0.00
2,420.95	2,736.02	2,496.20	7,653.17	2,156.63	1,835.71	804.07	4,796.41	1,727.23	1,874.59	1,728.47	5,330.29	17,779.87	1,213.48	1,527.54	1,017.72	3,758.74	21,538.61
309.23	47.41	66.88	423.52	55.62	47.35	326.09	429.06	260.32	94.41	147.04	501.77	1,354.35	97.24	64.96	51.50	213.70	1,568.05
992.30	1,037.65	1,573.57	3,603.52	1,099.51	472.60	660.01	2,232.12	759.40	699.64	621.05	2,080.09	7,915.73	430.04	83.51	908.87	1,422.42	9,338.15
1,181.77	1,291.56	1,511.36	3,984.69	1,278.10	932.02	792.52	3,002.64	764.18	919.64	762.54	2,446.36	9,433.69	647.09	646.02	517.40	1,810.51	11,244.20
870.43	151.95	210.99	1,233.37	137.87	127.63	188.74	454.24	479.84	141.10	103.99	724.93	2,412.54	69.17	79.82	141.46	290.45	2,702.99
685.52	731.90	832.21	2,249.63	0.00	536.55	930.09	1,466.64	360.32	378.66	316.03	1,055.01	4,771.28	306.26	278.59	190.11	774.96	5,546.24
0.00	0.01	8.17	8.18	4.29	11.93	0.02	16.24	21.48	1.06	0.00	22.54	46.96	0.00	0.00	26.01	26.01	72.97
78.73	79.15	90.44	248.32	70.46	61.56	54.38	186.40	60.84	2.42	57.07	120.33	555.05	55.28	52.07	51.68	159.03	714.08
115.20	110.01	143.23	368.44	131.54	97.75	83.04	312.33	94.54	108.22	108.22	310.98	991.75	106.72	103.35	95.72	305.79	1,297.54
188.85	19.96	79.62	288.43	182.79	81.18	74.83	338.80	97.62	128.75	14.49	240.86	868.09	64.17	116.94	33.11	214.22	1,082.31
1,888.51	0.00	789.91	2,678.42	2,143.25	1,470.34	1,049.58	4,663.17	1,301.63	1,347.67	24.84	2,674.14	10,015.73	305.36	573.63	22.06	901.05	10,916.78
679.86	713.86	949.16	2,342.88	781.53	599.85	520.33	1,901.71	569.45	618.04	561.27	1,748.76	5,993.35	544.59	516.08	496.72	1,557.39	7,550.74
136.91	57.40	222.95	417.26	90.07	92.45	87.31	269.83	103.71	124.46	118.05	346.22	1,033.31	118.63	111.38	112.22	342.23	1,375.54
101.49	1,277.97	1,121.16	2,500.62	853.06	507.40	1.77	1,362.23	0.00	212.44	0.00	212.44	4,075.29	71.95	74.25	69.90	216.10	4,291.39
										1,205.40	1,205.40	1,205.40	1,480.15	1,353.34	1,206.85	4,040.34	5,245.74
384.77	404.35	445.91	1,235.03	400.03	313.45	267.29	980.77	268.45	281.12	238.18	787.75	3,003.55	206.16	180.06	156.36	542.58	3,546.13
1,151.99	9.98	866.35	2,028.32	1,708.78	1,208.74	751.99	3,669.51	732.16	626.62	2.06	1,360.84	7,058.67	0.00	317.44	1.83	319.27	7,377.94
821.50	514.18	391.76	1,727.44	460.97	992.25	964.04	2,417.26	1,049.43	1,163.12	1,000.35	3,212.90	7,357.60	954.99	879.94	686.21	2,521.14	9,878.74
	137.27		137.27	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	137.27	0.00	0.00	0.00	0.00	137.27
4.71	2.48	3.18	10.37	10.58	4.51	5.34	20.43	0.00	0.00	0.00	0.00	30.80	0.00	0.00	0.00	0.00	30.80
240.77		184.73	425.50	254.32	117.26	110.47	482.05	109.82	111.58	22.77	244.17	1,151.72	143.92	20.41	53.35	217.68	1,369.40
42.48	19.96	73.25	135.69	47.67	67.65	96.21	211.53	89.48	98.71	93.19	281.38	628.60	83.62	0.00	0.00	83.62	712.22
			0.00	0.00	0.00	0.00	0.00	0.00	199.56	43.48	243.04	243.04	161.43	391.32	478.79	1,031.54	1,274.58
$ 12,295.97	$ 9,343.07	$ 12,061.03	$ 33,700.07	11,867.07	9,578.18	7,768.12	29,213.37	8,849.90	9,131.81	7,168.49	25,150.20	88,063.64	7,060.25	7,370.65	6,317.87	20,748.77	108,812.41

4,811	2,890	3,014	10,715	3,420	3,772	3,520	10,712	3,876	3,713	2,985	10,574	32,001	2,788	2,988	2,592	8,368	40,369
155	96	97	116	110	135	114	119	129	120	96	116	117	90	96	84	91	111
4,262	2,549	2,656	9,467	3,220	3,258	3,010	9,488	3,308	3,242	2,608	9,158	28,113	2,434	2,724	2,252	7,409	35,523
"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

165.92	156.03	148.36	470.31	47.69	46.79	42.69	137.17	47.09	46.40	37.22	130.71	738.19	34.89	38.83	33.78	107.50	845.69
2,400.00	0.00	0.00	2,400.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,400.00		1,836.00	0.00	1,836.00	4,236.00
6,500.00	0.00	0.00	6,500.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	6,500.00			0.00	0.00	6,500.00
388.62	2,909.76	118.53	3,416.91	215.29	279.00	1,473.16	1,967.45	154.74	116.29	665.91	936.94	6,321.30	303.07	337.77	(95.19)	545.65	6,866.95
421.23	346.12	749.57	1,516.92	378.47	321.57	341.32	1,041.36	393.78	161.83	37.54	593.15	3,151.43	231.56	126.00	120.42	477.98	3,629.41
650.00	650.00	650.00	1,950.00	650.00	650.00	650.00	1,950.00	650.00	650.00	300.00	1,600.00	5,500.00	300.00	1,000.00	0.00	1,300.00	6,800.00
9,700.00	8,612.00	8,612.00	26,924.00	9,900.00	7,205.25	5,424.22	22,529.47	5,382.50	5,382.50	4,667.90	15,432.90	64,886.37	3,229.50	3,229.50	0.00	6,459.00	71,345.37
			0.00	0.00	0.00	512.50	512.50	0.00	0.00	0.00	0.00	512.50	0.00	0.00	0.00	0.00	512.50
			0.00	904.00	0.00	0.00	904.00	0.00	0.00	0.00	0.00	904.00	0.00	0.00	0.00	0.00	904.00
2,637.25	2,090.30	1,858.64	6,586.19	1,920.39	2,450.31	2,184.25	6,554.95	2,296.09	2,165.39	1,642.41	6,103.89	19,245.03	232.71	3,872.78	0.00	4,105.49	23,350.52
0.00	0.00	1,242.08	1,242.08	45.00	276.75	276.75	598.50	276.75	276.75	276.75	830.25	2,670.83	276.75	750.50	0.00	1,027.25	3,698.08
1,168.37	1,005.33	1,689.74	3,863.44		406.44	102.90	509.34	445.78	591.56	355.35	1,392.69	5,765.47	92.12	1,082.66	0.00	1,174.78	6,940.25
5,794.94	3,232.34	919.94	9,947.22	714.30	304.16	68.00	1,086.46	902.05	2,443.34	370.94	3,716.33	14,750.01	482.88	1,467.80	770.00	2,720.68	17,470.69
0.00	0.00	2,610.48	2,610.48	0.00	0.00	0.00	0.00	500.00			500.00	3,110.48				0.00	3,110.48
6,486.73	1,867.81	1,600.83	9,955.37	1,365.37	1,517.96	752.98	3,636.31	906.25	906.25	906.24	2,718.74	16,310.42	1,434.03	1,742.82	0.00	3,176.85	19,487.27
1,250.00	1,250.00	1,250.00	3,750.00	1,250.00	1,250.00	1,250.00	3,750.00	1,250.00	1,250.00	333.28	2,833.28	10,333.28		840.00	0.00	840.00	11,173.28
37,563.06	22,119.69	21,450.17	81,132.92	17,390.51	14,708.23	13,078.77	45,177.51	13,205.03	13,990.31	9,593.54	36,788.88	163,099.31	6,617.51	16,324.66	829.01	23,771.18	186,870.49

"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re27]("$"#,##0.00)									"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re23]("$"#,##0.00)				"$"#,##0.00_);[Re27]("$"#,##0.00)

10K G&A Expenses

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 841,913		$ 242,500
							328,018		114,560
							122,429		302,653
				$ 1,292,359		$ 659,713

							1,292,359

									60,000.00
							150,000.00
							176,000.00
							17,863.64
							30,227.14
							34,309.14		24,750.00
							7,500.00		37,500.00
									6,000.00
							200,560.00
							186,306.33
							16,973.57		165,041.62
							22,173.05		1,500.00
									265.00

							841,912.87		295,056.62		52,556.62

							27,748.80		11,700.00
							69,347.92		93,009.09
							66,702.27		56,246.67
							31,129.45
							32,113.39		10,680.57
							45,000.00		39,000.00
									13,931.93
							55,975.70

							328,017.53		224,568.26		110,008.26

									1,580.84
							3,937.50		2,297.43
							760.00		753.00
							5,450.00		2,323.00
							13,815.00		1,835.00
							597.00		200.00
							28,731.99		23,147.53
									100.00
							684.00		30,252.65
									27,000.00
							1,828.22
							160.42		175.00
							4,577.50		1,088.60
							5,418.75		9,694.82
							827.03		950.40
							256.63
							10,236.84		7,274.24
							3,675.78		7,830.87
							4,185.46		1,238.87
							216.10		3,927.83
							3,559.33		2,487.79
									2,638.55
							0.00
							11,965.38		5,698.90
							3,794.56		2,265.93
							14,000.00		14,500.00
							61.53		363.98
									862.29
							2,307.25		806.50
							947.25		1,303.19
							435.33		261.53
									201.50
									775.00

							122,428.85		153,835.24		(148,817.76)

							1,292,359.25		673,460.12

							1292359.25		13,747.12

10K Other Income and Expense

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 137,851		$ 101,890
							-		27,001
							161,766		91,958
							759,146		522,248
							1,466,978
							78,137
							(160,256)		(5,490)
							$ 2,443,622		$ 737,607

							$ 2,443,622		$ 737,607

							(137,851)		(101,890)
							(137,851)		(101,890)

							-		(27,002)
							-		(27,002)

							(161,766)		(91,958)
							(161,766)		(91,958)

									(327,962)
							(759,146)		(194,286)		-522,248.00
							(759,146)		(522,248)

							(1,466,978)		-
							(1,466,978)		-

							(78,137)
							(78,137)		-

							37,113		49,010
							128,121		(43,395)
							(7,120)		(1,251)
							2,075		539
							67		588		5,490.98
							160,256		5,491

							(2,443,622)		(737,607)

10K Deprec Amort Impair

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 811,339		$ -
			287,472		291,396
			672,698		753,406
			14,084		12,804
			11,990		11,971
							$ 1,797,583		$ 1,069,577

							1797582.69

							2,664.70		2,646.57
							1,806.57		1,806.60
							7,518.36		7,518.36
							11,989.63		11,971.53

							14,083.92		12,804.00
							14,083.92		12,804.00

							93,752.43		98,159.76
							193,719.84		193,236.49
							287,472.27		291,396.25

							151,300.29		165,116.88
							8,080.92		3,266.64
							61,140.87		58,326.09
							115,855.79		115,855.80
							336,320.00		410,841.00
							672,697.87		753,406.41

							811,339.00		0.00
							811,339.00		0.00

							1,797,582.69		1,069,578.19

10K Officer Stock Ownership

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 811,339		$ -
			287,472		291,396
			672,698		753,406
			14,084		12,804
			11,990		11,971
							$ 1,797,583		$ 1,069,577

							4,000,000		9.00%

							49,800		0.10%
							4,049,800

Oil and Gas Reserve Quantities

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43

			-		-		-
							-		-		-
							79,700		-		79,700
							(13,000)		-		(13,000)
			66,700		-		66,700
							6,560		88,500		95,060
							-		-		-
							(12,860)		-		(12,860)
			60,400		88,500		148,900
							-		-		-
							-		-		-
							-		-		-
			60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			60,400		1,666,000
			88,500		1,338,000
				148,900		$ 3,004,000

Corporate & Combined P&L

2009				2010				2010				2010
			12/31/09				03/31/10				06/30/10				09/30/10

41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78

320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
		449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
			0.00				0.00				0.00				0.00	0.00
14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
		2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
		30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
		200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																0.00
	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																0.00
			"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																0.00
			0.00				0.00				0.00				0.00	0.00
(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
		(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
						(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
			0.00				0.00				0.00				0.00	0.00
			0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
			0.00				0.00				0.00				0.00	0.00
(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
	7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																0.00
(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																0.00
(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

											(3,351,508.83)

Kansas

				2010

			0.00				0.00
2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
	(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
	0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

			0
0	0	0	0
			0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

																0.00

145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
			0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
			0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
	450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
			0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

				2010

																0.00
21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

																19,282.4
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

																19,492.5
																19,584.0
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

						#,##0.0_);[Re9](#,##0.0)

2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

		"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70

800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
							0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
							0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00

327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
											0.00	4,239.27	0.00		4,239.27	4,239.27
											0.00		94.04	54.55	148.59	148.59
915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12

	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
	75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
	75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
	75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25

0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40

0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
								0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
								0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28

											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	1,840.00	0.00	0.00	1,840.00	1,840.00

292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
											0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
			0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08

468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
						0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
						0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09

123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

																							09/30/08
	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08
																				2007

																								4,499,369.24	4,499,369.24
1812	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00								(185,904.15)		(185,904.15)		0.00			0.00
1813	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00										0.00		0.00
1801	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63													30,850.16
1816	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29												0.00			0.00
1817	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)										(24,539.94)		(49,079.88)
1832	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50								3,048,579.15	3,048,579.15			0.00			0.00
1833	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00								(427,962.90)		(427,962.90)			0.00		0.00
1836	579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00										0.00			1,160.00
1837	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)										(48,429.96)		(96,859.92)
	$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63										$ -	$ (72,969.90)		(113,929.64)

																								2,692,998.55	2,692,998.55
1631	1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00					(115,160.83)		(115,160.83)					0.00
1632	(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)									(41,279.22)	(13,759.74)	(82,558.53)
1633	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00												0.00
1634	(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)										(816.66)	(272.22)	(1,633.32)
	1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00												939,011.33
1761	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00					9,511,919.06	10,240,946.94	(729,027.88)					0.00
1762	(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)	(178,854.00)	(59,618.00)			(166,722.00)
1641	705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00												0.00
1642	(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)		09/30/09	06/30/09	03/31/09	12/31/08	09/30/08			(14,489.70)	(4,829.90)	(31,130.43)
1643	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)											0.00
1651	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00												0.00
1653	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)											0.00
1652	(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)		4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
1840	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00			(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)							0.00				0.00
1845	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00			(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
1847	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00												0.00
1848	(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)			2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
	$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)										$ (264,403.53)	$ (88,134.51)	596,632.01

1521	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00				7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
1522	(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)		(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
1531	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00			6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
1532	(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)									(451.65)	(150.55)	(903.27)
1541	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00									0.00			0.00
1542	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)		44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
	$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)					(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																						33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
	$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)											476,707.58

	$ (-1.#R)														9,605,207.87							8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

Balance Sheet

200.00	200.00
0.00	0.00
4,674.99	4,569.29
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00
$ 56,279.92	$ 5,657.78
$ 56,279.92	$ 5,657.78

17,964.72	14,756.12

0.00
0.00
0.00
4,976.00
1,327.00
$ 6,303.00	$ 0.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
$ 225,415.20	$ 293,507.37
$ 225,415.20	$ 293,507.37
$ 225,415.20	$ 293,507.37

0.00	0.00
0.00	0.00
$ 0.00	$ 0.00
0.00	0.00

0.00
0.00	0.00
0.00	0.00
$ 0.00	$ 0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00
$ 4,343.65	$ 2,544.00
$ 4,343.65	$ 2,544.00
$ 4,343.65	$ 2,544.00
$ 286,038.77	$ 301,709.15

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42
2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

-426,495.13	-275,194.84
-6,533.28	-3,266.64
-1,175,123.90	-838,803.90
0.00	0.00
-811,339.00
$ -2,419,491.31	$ -1,117,265.38
$ 3,092,252.14	$ 2,440,734.62

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

-125,549.53	-76,402.37
-4,814.28
$ -130,363.81	$ -76,402.37
$ 1,238,438.03	$ 1,382,529.76

2,604,270.74	2,604,270.74
-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48
$ 6,647,807.86	$ 6,256,237.86

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
-436,915.91	-243,196.07
$ 143,083.59	$ 335,643.43
$ 1,215,368.09	$ 1,407,927.93

2,200,000.00	2,200,000.00
-1,474,000.00	-1,474,000.00
$ 726,000.00	$ 726,000.00

294,479.29	294,479.29
-256,486.91	-162,734.48
$ 37,992.38	$ 131,744.81
$ 763,992.38	$ 857,744.81

147,084.79
$ 147,084.79	$ 0.00
$ 2,126,445.26	$ 2,265,672.74
$ 8,793,868.87	$ 8,553,515.98

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00
$ 56,900.00	$ 55,100.00
$ 56,900.00	$ 55,100.00
$ 9,136,807.64	$ 8,910,325.13

1,092,517.62	172,166.33
$ 1,092,517.62	$ 172,166.33
$ 1,092,517.62	$ 172,166.33

172.70
311.47
11,934.06	95,000.00
$ 12,418.23	$ 95,000.00

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84
$ 135,384.32	$ 107,904.71

227,914.30
0.00	800,000.00
$ 227,914.30	$ 800,000.00
$ 227,914.30	$ 800,000.00

66,666.59	35,000.00
0.00	7,736.07
6,688.98	3,248.38
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
38,500.00	49,500.00
10,393.87	5,568.75
$ 64,413.87	$ 68,812.62
37,500.00	16,000.00
0.00	0.00
$ 175,269.44	$ 130,797.07
$ 550,986.29	$ 1,133,701.78
$ 1,643,503.91	$ 1,305,868.11

250,000.00	125,000.00
0.00	0.00
-740,853.84	0.00
900,000.00
597,000.00
$ 756,146.16	$ 0.00

154,927.92	140,844.00
$ 154,927.92	$ 140,844.00
$ 1,161,074.08	$ 265,844.00
$ 1,161,074.08	$ 265,844.00
$ 2,804,577.99	$ 1,571,712.11

48,980.33	44,509.49
0.00	0.00
$ 48,980.33	$ 44,509.49
16,677,076.04	12,493,829.80
431,242.22	327,962.00
$ 17,108,318.26	$ 12,821,791.80
0.00	136,000.00
-5,663,688.27	-3,386,055.79
-5,161,380.67	-2,277,632.48
$ 6,332,229.65	$ 7,338,613.02
$ 9,136,807.64	$ 8,910,325.13

Balance Sheet Grouping

200.00	200.00
0.00	0.00
4,674.99	4,569.29		380.00
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00

56,279.92	5,657.78

17,964.72	14,756.12
0.00					4674.99
0.00					863.44
4,976.00					3811.55
1,327.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
0.00	0.00
0.00	0.00

0.00	0.00
0.00	0.00
0.00

225,415.20	293,507.37

0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00

4,343.65	2,544.00

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00

56,900.00	55,100.00

13,323.52	13,323.52
9,033.11	9,033.11
22,555.26	22,555.26

-6,019.72	-3,355.02
-3,613.17	-1,806.60
-15,663.25	-8,144.89		-25,296.14	-13,306.51

19,615.75	31,605.38

2,308,752.58	2,308,752.58
49,000.00	49,000.00	2,357,752.58
1,224,580.42	1,200,247.42

-1,175,123.90	-838,803.90
0.00	0.00
-426,495.13	-275,194.84
-811,339.00
-6,533.28	-3,266.64	-1,117,265.38

397,625.41
291,318.95
660,024.73
580,441.36

544,575.27	634,705.56
20,400.00	20,400.00

16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00	796,033.06

3,988.34	3,988.34

16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62

15,641.74	15,641.74

174,040.00	174,040.00
0.00	0.00

0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00

21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00

0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
0.00	0.00

0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97

15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47

0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
67,400.00	67,400.00	662,899.07

-125,549.53	-76,402.37
-4,814.28

2,604,270.74	2,604,270.74
1,600.00	1,600.00	2,605,870.74
-288,753.05	-172,897.26			-2,027,269.17	-1,366,565.01

6,647,807.86	6,256,237.86

147,084.79

2,200,000.00	2,200,000.00
294,479.29	294,479.29	2,494,479.29

-1,474,000.00	-1,474,000.00
-256,486.91	-162,734.48

1,072,284.50	1,072,284.50
0.00	0.00
579,999.50	578,839.50	1,651,124.00
-436,915.91	-243,196.07			-693,402.82	-405,930.55

2,126,445.26	2,265,672.74

9,136,807.64	8,910,325.13

1,092,517.62	172,166.33		1088706.07	3,811.55
172.70
311.47
8,845.61	95,000.00

1,101,847.40	267,166.33

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84

135,384.32	107,904.71

66,666.59	35,000.00
0.00	7,736.07
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
38,500.00	49,500.00
10,393.87	5,568.75
3,088.45
37,500.00	16,000.00
6,688.98	3,248.38

178,357.89	130,797.07

227,914.30
0.00	800,000.00

227,914.30	800,000.00

154,927.92	140,844.00

250,000.00	125,000.00

-740,853.84	0.00		740,853.84

900,000.00
597,000.00

1,161,074.08	265,844.00

48,980.33	44,509.49

48,980.33	44,509.49

16,677,076.04	12,493,829.80
431,242.22	327,962.00

17,108,318.26	12,821,791.80

QB Profit & Loss

0.00	0.00
248,979.20	192,654.43
154,900.53	127,129.02
236,915.71	159,601.01
209,960.81	162,272.29
366,553.97	257,293.75
$ 1,217,310.22	$ 898,950.50

0.00	0.00
19,165.82	21,538.61
360.44	1,568.05
6,905.67	9,338.15
12,100.21	11,244.20
3,772.84	2,702.99
5,220.88	5,546.24
42.53	72.97
270.80	714.08
3,880.73	1,297.54
1,742.23	1,082.31
10,620.13	10,916.78
6,711.25	7,550.74
1,447.78	1,375.54
744.66	4,291.39
16,896.57	5,245.74
2,127.95	3,546.13
7,125.97	7,377.94
5,524.43	9,878.74
137.27
1,891.91
0.00	30.80
1,150.74	1,369.40
399.76	712.22
2,266.31	1,274.58
$ 110,369.61	$ 108,812.41
3,621.76
$ 1,331,301.59	$ 1,007,762.91

736.40	845.69

13,633.35	21,830.82
7,340.84	13,753.79
14,049.70	18,354.10
11,285.40	17,688.63
20,455.91	29,554.43
$ 66,765.20	$ 101,181.77
334,843.84	231,805.21
203,094.61	141,683.64
41,154.22

16,868.46	2,082.90
9,948.14	8,804.11
8,609.64	4,800.53
7,096.44	23,445.04
1,662.79	567.18
194.40
0.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
2,875.00
2,600.00
$ 47,850.00	$ 41,250.00

4,496.31	6,021.91
17,322.97	11,279.39
13,083.82	8,277.15
6,727.59	2,486.53
9,487.84	7,889.47
148.59
90.00
$ 51,357.12	$ 35,954.45

776.50	546.23
776.49	433.25
776.72	1,058.78
776.75	1,705.21
776.79	1,027.70
$ 3,883.25	$ 4,771.17
0.00
2,617.26	3,167.66
1,141.36	2,973.26
3,219.48	2,124.66
4,165.49	2,307.66
2,588.81	2,474.66
$ 13,732.40	$ 13,047.90
0.00
9,991.77	3,879.89
9,856.45	3,307.72
32,197.09	11,910.15
25,637.71	14,888.34
11,402.70	5,083.98
7,838.63
8,494.93
$ 105,419.28	$ 39,070.08
600.00
1,530.00
1,530.00
$ 3,060.00	$ 600.00
0.00
1,202.50	2,734.47
2,514.50	2,570.75
2,140.58	2,846.15
3,200.50	3,068.14
875.00	2,049.47
$ 9,933.08	$ 13,268.98
0.00
6,698.20	6,084.92
2,401.60	488.15
26,648.47	20,143.85
20,323.77	16,408.16
470.73	524.90
35,889.26
22,430.06
$ 114,862.09	$ 43,649.98
0.00
1,518.83	1,489.96
1,463.83	1,371.90
1,482.96	1,525.83
1,482.96	1,486.38
1,554.70	1,482.96
$ 7,503.28	$ 7,357.03
$ 401,980.37	$ 238,669.35

5,298.60	30,000.00
-556.16	1,539.37
450.00
6,800.00
1.20	3,629.41
285.00
51.53
4,891.05
2,538.04	3,698.08
904.00
$ 2,989.24	$ 20,259.07
7,707.73
2,610.48
2,510.00	1,512.50
6,500.00
23,350.52
3,522.42	14,935.32
5,735.61	2,535.37
-1,121.64	19,487.27
5,670.00	500.00
11,173.28
$ 24,048.07	$ 142,110.91

-57,466.14	-49,993.77
-38,322.20	-27,767.67
-9,137.14	-3,685.96
-9,137.14
-6,377.43	-1,033.49
-154.80
$ -120,594.85	$ -82,480.89

5,078.83
2,012.00	1,836.00
29,098.50
$ 7,090.83	$ 30,934.50
$ 959,118.69	$ 804,750.18
$ 372,182.90	$ 203,012.73

60,000.00
150,000.00
176,000.00
17,863.64
30,227.14
$ 374,090.78	$ 60,000.00
6,000.00
7,500.00	37,500.00
775.00
$ 7,500.00	$ 44,275.00
69,347.92	93,009.09
2,307.25	806.50
27,748.80	11,700.00
50,059.14	24,750.00
1,580.84
3,937.50	2,297.43
760.00	753.00
5,450.00	2,323.00
13,815.00	1,835.00
55,975.70
$ 79,938.20	$ 8,789.27
597.00	200.00
28,731.99	23,147.53
265.00
201.50
22,173.05	1,500.00
947.25	1,303.19
2,638.55
66,702.27	56,246.67
31,129.45
32,113.39	10,680.57
$ 129,945.11	$ 66,927.24
435.33	261.53
0.00
11,965.38	5,698.90
100.00
16,973.57	165,041.62
186,306.33
200,560.00
45,000.00	39,000.00
13,931.93
$ 45,000.00	$ 52,931.93
684.00	30,252.65
27,000.00
14,000.00	14,500.00
61.53	363.98
3,794.56	2,265.93
862.29
1,828.22
160.42	175.00
256.63

10,236.84	7,274.24
3,675.78	7,830.87
4,185.46	1,238.87
216.10	3,927.83
3,559.33	2,487.79
$ 21,873.51	$ 22,759.60
827.03	950.40
4,577.50	1,088.60
5,418.75	9,694.82
$ 9,996.25	$ 10,783.42
$ 1,308,109.25	$ 673,460.12
$ -935,926.35	$ -470,447.39

37,112.90	49,010.49
128,120.83	-43,395.22
-161,766.22	-91,957.62
-1,466,978.00
-134,762.30	-101,890.34
-7,119.90	-1,250.92
-327,962.00
-759,146.16	-194,286.00
-14,083.92	-12,804.00
-27,001.92
2,075.10	538.63
-78,136.58
67.15	588.00
$ -2,454,617.10	$ -750,410.90
$ -2,454,617.10	$ -750,410.90

2,664.70	2,646.57
1,806.57	1,806.60
7,518.36	7,518.36
151,300.29	165,116.88
8,080.92	3,266.64
61,140.87	58,326.09
115,855.79	115,855.80
93,752.43	98,159.76
193,719.84	193,236.49
$ 635,839.77	$ 645,933.19

336,320.00	410,841.00
$ 336,320.00	$ 410,841.00
$ 972,159.77	$ 1,056,774.19
$ -3,426,776.87	$ -1,807,185.09
$ -4,362,703.22	$ -2,277,632.48

P&L Grouping

10

	0.00	0.00
	248,979.20	192,654.43
	154,900.53	127,129.02
	236,915.71	159,601.01
	209,960.81	162,272.29
	366,553.97	257,293.75

	1,217,310.22	898,950.50

	13,633.35	21,830.82
	7,340.84	13,753.79
	14,049.70	18,354.10
	11,285.40	17,688.63
	20,455.91	29,554.43

	66,765.20	101,181.77	474,670.62

	334,843.84	231,805.21

	334,843.84	231,805.21

	203,094.61	141,683.64

	203,094.61	141,683.64

10	612,606.57	424,279.88

20

	0.00	0.00
	19,165.82	21,538.61
	360.44	1,568.05
	6,905.67	9,338.15
	12,100.21	11,244.20
	3,772.84	2,702.99
	5,220.88	5,546.24
	42.53	72.97
	270.80	714.08
	3,880.73	1,297.54
	1,742.23	1,082.31

	10,620.13	10,916.78
	6,711.25	7,550.74
	1,447.78	1,375.54
	744.66	4,291.39
	16,896.57	5,245.74
	2,127.95	3,546.13
	7,125.97	7,377.94
	5,524.43	9,878.74
		137.27
	1,891.91
	0.00	30.80
	1,150.74	1,369.40

	399.76	712.22
	2,266.31	1,274.58
	3,621.76

	113,991.37	108,812.41

	736.40	0.00

	736.40	0.00

	41,154.22

	41,154.22	0.00

20
	72,100.75	108,812.41

30

	16,868.46	2,082.90
	9,948.14	8,804.11
	8,609.64	4,800.53
	7,096.44	23,445.04
	1,662.79	567.18
	194.40			44,379.87	39,699.76
	0.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	2,875.00
	2,600.00
	4,496.31	6,021.91
	17,322.97	11,279.39
	13,083.82	8,277.15
	6,727.59	2,486.53
	9,487.84	7,889.47
	148.59
	90.00
	776.50	546.23
	776.49	433.25
	776.72	1,058.78
	776.75	1,705.21
	776.79	1,027.70

	2,617.26	3,167.66
	1,141.36	2,973.26
	3,219.48	2,124.66
	4,165.49	2,307.66
	2,588.81	2,474.66
		0.00
	9,991.77	3,879.89
	9,856.45	3,307.72
	32,197.09	11,910.15
	25,637.71	14,888.34
	11,402.70	5,083.98
	7,838.63
	8,494.93
		600.00
	1,530.00
	1,530.00

	1,202.50	2,734.47
	2,514.50	2,570.75
	2,140.58	2,846.15
	3,200.50	3,068.14
	875.00	2,049.47

	6,698.20	6,084.92
	2,401.60	488.15
	26,648.47	20,143.85
	20,323.77	16,408.16
	470.73	524.90
	35,889.26
	22,430.06

	1,518.83	1,489.96
	1,463.83	1,371.90
	1,482.96	1,525.83
	1,482.96	1,486.38
	1,554.70	1,482.96
	-57,466.14	-49,993.77
	-38,322.20	-27,767.67
	-9,137.14	-3,685.96
	-9,137.14
	-6,377.43	-1,033.49
	-154.80
	5,078.83

	286,464.35	156,188.46

	0.00	845.69
	5,298.60	30,000.00
	-556.16	1,539.37
	450.00
		6,800.00
	1.20	3,629.41
		285.00
		51.53
		4,891.05
	2,538.04	3,698.08
		904.00		7,731.68	51,798.44
		7,707.73		52,111.55	91,498.20
		2,610.48
	2,510.00	1,512.50
		6,500.00
		23,350.52
	3,522.42	14,935.32
	5,735.61	2,535.37
	-1,121.64	19,487.27
	5,670.00	500.00
		11,173.28
	2,012.00	1,836.00
		29,098.50

	26,060.07	173,891.10

40

	2,664.70	2,646.57
	1,806.57	1,806.60
	7,518.36	7,518.36
	151,300.29	165,116.88
	8,080.92	3,266.64
	14,083.92	12,804.00	26,073.55	24,775.53
	61,140.87	58,326.09
	115,855.79	115,855.80
	93,752.43	98,159.76
	193,719.84	193,236.49
	336,320.00	410,841.00
	811,339.00
	1,797,582.69	1,069,578.19	1,771,509.14	1,044,802.66

		60,000.00
	150,000.00
	176,000.00
	17,863.64
	30,227.14
		6,000.00
	7,500.00	37,500.00
		775.00
	69,347.92	93,009.09
	2,307.25	806.50
	27,748.80	11,700.00
	34,309.14	24,750.00
		1,580.84
	3,937.50	2,297.43
	760.00	753.00
	5,450.00	2,323.00
	13,815.00	1,835.00
	55,975.70
	597.00	200.00
	28,731.99	23,147.53
		265.00
		201.50
	22,173.05	1,500.00
	947.25	1,303.19
		2,638.55
	66,702.27	56,246.67
	31,129.45
	32,113.39	10,680.57
	435.33	261.53
	0.00
	11,965.38	5,698.90
		100.00
	16,973.57	165,041.62
	186,306.33
	200,560.00
	45,000.00	39,000.00
		13,931.93
	684.00	30,252.65
		27,000.00
	14,000.00	14,500.00
	61.53	363.98
	3,794.56	2,265.93
		862.29
	1,828.22
	160.42	175.00
	256.63
	10,236.84	7,274.24
	3,675.78	7,830.87
	4,185.46	1,238.87
	216.10	3,927.83
	3,559.33	2,487.79
	827.03	950.40
	4,577.50	1,088.60
	5,418.75	9,694.82

	1,292,359.25	673,460.12

50

	37,112.90	49,010.49
	128,120.83	-43,395.22
	-161,766.22	-91,957.62
	-1,466,978.00
	-137,850.75	-101,890.34
	-7,119.90	-1,250.92
		-327,962.00
	-759,146.16	-194,286.00	-522,248.00
		-27,001.92
	2,075.10	538.63
	-78,136.58
	67.15	588.00

	-2,443,621.63	-737,606.90

50

P&L

10
		(1,217,310.22)

		66,765.20

		334,843.84

		203,094.61

10			(612,606.57)

20
		(113,991.37)

		41,154.22

	20		(72,837.15)

30
		286,464.35

		26,796.47

40
		986,243.69

		1,308,109.25

50

		(37,112.90)
		(128,120.83)
		161,766.22
		1,466,978.00
		137,850.75
		7,119.90
		-
		759,146.16
		-
		(2,075.10)
		78,136.58
		(67.15)

			2,443,621.63

50

			4,365,791.67

Included in Salaries, Wages and Compensation is a non-cash Stock Option grant in the amount of $200,560 awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan.  Officers previously compensated at less than market rate were paid in full during the year ended September 30, 2010.

Other Income and Expense:  Detail of the aggregate of this classification is disclosed in the following table:

Balance Sheet 10K

	$ 56,280		$ 5,658

	225,415		293,507.37
	4,344		2,544
286,039		301,709.37			(256,487)		(162,734)
									(436,916)	(243,196)
					(693,403)		(405,931)

	2,126,445		2,265,672.74			(2,419,491)		(1,117,265)
						(130,364)		(76,402)
						(288,753)		(172,897)
	6,647,808		6,256,237.86			(2,838,608)		(1,366,565)

	19,616		31,605.38			(6,020)		(3,355)
8,793,869		8,553,515.98			(3,613)		(1,807)
									(15,663)	(8,145)
56,900		55,100			(25,296)		(13,307)

$ 9,136,808		$ 8,910,325

	$ 1,101,847		$ 267,165
	135,384.32		107,904.71
	178,357.89		130,797.07
	227,914.3		800,000
1,643,503.91		1,305,867.11
1,161,074.08		265,844

2,804,577.99		1,571,711.11

-		-

	-		-

	48,980		44,509.49
	17,108,319		12,821,792
	-		136,000
	(10,825,069)		(5,663,688)
6,332,229.932		7,338,613.49

$ 9,136,808		$ 8,910,325

				$ 0		$ (0.75)

Stmt of Operations 10K

	$ 612,607		$ 479,598
	72,101		108,812
				684,707	588,410

	-		-
	286,464		211,507
	26,060		187,638
	1,797,583		1,069,577
	1,292,359		659,714
	2,443,622		737,607
5,846,088		2,866,043

$ (5,161,381)		$ (2,277,633)

-		-
-		-

$ (5,161,381)		$ (2,277,633)

$ (5,161,381)		$ (2,277,633)

$ (0.11)		$ (0.05)

47,512,481		43,699,043

Chg in Stockholder Equity 10K

42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,100
25,000	25	16,725			16,750
					-
74,575	74	74,184		(47,559)	26,699
51,000	51	20,859			20,910
1,000,000	1,000	199,000		-	200,000
				14,555	14,555
85,400	85	14,470		(14,555)	-
40,000	40	7,960			8,000
49,800	50	7,420			7,470
139,167	139	28,199		-	28,338

				136,000	136,000
203,625	204	40,521		-	40,725
30,000	30	11,670			11,700
			(2,277,633)		(2,277,633)
	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614
30,000	30	11,670	-	-	11,700
30,000	30	11,670	-	-	11,700
544,000	544	135,456	-	(136,000)	-
-	-	900,000	-	-	900,000
1,398,065	1,398	(1,398)	-	-	(0)
713,322	713	(713)	-	-	0
1,600,000	1,600	853,543	-	-	855,143
		1,466,978	-		1,466,978
21,666	22	16,228	-	-	16,250
		600,000	-		600,000
11,000	11	5,159	-	-	5,170
10,000	10	1,900	-	-	1,910
112,777	113	33,721	-	-	33,833
			200,560	-		200,560
			51,753			51,753
			(5,161,381)		(5,161,381)
	48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231

Stmt of Cash Flows10K

	$ (5,161,381)		$ (2,277,633)

		-		1,249,259
		-		12,804
				-

		-		311,147
				-		-
		-		-
		68,092		120,355
		(1,800)		13,483
		(1,800)		-
		834,682		(209,030)
		75,040		533,561
		-		-
	(4,187,167)		(246,054)

	(1,941,750)		(18,600)
	(148,245)		(1,160)
				-
	-		(11,211)
	(2,089,995)		(30,971)

	-		200,000
	-		-
				-
	-		200,000

(6,277,162)		(77,025)

5,658		82,683

$ (6,271,504)		$ 5,658

			$ -
	$ -		$ 96,000

				37,112.90		49,010.49
				128,120.83		-43,395.22
				-161,766.22		-91,957.62
				-1,466,978.00
				-137,850.75		-101,890.34
				-7,119.90		-1,250.92
						-327,962.00
				-759,146.16		-194,286.00
						-27,001.92
				2,075.10		538.63
				-78,136.58
				67.15		588.00

				-2,443,621.63	-737,606.90

BS for Cash Flow Prep

	$ 56,280		$ 5,658		$ (50,622)

	225,415		293,507.37		68,092.17
	4,344		2,544		-1,799.65
286,039		301,709.37

	2,126,445		2,265,672.74		139,227.48

	6,647,808		6,256,237.86		-391,570

	19,616		31,605.38		11,989.63
8,793,869		8,553,515.98

56,900		55,100		-1,800

$ 9,136,808		$ 8,910,325

	$ 1,101,847		$ 267,165		$ 834,682
	135,384.32		107,904.71		27,479.61
	178,357.89		130,797.07		47,560.82	$ 75,040

	227,914.3		800,000		-572,085.7
1,643,503.91		1,305,867.11
1,161,074.08		265,844		895,230.08

2,804,577.99		1,571,711.11

-		-

	-		-

	48,980		44,509.49		$ 4,470
	17,108,319		12,821,792		$ 4,286,527
	-		136,000		$ (136,000)
	(10,825,069)		(5,663,688)		$ (5,161,381)
6,332,229.932		7,338,613.49

$ 9,136,808		$ 8,910,325		$ 1

				$ 0		$ (0.75)

Chg in Stockholder Equity 1 (2)

	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614							7,338,614
													-
30,000	30	11,670	-	-	11,700	11,700					11,700
30,000	30	11,670	-	-	11,700	11,700					11,700
544,000	544	135,456	-	(136,000)	-						-
-	-	900,000	-	-	900,000						-
													-
1,398,065	1,398	(1,398)	-	-	(0)						-
713,322	713	(713)	-	-	0						-
1,600,000	1,600	853,543	-	-	855,143						-
		1,466,978	-		1,466,978				1,466,978		1,466,978
													-
21,666	22	16,228	-	-	16,250		16,250				16,250
		600,000	-		600,000						-
11,000	11	5,159	-	-	5,170	5,170					5,170
10,000	10	1,900	-	-	1,910						-
													-
112,777	113	33,721	-	-	33,833		33,833				33,833
			200,560	-		200,560				200,560			200,560
			51,753			51,753							-
			(5,161,381)		(5,161,381)					(5,161,381)	(5,161,381)
	48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231		28,570	50,083	200,560	1,466,978	(5,161,381)	3,923,424

Stmt of Cash Flow worksheet

	$ (5,161,381)		$ (2,277,633)

		1,797,583		1,249,259
				23,953
			(119,763)
			-	(119,763)	-

			(1,474,000)
			(1,474,000)	-	-

			140,844
			154,928	14,084	12,804

				-	311,147

				-	-

			293,507
			119,763
			225,415
			-	187,855	96,402

			2,544
			4,344	(1,800)	13,483

			55,100
			56,900	(1,800)

			267,166
			1,101,847	834,681	(209,030)

			238,702
			313,742	75,040	533,561

			-
			-	-	-

	(2,375,500)		(246,054)

	(2,069,599)		(18,600)

	(148,245)		(1,160)

	-		(11,211)

	(2,217,844)		(30,971)

	-		200,000

	-		-
			1,065,844
			1,388,988	323,144
	323,144		200,000

(4,270,200)		(77,025)

5,658		82,683

$ (4,264,542)		$ 5,658

	$ -		$ -
	$ -		$ 96,000

CFS Worksheet

	$ 56,280		$ 5,658		50,621.92

	225,415		293,507.37
				-		119,763
				-		-119,764	68,091.17

	4,344		2,544		-1,799.65
286,039		301,708.37

	2,126,445		2,265,672.74		-139,227.48
					0
				1,474,000		1,474,000	0
				(1,474,000)		(1,474,000)	0

	6,647,808		6,256,237.86
				1,608,152		1,117,265
				130,364		76,402
				288,753		172,897	-1,052,274.16
				(1,608,152)		-1,117,265.38
				(130,364)		-76,402.37
				(288,753)		-172,897.26	660,704.16
				6,647,808		6,256,238

	19,616		31,605.38
				6,020		3,355
				3,613		1,807
				15,663		8,145	0
				(6,020)		(3,355)
				(3,613)		(1,807)
				(15,663)		(8,145)	11,989.63
				19,616		31,605

8,793,869		8,553,516

56,900		55,100		-1,800

$ 9,136,808		$ 8,910,324

	$ 1,101,847		$ 267,166		834,681.07

	135,384.32		107,904.71
	178,357.89		130,797.07		75,040.43

	227,914.3		800,000		-572,085.7
1,643,503.91		1,305,868.11
				154,927.92		140,844	14,083.92
				250,000		125,000	125,000
				-740,853.84		0	740,853.84
				900,000
				597,000			1,497,000
1,161,074.08		265,844		2,376,937.76

2,804,577.99		1,571,712.11

-		-

	-		-		0
					0
							0
	48,981		44,509.49		-4,471.332
	17,108,318		12,821,792		-4,286,526.26
	-		136,000		136,000
	(10,825,069)		-5,663,688		5,161,380.67
6,332,230.412		7,338,613.49

$ 9,136,808		$ 8,910,326

				$ 1

Wtd Avg Number of Shares

		06/30/04			66,000,000	66,000,000
		09/30/04				66,000,000
		12/31/04				66,000,000
		03/31/05				66,000,000
		06/30/05				66,000,000
		09/30/05				66,000,000
		12/31/05				66,000,000
		03/31/06				66,000,000
		06/30/06			24,000,000	90,000,000
		09/30/06				90,000,000
		12/31/06				90,000,000
		03/31/07				90,000,000
		06/21/07				90,000,000
					(56,000,000)	34,000,000
					2,882,659	36,882,659
		09/30/07				36,882,659
						36,882,659	108	3,983,327,172
		01/16/08			2,666,667	39,549,326	47	1,858,818,322
		03/03/08			50,000	39,599,326	28	1,108,781,128
		03/31/08			1,024,727	40,624,053	16	649,984,848
		03/31/08				40,624,053
		04/16/08			900,000	41,524,053
		04/16/08			599,939	42,123,992	19	800,355,848
		05/05/08			25,000	42,148,992	2	84,297,984
		05/07/08			50,000	42,198,992	2	84,397,984
		05/09/08			399,962	42,598,954	52	2,215,145,608
		06/30/08				42,598,954	3	127,796,862
		07/03/08			211,975	42,810,929	89	3,810,172,681
		09/30/08				42,810,929	366	14,723,078,437	40,226,990
		10/31/08				42,810,929	31	1,327,138,799
		10/31/08			25,000	42,835,929	61	2,612,991,669
		12/31/08				42,835,929	92	3,940,130,468	42,827,505
		12/31/08				42,835,929	12	514,031,148			42,810,929	31	1,327,138,799
		01/12/09			125,575	42,961,504	24	1,031,076,096			42,835,928	73	3,127,022,744
		02/05/09			1,000,000	43,961,504	54	2,373,921,216			42,961,504	24	1,031,076,096
		03/31/09				43,961,504		0			43,961,504	54	2,373,921,216
		03/31/09				43,961,504	90	3,919,028,460	43,544,761		43,961,504	182	7,859,158,855	43,182,192
		03/31/09				43,961,504	20	879,230,080			43,961,504	20	879,230,080
		04/20/09			85,400	44,046,904	30	1,321,407,120			44,046,904	30	1,321,407,120
		05/20/09			40,000	44,086,904	15	661,303,560			44,086,904	15	661,303,560
		06/04/09			49,800	44,136,704	26	1,147,554,304			44,136,704	26	1,147,554,304
		06/30/09				44,136,704	91	4,009,495,064	44,060,385		44,136,704	273	11,868,653,919	43,474,923

		06/30/09				44,136,704	30	1,324,101,120			44,136,704	30	1,324,101,120
		07/30/09			14,167	44,150,871	1	44,150,871			44,150,871	1	44,150,871
		07/31/09			125,000	44,275,871	4	177,103,484			44,275,871	4	177,103,484
		08/04/09			203,625	44,479,496	30	1,334,384,880			44,479,496	30	1,334,384,880
		09/03/09			30,000	44,509,496	27	1,201,756,392			44,509,496	27	1,201,756,392
		09/30/09				44,509,496	92	4,081,496,747	44,364,095			365	15,950,150,666	43,699,043

		09/30/09				44,509,496	2	89,018,992			44,509,496	2	89,018,992
11,700	0.39	10/02/09			30,000	44,539,496	28	1,247,105,888			44,539,496	28	1,247,105,888
11,700	0.39	10/30/09			30,000	44,569,496	17	757,681,432			44,569,496	17	757,681,432
136,000	0.25	11/16/09			544,000	45,113,496	45	2,030,107,320			45,113,496	45	2,030,107,320
		12/31/09				45,113,496	92	4,123,913,632	44,825,148			92	4,123,913,632	44,825,148
		12/31/09				45,113,496	12	541,361,952				12	541,361,952
286,957	0.21	01/12/10			1,395,965	46,509,461	15	697,641,915				15	697,641,915		44,509,496.00
	-	01/27/10			713,322	47,222,783	12	566,673,396				12	566,673,396		48,980,326.00
	-	02/08/10			2,100	47,224,883	17	802,823,011				17	802,823,011
	-	02/25/10			1,600,000	48,824,883	34	1,660,046,022				34	1,660,046,022		4,470,830.00
		03/31/10				48,824,883	90	4,268,546,296	47,428,292			182	8,392,459,928	46,112,417
		03/31/10				48,824,883	1	48,824,883				1	48,824,883
	-	04/01/10			21,666	48,846,549	33	1,611,936,117				33	1,611,936,117
	-	05/04/10			11,000	48,857,549	55	2,687,165,195				55	2,687,165,195
3,000	0.30	06/28/10			10,000	48,867,549	2	97,735,098				2	97,735,098
		06/30/10				48,867,549	91	4,445,661,293	48,853,421			273	12,838,121,221	47,026,085
		06/30/10				48,867,549	20	977,350,980				20	977,350,980
33,833	0.30	07/20/10			112,777	48,980,326	72	3,526,583,472				72	3,526,583,472
	07/23/10		23,971	49,004,297	0	0				0	0
		08/03/10			(2,092)	49,002,205	0	0				0	0
		08/03/10			(1,046)	49,001,159	0	0				0	0
		08/13/10			(13,889)	48,987,270	0					0	0
		08/13/10			(6,944)	48,980,326	0	0				0	0
		09/30/10				48,980,326	92	3,526,583,472	38,332,429			365	17,342,055,673	47,512,481
							365

						4,000,000	8.17%
						49,800	0.10%
						1,000	0.00%

Note 3 Trade Accts Rec

		$ -		$ 283,485		$ 283,485
		-		(119,763)		$ (119,763)
193,297	109,074			$ (84,223)
		6,533		5,955		$ (579)
25,585	14,756			$ (10,829)
	$ 225,415		$ 293,507		$ 68,092

Note 4 Unproved Prop Impairment

$ 2,494,479	$ 2,494,479		$ -
		(1,474,000)	(1,474,000)	-
		(256,487)	(162,734)	93,752
$ 763,992	$ 857,745		$ 93,752

$ 1,652,284	$ 1,651,124		(1,160)
		(436,916)	(243,196)	193,720
$ 1,215,368	$ 1,407,928		$ 192,560

$ 147,085	$ -		$ (147,085)
		-	-
$ 147,085	$ -		$ (147,085)

$ 2,126,445	$ 2,265,673		$ 139,227

		147,084.79

		2,200,000.00	2,200,000.00
		294,479.29	294,479.29	(148,245)
				287,472
		-1,474,000.00	-1,474,000.00	139,227
		-256,486.91	-162,734.48

		1,072,284.50	1,072,284.50
		0.00	0.00
		579,999.50	578,839.50
		-436,915.91	-243,196.07

		2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

	$ 2,357,753		$ 2,357,753			$ -
	1,224,580		1,200,247			(24,333)
	1,929,410		-			(1,929,410)
	(2,419,491)		(1,117,265)			1,302,226
$ 3,092,252		$ 2,440,735			$ (651,518)

	$ 705,903		$ 796,033			$ 90,130
	662,899		662,899			-
	(130,364)		(76,402)			$ 53,961
$ 1,238,438		$ 1,382,530
								$ -

				$ 2,605,871		$ 2,605,871		$ -
				(288,753)		(172,897)		(115,856)
$ 2,317,118		$ 2,432,973			$ (115,856)

				$ 6,647,808		$ 6,256,238		$ 391,570

								(2,069,599)
								90,130
								1,240,332
								(739,137)

				2,308,752.58		2,308,752.58
				49,000.00		49,000.00	2,357,752.58
				1,224,580.42		1,200,247.42

				-1,175,123.90		-838,803.90
				0.00		0.00
				-426,495.13		-275,194.84
				-6,533.28		-3,266.64	-1,117,265.38

				397,625.41
				291,318.95
				660,024.73
				580,441.36

				544,575.27		634,705.56
				20,400.00		20,400.00

				16,275.00		16,275.00
				17,141.25		17,141.25
				22,100.00		22,100.00
				16,406.25		16,406.25
				12,547.50		12,547.50
				15,172.50		15,172.50
				21,760.00		21,760.00
				19,525.00		19,525.00	796,033.06

				3,988.34		3,988.34

				16,755.58		16,755.58
				16,798.56		16,798.56
				15,204.55		15,204.55
				18,964.99		18,964.99
				15,436.47		15,436.47
				14,263.87		14,263.87
				5,639.62		5,639.62

				15,641.74		15,641.74

				174,040.00		174,040.00
				0.00		0.00

				0.00		0.00
				16,800.00		16,800.00
				0.00		0.00
				0.00		0.00
				13,203.75		13,203.75
				13,912.50		13,912.50
				22,100.00		22,100.00

				21,760.00		21,760.00
				0.00		0.00
				0.00		0.00
				16,800.00		16,800.00
				15,172.50		15,172.50
				21,080.00		21,080.00
				0.00		0.00
				0.00		0.00
				19,880.00		19,880.00

				0.00		0.00
				21,300.00		21,300.00
				21,760.00		21,760.00
				-34,747.50		-34,747.50
				0.00		0.00

				0.00		0.00
				3,248.16		3,248.16
				0.00		0.00
				0.00		0.00
				11,307.50		11,307.50
				12,908.83		12,908.83
				1,921.25		1,921.25
				15,402.97		15,402.97

				15,336.13		15,336.13
				0.00		0.00
				0.00		0.00
				3,748.13		3,748.13
				14,873.51		14,873.51
				16,655.04		16,655.04
				0.00		0.00
				0.00		0.00
				16,999.47		16,999.47

				0.00		0.00
				15,413.11		15,413.11
				1,930.00		1,930.00
				0.00		0.00
				67,400.00		67,400.00	662,899.07

				-125,549.53		-76,402.37
				-4,814.28

				2,604,270.74		2,604,270.74
				1,600.00		1,600.00	2,605,870.74
				-288,753.05		-172,897.26

				0.00		7,459,146.86

Note 6 Other LT Assets

		$ 1,500	$ 1,500	$ -
		5,400	3,600	(1,800)
		50,000	50,000	-
$ 56,900	$ 55,100		$ (1,800)

Note 8-Long Term Liabilities

	$ 154,928		$ 140,844
				1,497,000	-
				(740,854)	-
-
-
$ 911,074		$ 140,844

Note 8 Asset Retirement Obl

$ 140,844	$ 128,040
-	-
-	-
		14,084	12,804
-	-
		$ 154,928	$ 140,844

Note 13 - Income tax

5	1	1	22.71	4.29		14	2	14	2	13	2	13	2	13	109

						$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (5,161,381)		$ (10,825,068)
				-		-		-		-		-
					-		1,474,000		-		-		1,474,000
					-		129,106		370,776		-		499,882
					-		-		102,804		-		102,804
				-		-		-		-		-
													-
					-		-		522,248		759,146		1,281,394
					40,000		4,154		750		-		44,904
						$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (4,402,235)		$ (7,422,084)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%

							$ 32,433		$ 6,211	0.2%
	September 30, 2007						185,280		35,481	0.2%
	September 30, 2008						1,521,082		291,287	0.2%
	September 30, 2009						1,281,054		245,321	0.2%
	September 30, 2010						4,402,235		840,827	0.2%
				$ 7,422,084		$ 1,419,127
						(578,300)
							$ 840,827

Stock Prices

11/12/2009	0.27	0.27	0.22	0.26	110,100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35,000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118,400	0.29
11/10/2009	0.26	0.27	0.25	0.26	64,700	0.26
11/13/2009	0.26	0.27	0.25	0.25	22,200	0.25
11/17/2009	0.25	0.27	0.25	0.27	36,600	0.27
11/11/2009	0.25	0.28	0.25	0.27	26,200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56,900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55,200	0.26
11/6/2009	0.26	0.27	0.26	0.26	35,900	0.26
11/18/2009	0.26	0.27	0.26	0.26	19,000	0.26
10/20/2009	0.27	0.28	0.26	0.27	62,000	0.27
10/28/2009	0.28	0.28	0.26	0.27	82,700	0.27
11/2/2009	0.27	0.28	0.26	0.26	65,900	0.26
11/3/2009	0.26	0.28	0.26	0.26	40,300	0.26
11/4/2009	0.26	0.28	0.26	0.27	48,600	0.27
11/9/2009	0.26	0.28	0.26	0.27	36,600	0.27
10/21/2009	0.27	0.29	0.26	0.28	136,700	0.28
11/5/2009	0.26	0.29	0.26	0.26	28,900	0.26
11/24/2009	0.26	0.29	0.26	0.27	45,700	0.27
10/19/2009	0.3	0.31	0.26	0.28	269,100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491,700	0.33
10/22/2009	0.29	0.3	0.27	0.28	83,200	0.28
10/27/2009	0.27	0.3	0.27	0.28	35,300	0.28
10/29/2009	0.27	0.3	0.27	0.28	53,900	0.28
10/30/2009	0.3	0.3	0.27	0.27	58,800	0.27
10/23/2009	0.28	0.3	0.28	0.28	65,400	0.28
10/26/2009	0.28	0.3	0.28	0.28	42,800	0.28
10/12/2009	0.31	0.33	0.28	0.29	130,200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66,400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75,400	0.3
10/9/2009	0.32	0.32	0.3	0.31	64,600	0.31
10/16/2009	0.3	0.32	0.3	0.31	231,600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59,600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185,100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69,900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136,600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110,400	0.35
10/1/2009	0.36	0.37	0.35	0.36	93,500	0.36
10/2/2009	0.35	0.37	0.35	0.37	68,500	0.37
10/5/2009	0.37	0.38	0.35	0.36	55,900	0.36
11/30/2009	0.37	0.44	0.35	0.44	396,300	0.44
12/8/2009	0.38	0.44	0.35	0.43	456,700	0.43
11/27/2009	0.37	0.39	0.36	0.38	79,900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379,100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495,200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227,200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433,900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234,300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438,100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2,828,900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961,800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1,267,800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429,400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546,200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181,500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647,400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1,370,100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2,502,800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1,123,200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915,200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858,000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625,400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965,400	0.88

1/27/2010	0.8	1.18	0.8	1.15	4,125,900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5,650,500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1,595,700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923,600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682,000	1.06
3/31/2010	1.01	1.02	1	1.02	338,900	1.02
3/4/2010	1.01	1.05	1	1.02	1,168,700	1.02
3/30/2010	1.05	1.08	1	1.01	354,600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1,009,000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376,300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1,861,400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417,200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426,100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3,622,400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166,200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4,281,400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251,400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283,200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142,200	1.11
1/29/2010	1.17	1.19	1.1	1.1	821,000	1.1
3/18/2010	1.16	1.19	1.1	1.16	362,100	1.16
1/5/2010	1.11	1.41	1.1	1.4	5,095,100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2,034,300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1,755,600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400,300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475,300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1,059,500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1,585,300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2,781,200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959,800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743,300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381,000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846,400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222,200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1,220,100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801,400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590,000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1,885,800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303,200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334,000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2,402,900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4,024,000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3,196,900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1,363,400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1,085,400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1,526,400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2,471,900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5,083,900	1.9
1/11/2010	1.55	1.66	1.55	1.64	2,155,000	1.64
1/14/2010	1.58	1.66	1.55	1.65	1,582,500	1.65
2/9/2010	1.79	1.8	1.56	1.75	2,203,000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1,814,900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562,500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1,036,700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1,882,100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1,731,700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1,442,800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820,900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526,400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1,801,000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3,096,500	2.12

6/30/2010	0.31	0.34	0.3	0.34	109,700	0.34
6/25/2010	0.32	0.34	0.32	0.32	64,700	0.32
6/29/2010	0.32	0.34	0.32	0.33	103,400	0.33
6/28/2010	0.32	0.35	0.32	0.32	78,300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161,000	0.32
6/22/2010	0.37	0.37	0.35	0.35	107,300	0.35
6/23/2010	0.35	0.37	0.35	0.35	50,900	0.35
6/21/2010	0.37	0.37	0.36	0.37	92,000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97,100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668,500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88,100	0.41
5/25/2010	0.43	0.44	0.41	0.41	160,300	0.41
6/9/2010	0.41	0.44	0.41	0.41	90,800	0.41
6/15/2010	0.44	0.44	0.41	0.42	72,300	0.42
5/26/2010	0.45	0.45	0.41	0.45	90,600	0.45
6/7/2010	0.42	0.45	0.41	0.41	49,400	0.41
6/8/2010	0.41	0.45	0.41	0.45	54,000	0.45
6/14/2010	0.44	0.45	0.43	0.44	57,600	0.44
5/24/2010	0.46	0.46	0.41	0.43	119,400	0.43
6/10/2010	0.42	0.46	0.41	0.44	125,700	0.44
6/4/2010	0.43	0.46	0.42	0.42	118,900	0.42
6/3/2010	0.45	0.46	0.43	0.46	106,500	0.46
6/11/2010	0.44	0.46	0.44	0.45	56,600	0.45
5/21/2010	0.43	0.47	0.43	0.46	167,800	0.46
5/5/2010	0.45	0.48	0.42	0.44	500,300	0.44
5/27/2010	0.45	0.48	0.44	0.47	103,000	0.47
6/2/2010	0.49	0.49	0.42	0.45	86,100	0.45
6/1/2010	0.49	0.49	0.43	0.44	141,700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219,800	0.43
5/28/2010	0.49	0.5	0.44	0.48	124,000	0.48
5/6/2010	0.43	0.52	0.42	0.46	501,900	0.46
5/4/2010	0.51	0.52	0.47	0.47	1,186,900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156,000	0.5
5/17/2010	0.52	0.53	0.48	0.52	170,600	0.52
5/18/2010	0.53	0.53	0.48	0.52	86,100	0.52
5/14/2010	0.55	0.55	0.5	0.52	134,100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191,100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108,400	0.54
5/7/2010	0.5	0.63	0.48	0.58	548,700	0.58
5/3/2010	0.63	0.63	0.53	0.58	336,900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275,800	0.56
4/28/2010	0.66	0.67	0.62	0.63	319,200	0.63
4/29/2010	0.61	0.68	0.6	0.67	317,700	0.67
5/10/2010	0.62	0.68	0.6	0.63	620,300	0.63
4/30/2010	0.69	0.69	0.6	0.61	358,300	0.61
4/27/2010	0.69	0.7	0.66	0.68	362,100	0.68
4/21/2010	0.73	0.75	0.7	0.7	211,000	0.7
4/23/2010	0.7	0.75	0.7	0.74	227,300	0.74
4/26/2010	0.74	0.75	0.7	0.7	263,600	0.7
4/20/2010	0.73	0.77	0.71	0.71	276,200	0.71
4/22/2010	0.75	0.78	0.7	0.7	283,000	0.7
4/13/2010	0.79	0.82	0.72	0.72	517,400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362,300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270,900	0.82
4/12/2010	0.84	0.88	0.81	0.81	381,600	0.81
4/9/2010	0.87	0.9	0.8	0.85	1,329,000	0.85
4/8/2010	0.99	1	0.88	0.91	846,300	0.91
4/7/2010	1	1.02	1	1.01	270,000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188,800	1.02
4/15/2010	1.01	1.05	0.77	0.85	1,339,300	0.85
4/1/2010	1.02	1.05	1.02	1.05	242,400	1.05
4/14/2010	0.73	1.07	0.58	0.99	3,535,400	0.99
4/5/2010	1.05	1.08	1.01	1.03	258,800	1.03

9/7/2010	0.2	0.2	0.19	0.2	92,600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165,500	0.21
9/15/2010	0.2	0.2	0.2	0.2	46,800	0.2
9/16/2010	0.2	0.2	0.2	0.2	70,600	0.2
9/28/2010	0.2	0.2	0.2	0.2	54,100	0.2
8/31/2010	0.21	0.21	0.2	0.21	102,600	0.21
9/1/2010	0.21	0.21	0.2	0.2	130,500	0.2
9/3/2010	0.21	0.21	0.2	0.2	54,100	0.2
9/8/2010	0.2	0.21	0.2	0.2	35,800	0.2
9/9/2010	0.21	0.21	0.2	0.2	85,800	0.2
9/10/2010	0.21	0.21	0.2	0.2	74,300	0.2
9/13/2010	0.2	0.21	0.2	0.21	87,000	0.21
9/17/2010	0.2	0.21	0.2	0.21	158,800	0.21
9/20/2010	0.21	0.21	0.2	0.21	63,800	0.21
9/21/2010	0.21	0.21	0.2	0.2	69,200	0.2
9/22/2010	0.2	0.21	0.2	0.21	97,100	0.21
9/23/2010	0.2	0.21	0.2	0.2	98,600	0.2
9/24/2010	0.2	0.21	0.2	0.2	54,500	0.2
9/27/2010	0.2	0.21	0.2	0.2	61,200	0.2
9/29/2010	0.2	0.21	0.2	0.21	155,200	0.21
8/23/2010	0.22	0.22	0.2	0.2	83,400	0.2
8/24/2010	0.2	0.22	0.2	0.2	64,000	0.2
8/25/2010	0.22	0.22	0.2	0.21	96,700	0.21
8/26/2010	0.2	0.22	0.2	0.22	112,500	0.22
8/27/2010	0.2	0.22	0.2	0.2	66,600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52,900	0.21
9/14/2010	0.22	0.22	0.2	0.2	133,600	0.2
9/30/2010	0.21	0.34	0.2	0.3	737,000	0.3
7/15/2010	0.21	0.22	0.21	0.21	119,100	0.21
7/29/2010	0.22	0.22	0.21	0.22	190,500	0.22
7/30/2010	0.22	0.22	0.21	0.22	71,800	0.22
8/2/2010	0.22	0.22	0.21	0.22	230,800	0.22
8/3/2010	0.21	0.22	0.21	0.21	79,600	0.21
8/4/2010	0.21	0.22	0.21	0.21	124,100	0.21
8/5/2010	0.21	0.22	0.21	0.21	52,200	0.21
8/19/2010	0.21	0.22	0.21	0.22	35,800	0.22
8/16/2010	0.23	0.23	0.21	0.22	100,400	0.22
8/17/2010	0.21	0.23	0.21	0.21	74,100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34,200	0.23
7/14/2010	0.24	0.24	0.21	0.22	363,000	0.22
7/16/2010	0.21	0.25	0.21	0.23	137,600	0.23
8/6/2010	0.21	0.25	0.21	0.24	142,600	0.24
8/20/2010	0.22	0.22	0.22	0.22	99,900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183,200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165,100	0.22
7/22/2010	0.22	0.25	0.22	0.23	193,300	0.23
7/23/2010	0.23	0.25	0.22	0.24	160,900	0.24
7/26/2010	0.25	0.25	0.22	0.23	224,200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50,000	0.24
8/10/2010	0.22	0.25	0.22	0.23	86,200	0.23
8/13/2010	0.25	0.25	0.22	0.23	286,200	0.23
7/19/2010	0.25	0.25	0.23	0.23	272,000	0.23
7/20/2010	0.25	0.25	0.23	0.24	99,300	0.24
7/21/2010	0.25	0.25	0.23	0.25	270,300	0.25
8/11/2010	0.23	0.25	0.23	0.23	101,000	0.23
8/12/2010	0.23	0.25	0.23	0.25	55,900	0.25
7/13/2010	0.26	0.26	0.24	0.24	236,300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266,600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181,500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153,800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55,300	0.28
7/2/2010	0.29	0.3	0.27	0.27	83,100	0.27
7/6/2010	0.27	0.3	0.27	0.3	226,200	0.3
7/1/2010	0.3	0.34	0.28	0.29	80,100	0.29

12/31/2008	0.13	0.15	0.13	0.14	205000	0.14
12/30/2008	0.22	0.24	0.15	0.16	182800	0.16
12/23/2008	0.2	0.22	0.2	0.22	84900	0.22
12/26/2008	0.21	0.22	0.2	0.22	49200	0.22
12/22/2008	0.22	0.27	0.2	0.2	85000	0.2
12/10/2008	0.25	0.3	0.2	0.26	83100	0.26
12/24/2008	0.22	0.22	0.21	0.21	31900	0.21
12/29/2008	0.22	0.24	0.22	0.22	44800	0.22
12/17/2008	0.25	0.29	0.25	0.28	35300	0.28
12/18/2008	0.25	0.29	0.25	0.27	40200	0.27
12/19/2008	0.27	0.29	0.25	0.27	47900	0.27
12/15/2008	0.3	0.3	0.25	0.26	28400	0.26
12/16/2008	0.28	0.3	0.25	0.25	47000	0.25
12/5/2008	0.31	0.31	0.25	0.28	69800	0.28
12/12/2008	0.3	0.31	0.25	0.3	39000	0.3
12/8/2008	0.28	0.39	0.25	0.31	53400	0.31
12/11/2008	0.26	0.35	0.26	0.3	21900	0.3
12/9/2008	0.31	0.33	0.28	0.3	24000	0.3
12/2/2008	0.36	0.4	0.3	0.33	78200	0.33
12/4/2008	0.35	0.35	0.31	0.32	25600	0.32
12/3/2008	0.38	0.38	0.31	0.35	16800	0.35
10/10/2008	0.7	0.7	0.31	0.45	418300	0.45
11/25/2008	0.35	0.4	0.35	0.37	50000	0.37
11/26/2008	0.37	0.4	0.35	0.36	27300	0.36
11/24/2008	0.4	0.43	0.35	0.35	32700	0.35
12/1/2008	0.35	0.43	0.35	0.36	45500	0.36
11/21/2008	0.43	0.5	0.35	0.4	140700	0.4
11/28/2008	0.4	0.4	0.36	0.38	22100	0.38
10/13/2008	0.45	0.8	0.4	0.77	197900	0.77
11/20/2008	0.51	0.51	0.43	0.46	85800	0.46
11/19/2008	0.53	0.57	0.43	0.47	22100	0.47
11/13/2008	0.51	0.58	0.51	0.58	15000	0.58
10/24/2008	0.71	0.72	0.52	0.56	210300	0.56
11/17/2008	0.53	0.6	0.53	0.53	37100	0.53
11/18/2008	0.53	0.61	0.53	0.53	32400	0.53
11/14/2008	0.55	0.58	0.55	0.58	44800	0.58
11/11/2008	0.62	0.62	0.59	0.59	25800	0.59
11/10/2008	0.62	0.65	0.59	0.62	38200	0.62
10/27/2008	0.65	0.68	0.59	0.6	57900	0.6
10/28/2008	0.6	0.67	0.6	0.64	40700	0.64
11/3/2008	0.67	0.67	0.6	0.62	11700	0.62
10/31/2008	0.66	0.68	0.6	0.67	18200	0.67
10/29/2008	0.64	0.69	0.61	0.62	56000	0.62
11/4/2008	0.67	0.69	0.61	0.64	61500	0.64
11/12/2008	0.62	0.69	0.61	0.62	36500	0.62
11/7/2008	0.65	0.65	0.62	0.64	14600	0.64
11/6/2008	0.65	0.66	0.62	0.65	17500	0.65
11/5/2008	0.62	0.67	0.62	0.65	41200	0.65
10/30/2008	0.62	0.68	0.62	0.68	27000	0.68
10/17/2008	0.66	0.75	0.65	0.74	63000	0.74
10/20/2008	0.75	0.8	0.66	0.73	49200	0.73
10/22/2008	0.72	0.75	0.67	0.75	65400	0.75
10/9/2008	0.79	0.84	0.7	0.71	62700	0.71
10/15/2008	0.8	0.87	0.7	0.8	60100	0.8
10/6/2008	0.95	1.01	0.7	0.76	166300	0.76
10/23/2008	0.72	0.77	0.72	0.74	37800	0.74
10/21/2008	0.78	0.78	0.72	0.73	22900	0.73
10/16/2008	0.84	0.85	0.72	0.75	42900	0.75
10/8/2008	0.8	0.85	0.76	0.8	103100	0.8
10/7/2008	0.77	0.97	0.77	0.85	48400	0.85
10/14/2008	0.77	1.01	0.77	0.86	183600	0.86
10/3/2008	0.91	1.01	0.9	0.98	44000	0.98
10/2/2008	1.05	1.05	0.91	0.91	38300	0.91
10/1/2008	1.04	1.06	0.95	1.03	24700	1.03

3/12/2009	0.19	0.19	0.16	0.19	18300	0.19
3/11/2009	0.19	0.19	0.17	0.19	19100	0.19
3/6/2009	0.16	0.2	0.16	0.2	30300	0.2
3/9/2009	0.2	0.2	0.16	0.19	32100	0.19
3/10/2009	0.16	0.2	0.16	0.19	18500	0.19
3/17/2009	0.2	0.2	0.17	0.2	11900	0.2
3/5/2009	0.19	0.21	0.16	0.16	7800	0.16
3/16/2009	0.21	0.21	0.17	0.17	48600	0.17
3/18/2009	0.2	0.21	0.17	0.2	19700	0.2
3/19/2009	0.21	0.21	0.2	0.21	21500	0.21
3/2/2009	0.22	0.22	0.15	0.18	129500	0.18
3/4/2009	0.22	0.22	0.16	0.21	40100	0.21
2/23/2009	0.21	0.22	0.2	0.2	32000	0.2
2/20/2009	0.21	0.22	0.21	0.21	43200	0.21
2/27/2009	0.22	0.22	0.21	0.21	13100	0.21
3/13/2009	0.17	0.23	0.17	0.23	37500	0.23
3/20/2009	0.21	0.23	0.2	0.23	102500	0.23
3/27/2009	0.22	0.23	0.2	0.2	53700	0.2
3/30/2009	0.23	0.23	0.2	0.22	29600	0.22
2/19/2009	0.21	0.23	0.21	0.21	13500	0.21
2/26/2009	0.21	0.23	0.21	0.21	16100	0.21
3/25/2009	0.22	0.23	0.22	0.22	6600	0.22
3/26/2009	0.23	0.23	0.22	0.23	19700	0.23
3/31/2009	0.24	0.24	0.2	0.2	23200	0.2
2/13/2009	0.22	0.24	0.22	0.24	35000	0.24
3/24/2009	0.22	0.24	0.22	0.22	131100	0.22
3/3/2009	0.15	0.25	0.15	0.19	32400	0.19
2/5/2009	0.25	0.25	0.2	0.21	87100	0.21
2/24/2009	0.25	0.25	0.2	0.25	46900	0.25
2/18/2009	0.25	0.25	0.21	0.22	38800	0.22
2/25/2009	0.25	0.25	0.21	0.21	23900	0.21
2/12/2009	0.25	0.25	0.22	0.22	24600	0.22
2/6/2009	0.23	0.25	0.23	0.25	45500	0.25
2/9/2009	0.25	0.25	0.23	0.25	19800	0.25
3/23/2009	0.24	0.25	0.24	0.24	73200	0.24
2/4/2009	0.26	0.26	0.2	0.23	50700	0.23
2/3/2009	0.27	0.27	0.2	0.26	51000	0.26
2/2/2009	0.27	0.27	0.25	0.25	21200	0.25
1/5/2009	0.27	0.28	0.23	0.27	63500	0.27
1/2/2009	0.15	0.29	0.15	0.27	101700	0.27
2/17/2009	0.24	0.29	0.21	0.25	49700	0.25
2/10/2009	0.23	0.29	0.23	0.23	85000	0.23
2/11/2009	0.23	0.29	0.23	0.25	17000	0.25
1/30/2009	0.3	0.3	0.25	0.25	70400	0.25
1/29/2009	0.28	0.31	0.27	0.27	60800	0.27
1/23/2009	0.28	0.31	0.28	0.31	32300	0.31
1/28/2009	0.31	0.31	0.28	0.31	46300	0.31
1/26/2009	0.33	0.33	0.28	0.28	31600	0.28
1/6/2009	0.25	0.35	0.25	0.31	147100	0.31
1/22/2009	0.35	0.35	0.27	0.31	73100	0.31
1/16/2009	0.34	0.35	0.28	0.35	72700	0.35
1/27/2009	0.35	0.35	0.28	0.31	29300	0.31
1/21/2009	0.44	0.44	0.25	0.3	86200	0.3
1/15/2009	0.4	0.44	0.28	0.34	70200	0.34
1/14/2009	0.4	0.5	0.4	0.41	28400	0.41
1/13/2009	0.4	0.52	0.4	0.41	35900	0.41
1/7/2009	0.39	0.54	0.33	0.51	163900	0.51
1/20/2009	0.55	0.55	0.33	0.45	26800	0.45
1/8/2009	0.45	0.55	0.45	0.45	76100	0.45
1/9/2009	0.48	0.55	0.45	0.53	47200	0.53
1/12/2009	0.53	0.56	0.4	0.51	100700	0.51

4/9/2009	0.18	0.19	0.17	0.18	48000	0.18
6/3/2009	0.17	0.19	0.17	0.19	29700	0.19
6/5/2009	0.17	0.19	0.17	0.18	21400	0.18
4/8/2009	0.18	0.19	0.18	0.18	32300	0.18
5/28/2009	0.18	0.19	0.18	0.19	82400	0.19
6/2/2009	0.19	0.19	0.18	0.18	130500	0.18
6/8/2009	0.19	0.19	0.18	0.19	49700	0.19
6/4/2009	0.19	0.19	0.19	0.19	17100	0.19
4/13/2009	0.2	0.2	0.17	0.2	35700	0.2
4/6/2009	0.2	0.2	0.18	0.2	13800	0.2
4/7/2009	0.2	0.2	0.18	0.18	8800	0.18
5/27/2009	0.2	0.2	0.18	0.18	92200	0.18
6/1/2009	0.18	0.2	0.18	0.19	118400	0.19
6/9/2009	0.18	0.2	0.18	0.19	117400	0.19
4/1/2009	0.2	0.2	0.2	0.2	3800	0.2
4/24/2009	0.2	0.2	0.2	0.2	3600	0.2
4/15/2009	0.18	0.21	0.18	0.21	7000	0.21
5/26/2009	0.18	0.21	0.18	0.19	119600	0.19
5/29/2009	0.18	0.21	0.18	0.21	89100	0.21
4/27/2009	0.2	0.21	0.2	0.21	9900	0.21
4/28/2009	0.21	0.21	0.21	0.21	6400	0.21
4/16/2009	0.18	0.22	0.18	0.22	30900	0.22
4/14/2009	0.2	0.22	0.19	0.21	35600	0.21
5/5/2009	0.22	0.22	0.2	0.2	32600	0.2
5/21/2009	0.22	0.22	0.2	0.2	11500	0.2
5/22/2009	0.2	0.22	0.2	0.2	178300	0.2
5/20/2009	0.22	0.22	0.22	0.22	6000	0.22
4/23/2009	0.21	0.23	0.19	0.19	46500	0.19
4/2/2009	0.23	0.23	0.2	0.2	20500	0.2
4/3/2009	0.2	0.23	0.2	0.2	69700	0.2
4/17/2009	0.22	0.23	0.2	0.23	15400	0.23
4/20/2009	0.21	0.23	0.2	0.23	43300	0.23
4/21/2009	0.23	0.23	0.2	0.21	7600	0.21
5/4/2009	0.21	0.23	0.2	0.2	43700	0.2
4/22/2009	0.21	0.23	0.21	0.21	7500	0.21
4/29/2009	0.21	0.23	0.21	0.21	14300	0.21
4/30/2009	0.21	0.23	0.21	0.23	8100	0.23
5/1/2009	0.23	0.23	0.21	0.21	4900	0.21
5/7/2009	0.21	0.23	0.21	0.21	10800	0.21
5/18/2009	0.21	0.24	0.21	0.22	5000	0.22
5/19/2009	0.22	0.24	0.22	0.22	8200	0.22
5/6/2009	0.2	0.25	0.2	0.23	29900	0.23
5/8/2009	0.21	0.25	0.2	0.24	139000	0.24
5/12/2009	0.2	0.25	0.2	0.22	25400	0.22
5/13/2009	0.22	0.25	0.22	0.23	19600	0.23
5/14/2009	0.23	0.25	0.23	0.23	75100	0.23
5/15/2009	0.25	0.25	0.23	0.23	3700	0.23
5/11/2009	0.24	0.27	0.22	0.22	183100	0.22
6/26/2009	0.29	0.35	0.27	0.29	184600	0.29
6/25/2009	0.35	0.38	0.28	0.3	396000	0.3
6/10/2009	0.21	0.39	0.21	0.38	2396500	0.38
6/30/2009	0.39	0.39	0.34	0.35	89100	0.35
6/29/2009	0.3	0.4	0.26	0.39	284900	0.39
6/24/2009	0.4	0.4	0.35	0.36	291700	0.36
6/23/2009	0.47	0.47	0.4	0.44	155600	0.44
6/22/2009	0.49	0.5	0.42	0.44	347400	0.44
6/15/2009	0.51	0.51	0.42	0.45	433700	0.45
6/19/2009	0.56	0.56	0.49	0.5	369500	0.5
6/17/2009	0.58	0.58	0.5	0.52	416600	0.52
6/12/2009	0.59	0.59	0.42	0.53	909800	0.53
6/16/2009	0.45	0.6	0.45	0.58	826600	0.58
6/18/2009	0.58	0.62	0.5	0.55	694200	0.55
6/11/2009	0.57	0.64	0.46	0.63	2144200	0.63

7/28/2009	0.27	0.27	0.25	0.25	46900	0.25
7/29/2009	0.25	0.27	0.25	0.26	91600	0.26
7/31/2009	0.25	0.27	0.25	0.27	73100	0.27
8/7/2009	0.25	0.27	0.25	0.27	22000	0.27
8/10/2009	0.27	0.27	0.25	0.25	58600	0.25
8/11/2009	0.25	0.27	0.25	0.25	37400	0.25
8/12/2009	0.25	0.27	0.25	0.26	56800	0.26
8/3/2009	0.25	0.28	0.25	0.26	51100	0.26
8/6/2009	0.26	0.28	0.25	0.25	61900	0.25
8/5/2009	0.29	0.29	0.25	0.26	59300	0.26
7/30/2009	0.25	0.3	0.25	0.26	39600	0.26
7/27/2009	0.26	0.27	0.26	0.27	60400	0.27
7/22/2009	0.3	0.31	0.26	0.31	191900	0.31
7/24/2009	0.28	0.29	0.27	0.27	52500	0.27
8/4/2009	0.27	0.29	0.27	0.29	82300	0.29
7/23/2009	0.31	0.31	0.28	0.29	39200	0.29
7/9/2009	0.29	0.32	0.28	0.31	236900	0.31
7/6/2009	0.33	0.36	0.28	0.32	129500	0.32
8/13/2009	0.28	0.45	0.28	0.42	1600300	0.42
7/10/2009	0.32	0.32	0.29	0.31	74200	0.31
7/13/2009	0.31	0.32	0.29	0.29	47700	0.29
7/14/2009	0.29	0.32	0.29	0.29	44700	0.29
7/15/2009	0.29	0.32	0.29	0.32	39900	0.32
7/20/2009	0.3	0.32	0.29	0.31	54800	0.31
7/8/2009	0.3	0.35	0.29	0.29	86300	0.29
7/17/2009	0.3	0.3	0.3	0.3	38700	0.3
7/21/2009	0.31	0.31	0.3	0.3	51800	0.3
7/16/2009	0.31	0.32	0.3	0.3	72100	0.3
8/25/2009	0.31	0.32	0.3	0.32	80100	0.32
8/24/2009	0.34	0.34	0.3	0.31	131500	0.31
7/7/2009	0.35	0.35	0.3	0.33	44700	0.33
8/21/2009	0.36	0.36	0.3	0.32	144000	0.32
8/26/2009	0.32	0.38	0.3	0.38	192600	0.38
8/19/2009	0.33	0.35	0.33	0.35	98900	0.35
8/18/2009	0.35	0.4	0.33	0.34	272500	0.34
8/20/2009	0.35	0.35	0.34	0.34	99300	0.34
8/17/2009	0.41	0.45	0.34	0.36	294800	0.36
7/1/2009	0.38	0.38	0.35	0.37	20400	0.37
7/2/2009	0.38	0.38	0.35	0.36	26600	0.36
9/21/2009	0.38	0.43	0.35	0.4	173800	0.4
9/30/2009	0.39	0.4	0.36	0.38	146500	0.38
9/18/2009	0.37	0.4	0.37	0.38	88600	0.38
9/29/2009	0.38	0.4	0.38	0.39	57300	0.39
8/31/2009	0.41	0.41	0.38	0.39	161200	0.39
9/24/2009	0.41	0.41	0.38	0.4	73400	0.4
9/25/2009	0.38	0.41	0.38	0.4	78400	0.4
9/28/2009	0.4	0.41	0.38	0.38	48400	0.38
8/27/2009	0.4	0.42	0.38	0.42	646400	0.42
9/17/2009	0.41	0.42	0.38	0.38	225100	0.38
9/1/2009	0.41	0.41	0.39	0.39	122300	0.39
9/16/2009	0.4	0.41	0.39	0.39	133800	0.39
9/2/2009	0.39	0.42	0.39	0.4	193500	0.4
9/15/2009	0.44	0.44	0.39	0.4	305500	0.4
9/3/2009	0.43	0.47	0.39	0.46	751000	0.46
8/28/2009	0.42	0.43	0.4	0.41	226500	0.41
9/22/2009	0.43	0.43	0.4	0.41	77600	0.41
9/23/2009	0.41	0.43	0.41	0.41	76900	0.41
9/14/2009	0.43	0.46	0.41	0.41	244500	0.41
9/11/2009	0.46	0.46	0.43	0.43	152000	0.43
9/10/2009	0.46	0.46	0.44	0.44	135700	0.44
8/14/2009	0.45	0.48	0.44	0.45	772300	0.45
9/9/2009	0.5	0.5	0.44	0.46	394400	0.46
9/4/2009	0.49	0.49	0.45	0.45	462100	0.45
9/8/2009	0.49	0.5	0.45	0.48	774500	0.48

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -
							-		$ -		$ 1,944	$ 2,200
				-		-		6,161		-
							-		-		-	-
							-		-		1,327	-
			$ -		$ -		$ 9,432		$ 2,200

Capitalized Costs Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

					$ 4,294		$ 4,145		$ 4,144		$ 2,200
					2,358		2,358		2,358		-
			7,124		5,265		5,246		-
				$ 13,776		$ 11,768		$ 11,748		$ 2,200
		(5,001)		(3,246)		(2,202)		-
			$ 8,774		$ 8,522		$ 9,546		$ 2,200

							8,793,868.87		8,553,515.98
							(19,615.75)		(31,605.38)
							8,774,253.12		8,521,910.60

							8,774		8,522

							(0.00)

							$ 149
							(0)
							1,859

Calc of Capitalied Oil and Gas

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

$ 5,511,743.45	$ 3,558,000.00

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

				-125,549.53	-76,402.37	-125,549.53	-76,402.37
				-4,814.28

$ 1,368,801.84	$ 1,458,932.13

2,604,270.74	2,604,270.74
				-288,753.05	-172,897.26	-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48			-414,302.58	-249,299.63
$ 9,197,662.98	$ 7,449,905.61

2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

$ 2,357,752.58	$ 2,357,752.58			-426,495.13	-275,194.84	-426,495.13	-275,194.84
-1608152.31	-1117265.38			-6,533.28	-3,266.64	-6,533.28	-3,266.64
$ 749,600.27	$ 1,240,487.20			-1,175,123.90	-838,803.90	-1,175,123.90	-838,803.90
				-1,608,152.31	-1,117,265.38

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
				-436,915.91	-243,196.07	-436,915.91	-243,196.07

2,200,000.00	2,200,000.00
				-1,474,000.00	-1,474,000.00	-1,474,000.00	-1,474,000.00

294,479.29	294,479.29
				-256,486.91	-162,734.48	-256,486.91	-162,734.48

147,084.79

4,293,848.08	4,145,603.29					-4,189,857.71	-3,246,495.56
-2,167,402.82	-1,879,930.55						-2,997,195.93
2,126,445.26	2,265,672.74						-249,299.63

$ 4,294	$ 4,145	$ 4,144	$ 2,200
2,358	2,358	2,358	-
7,124	5,265	5,246	-
$ 13,776	$ 11,768	$ 11,748	$ 2,200
(4,190)	(3,246)	(2,202)	-
$ 9,586	$ 8,522	$ 9,546	$ 2,200

9,605,207.87	8,553,515.98
(19,615.75)	(31,605.38)
9,585,592.12	8,521,910.60

9,586	8,522

$ 149
$ (0)
$ 1,859
$ 2,008
Operating Results Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				260,413		399,145
				52,112		30,000
				1,771,509		1,044,803
			$ 2,084,034		$ 1,473,948

		(1,399,326)		(885,538)
				-		-
			$ (1,399,326)		$ (885,538)

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				312,524		399,145
				32,113		30,000
				-		1,044,803	(24,774)
			$ 344,638		$ 1,473,948

		340,070		(885,538)
				-		-
			$ 340,070		$ (885,538)

10K Discl. Oil Reserves

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			53,400		$ 1,490,500
			26,000		49,800
							25,200		665,400
							104,600		$ 2,205,700

							$ -		$ 242,500
							-		114,560
							-		302,653
				$ -		$ 659,713

10K Disclosures More

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14

						2010			2009

		$ 0.92	$ 0.22		$ 1.06	$ 0.13
		2.16	0.80		0.56	0.15
		1.08	0.30		0.64	0.17
		0.34	0.19		0.50	0.25

10K G&A Expenses

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -		$ 242,500
							-		114,560
							-		302,653
				$ -		$ 659,713

10K Other Income and Expense

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 137,851		$ 101,890
							-		27,001
							161,766		91,958
							759,146		522,248
							1,466,978
							78,137
							(160,256)		(5,490)
							$ 2,443,622		$ 737,607

							$ 2,443,622		$ 737,607

							(137,851)		(101,890)
							(137,851)		(101,890)

							-		(27,002)
							-		(27,002)

							(161,766)		(91,958)
							(161,766)		(91,958)

									(327,962)
							(759,146)		(194,286)		-522,248.00
							(759,146)		(522,248)

							(1,466,978)		-
							(1,466,978)		-

							(78,137)
							(78,137)		-

							37,113		49,010
							128,121		(43,395)
							(7,120)		(1,251)
							2,075		539
							67		588		5,490.98
							160,256		5,491

							(2,443,622)		(737,607)

10K Deprec Amort Impair

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 811,339		$ -
			287,472		291,396
			672,698		753,406
			14,084		12,804
			11,990		11,971
							$ 1,797,583		$ 1,069,577

							1797582.69

							2,664.70		2,646.57
							1,806.57		1,806.60
							7,518.36		7,518.36
							11,989.63		11,971.53

							14,083.92		12,804.00
							14,083.92		12,804.00

							93,752.43		98,159.76
							193,719.84		193,236.49
							287,472.27		291,396.25

							151,300.29		165,116.88
							8,080.92		3,266.64
							61,140.87		58,326.09
							115,855.79		115,855.80
							336,320.00		410,841.00
							672,697.87		753,406.41

							811,339.00		0.00
							811,339.00		0.00

							1,797,582.69		1,069,578.19

Oil and Gas Reserve Quantities

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43

			-		-		-
							-		-		-
							79,700		-		79,700
							(13,000)		-		(13,000)
			66,700		-		66,700
							6,560		88,500		95,060
							-		-		-
							(12,860)		-		(12,860)
			60,400		88,500		148,900
							-		-		-
							-		-		-
							-		-		-
			60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			60,400		1,666,000
			88,500		1,338,000
				148,900		$ 3,004,000

Corporate & Combined P&L

2009				2010				2010				2010
			12/31/09				03/31/10				06/30/10				09/30/10

41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78

320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
		449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
			0.00				0.00				0.00				0.00	0.00
14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
		2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
		30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
		200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																0.00
	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																0.00
			"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																0.00
			0.00				0.00				0.00				0.00	0.00
(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
		(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
						(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
			0.00				0.00				0.00				0.00	0.00
			0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
			0.00				0.00				0.00				0.00	0.00
(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
	7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																0.00
(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																0.00
(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

											(3,351,508.83)

Kansas

				2010

			0.00				0.00
2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
	(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
	0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

			0
0	0	0	0
			0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

																0.00

145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
			0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
			0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
	450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
			0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

				2010

																0.00
21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

																19,282.4
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

																19,492.5
																19,584.0
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

						#,##0.0_);[Re9](#,##0.0)

2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

		"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70

800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
							0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
							0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00

327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
											0.00	4,239.27	0.00		4,239.27	4,239.27
											0.00		94.04	54.55	148.59	148.59
915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12

	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
	75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
	75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
	75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25

0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40

0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
								0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
								0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28

											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	1,840.00	0.00	0.00	1,840.00	1,840.00

292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
											0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
			0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08

468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
						0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
						0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09

123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

																							09/30/08
	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08
																				2007

																								4,499,369.24	4,499,369.24
1812	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00								(185,904.15)		(185,904.15)		0.00			0.00
1813	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00										0.00		0.00
1801	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63													30,850.16
1816	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29												0.00			0.00
1817	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)										(24,539.94)		(49,079.88)
1832	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50								3,048,579.15	3,048,579.15			0.00			0.00
1833	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00								(427,962.90)		(427,962.90)			0.00		0.00
1836	579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00										0.00			1,160.00
1837	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)										(48,429.96)		(96,859.92)
	$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63										$ -	$ (72,969.90)		(113,929.64)

																								2,692,998.55	2,692,998.55
1631	1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00					(115,160.83)		(115,160.83)					0.00
1632	(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)									(41,279.22)	(13,759.74)	(82,558.53)
1633	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00												0.00
1634	(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)										(816.66)	(272.22)	(1,633.32)
	1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00												939,011.33
1761	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00					9,511,919.06	10,240,946.94	(729,027.88)					0.00
1762	(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)	(178,854.00)	(59,618.00)			(166,722.00)
1641	705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00												0.00
1642	(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)		09/30/09	06/30/09	03/31/09	12/31/08	09/30/08			(14,489.70)	(4,829.90)	(31,130.43)
1643	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)											0.00
1651	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00												0.00
1653	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)											0.00
1652	(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)		4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
1840	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00			(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)							0.00				0.00
1845	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00			(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
1847	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00												0.00
1848	(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)			2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
	$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)										$ (264,403.53)	$ (88,134.51)	596,632.01

1521	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00				7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
1522	(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)		(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
1531	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00			6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
1532	(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)									(451.65)	(150.55)	(903.27)
1541	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00									0.00			0.00
1542	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)		44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
	$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)					(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																						33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
	$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)											476,707.58

	$ (-1.#R)														9,605,207.87							8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

Balance Sheet

200.00	200.00
0.00	0.00
4,674.99	4,569.29
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00
$ 56,279.92	$ 5,657.78
$ 56,279.92	$ 5,657.78

17,964.72	14,756.12

0.00
0.00
0.00
4,976.00
1,327.00
$ 6,303.00	$ 0.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
$ 225,415.20	$ 293,507.37
$ 225,415.20	$ 293,507.37
$ 225,415.20	$ 293,507.37

0.00	0.00
0.00	0.00
$ 0.00	$ 0.00
0.00	0.00

0.00
0.00	0.00
0.00	0.00
$ 0.00	$ 0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00
$ 4,343.65	$ 2,544.00
$ 4,343.65	$ 2,544.00
$ 4,343.65	$ 2,544.00
$ 286,038.77	$ 301,709.15

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42
2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

-426,495.13	-275,194.84
-6,533.28	-3,266.64
-1,175,123.90	-838,803.90
0.00	0.00
-811,339.00
$ -2,419,491.31	$ -1,117,265.38
$ 3,092,252.14	$ 2,440,734.62

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

-125,549.53	-76,402.37
-4,814.28
$ -130,363.81	$ -76,402.37
$ 1,238,438.03	$ 1,382,529.76

2,604,270.74	2,604,270.74
-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48
$ 6,647,807.86	$ 6,256,237.86

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
-436,915.91	-243,196.07
$ 143,083.59	$ 335,643.43
$ 1,215,368.09	$ 1,407,927.93

2,200,000.00	2,200,000.00
-1,474,000.00	-1,474,000.00
$ 726,000.00	$ 726,000.00

294,479.29	294,479.29
-256,486.91	-162,734.48
$ 37,992.38	$ 131,744.81
$ 763,992.38	$ 857,744.81

147,084.79
$ 147,084.79	$ 0.00
$ 2,126,445.26	$ 2,265,672.74
$ 8,793,868.87	$ 8,553,515.98

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00
$ 56,900.00	$ 55,100.00
$ 56,900.00	$ 55,100.00
$ 9,136,807.64	$ 8,910,325.13

1,092,517.62	172,166.33
$ 1,092,517.62	$ 172,166.33
$ 1,092,517.62	$ 172,166.33

172.70
311.47
11,934.06	95,000.00
$ 12,418.23	$ 95,000.00

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84
$ 135,384.32	$ 107,904.71

227,914.30
0.00	800,000.00
$ 227,914.30	$ 800,000.00
$ 227,914.30	$ 800,000.00

66,666.59	35,000.00
0.00	7,736.07
6,688.98	3,248.38
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
38,500.00	49,500.00
10,393.87	5,568.75
$ 64,413.87	$ 68,812.62
37,500.00	16,000.00
0.00	0.00
$ 175,269.44	$ 130,797.07
$ 550,986.29	$ 1,133,701.78
$ 1,643,503.91	$ 1,305,868.11

250,000.00	125,000.00
0.00	0.00
-740,853.84	0.00
900,000.00
597,000.00
$ 756,146.16	$ 0.00

154,927.92	140,844.00
$ 154,927.92	$ 140,844.00
$ 1,161,074.08	$ 265,844.00
$ 1,161,074.08	$ 265,844.00
$ 2,804,577.99	$ 1,571,712.11

48,980.33	44,509.49
0.00	0.00
$ 48,980.33	$ 44,509.49
16,677,076.04	12,493,829.80
431,242.22	327,962.00
$ 17,108,318.26	$ 12,821,791.80
0.00	136,000.00
-5,663,688.27	-3,386,055.79
-5,161,380.67	-2,277,632.48
$ 6,332,229.65	$ 7,338,613.02
$ 9,136,807.64	$ 8,910,325.13

Balance Sheet Grouping

200.00	200.00
0.00	0.00
4,674.99	4,569.29		380.00
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00

56,279.92	5,657.78

17,964.72	14,756.12
0.00					4674.99
0.00					863.44
4,976.00					3811.55
1,327.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
0.00	0.00
0.00	0.00

0.00	0.00
0.00	0.00
0.00

225,415.20	293,507.37

0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00

4,343.65	2,544.00

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00

56,900.00	55,100.00

13,323.52	13,323.52
9,033.11	9,033.11
22,555.26	22,555.26

-6,019.72	-3,355.02
-3,613.17	-1,806.60
-15,663.25	-8,144.89

19,615.75	31,605.38

2,308,752.58	2,308,752.58
49,000.00	49,000.00	2,357,752.58
1,224,580.42	1,200,247.42

-1,175,123.90	-838,803.90
0.00	0.00
-426,495.13	-275,194.84
-811,339.00
-6,533.28	-3,266.64	-1,117,265.38

397,625.41
291,318.95
660,024.73
580,441.36

544,575.27	634,705.56
20,400.00	20,400.00

16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00	796,033.06

3,988.34	3,988.34

16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62

15,641.74	15,641.74

174,040.00	174,040.00
0.00	0.00

0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00

21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00

0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
0.00	0.00

0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97

15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47

0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
67,400.00	67,400.00	662,899.07

-125,549.53	-76,402.37
-4,814.28

2,604,270.74	2,604,270.74
1,600.00	1,600.00	2,605,870.74
-288,753.05	-172,897.26

6,647,807.86	6,256,237.86

147,084.79

2,200,000.00	2,200,000.00
294,479.29	294,479.29	2,494,479.29

-1,474,000.00	-1,474,000.00
-256,486.91	-162,734.48

1,072,284.50	1,072,284.50
0.00	0.00
579,999.50	578,839.50	1,651,124.00
-436,915.91	-243,196.07

2,126,445.26	2,265,672.74

9,136,807.64	8,910,325.13

1,092,517.62	172,166.33		1088706.07	3,811.55
172.70
311.47
8,845.61	95,000.00

1,101,847.40	267,166.33

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84

135,384.32	107,904.71

66,666.59	35,000.00
0.00	7,736.07
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
38,500.00	49,500.00
10,393.87	5,568.75
3,088.45
37,500.00	16,000.00
6,688.98	3,248.38

178,357.89	130,797.07

227,914.30
0.00	800,000.00

227,914.30	800,000.00

154,927.92	140,844.00

250,000.00	125,000.00

-740,853.84	0.00		740,853.84

900,000.00
597,000.00

1,161,074.08	265,844.00

48,980.33	44,509.49

48,980.33	44,509.49

16,677,076.04	12,493,829.80
431,242.22	327,962.00

17,108,318.26	12,821,791.80

QB Profit & Loss

0.00	0.00
248,979.20	192,654.43
154,900.53	127,129.02
236,915.71	159,601.01
209,960.81	162,272.29
366,553.97	257,293.75
$ 1,217,310.22	$ 898,950.50

0.00	0.00
19,165.82	21,538.61
360.44	1,568.05
6,905.67	9,338.15
12,100.21	11,244.20
3,772.84	2,702.99
5,220.88	5,546.24
42.53	72.97
270.80	714.08
3,880.73	1,297.54
1,742.23	1,082.31
10,620.13	10,916.78
6,711.25	7,550.74
1,447.78	1,375.54
744.66	4,291.39
16,896.57	5,245.74
2,127.95	3,546.13
7,125.97	7,377.94
5,524.43	9,878.74
137.27
1,891.91
0.00	30.80
1,150.74	1,369.40
399.76	712.22
2,266.31	1,274.58
$ 110,369.61	$ 108,812.41
3,621.76
$ 1,331,301.59	$ 1,007,762.91

736.40	845.69

13,633.35	21,830.82
7,340.84	13,753.79
14,049.70	18,354.10
11,285.40	17,688.63
20,455.91	29,554.43
$ 66,765.20	$ 101,181.77
334,843.84	231,805.21
203,094.61	141,683.64
41,154.22

16,868.46	2,082.90
9,948.14	8,804.11
8,609.64	4,800.53
7,096.44	23,445.04
1,662.79	567.18
194.40
0.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
2,875.00
2,600.00
$ 47,850.00	$ 41,250.00

4,496.31	6,021.91
17,322.97	11,279.39
13,083.82	8,277.15
6,727.59	2,486.53
9,487.84	7,889.47
148.59
90.00
$ 51,357.12	$ 35,954.45

776.50	546.23
776.49	433.25
776.72	1,058.78
776.75	1,705.21
776.79	1,027.70
$ 3,883.25	$ 4,771.17
0.00
2,617.26	3,167.66
1,141.36	2,973.26
3,219.48	2,124.66
4,165.49	2,307.66
2,588.81	2,474.66
$ 13,732.40	$ 13,047.90
0.00
9,991.77	3,879.89
9,856.45	3,307.72
32,197.09	11,910.15
25,637.71	14,888.34
11,402.70	5,083.98
7,838.63
8,494.93
$ 105,419.28	$ 39,070.08
600.00
1,530.00
1,530.00
$ 3,060.00	$ 600.00
0.00
1,202.50	2,734.47
2,514.50	2,570.75
2,140.58	2,846.15
3,200.50	3,068.14
875.00	2,049.47
$ 9,933.08	$ 13,268.98
0.00
6,698.20	6,084.92
2,401.60	488.15
26,648.47	20,143.85
20,323.77	16,408.16
470.73	524.90
35,889.26
22,430.06
$ 114,862.09	$ 43,649.98
0.00
1,518.83	1,489.96
1,463.83	1,371.90
1,482.96	1,525.83
1,482.96	1,486.38
1,554.70	1,482.96
$ 7,503.28	$ 7,357.03
$ 401,980.37	$ 238,669.35

5,298.60	30,000.00
-556.16	1,539.37
450.00
6,800.00
1.20	3,629.41
285.00
51.53
4,891.05
2,538.04	3,698.08
904.00
$ 2,989.24	$ 20,259.07
7,707.73
2,610.48
2,510.00	1,512.50
6,500.00
23,350.52
3,522.42	14,935.32
5,735.61	2,535.37
-1,121.64	19,487.27
5,670.00	500.00
11,173.28
$ 24,048.07	$ 142,110.91

-57,466.14	-49,993.77
-38,322.20	-27,767.67
-9,137.14	-3,685.96
-9,137.14
-6,377.43	-1,033.49
-154.80
$ -120,594.85	$ -82,480.89

5,078.83
2,012.00	1,836.00
29,098.50
$ 7,090.83	$ 30,934.50
$ 959,118.69	$ 804,750.18
$ 372,182.90	$ 203,012.73

60,000.00
150,000.00
176,000.00
17,863.64
30,227.14
$ 374,090.78	$ 60,000.00
6,000.00
7,500.00	37,500.00
775.00
$ 7,500.00	$ 44,275.00
69,347.92	93,009.09
2,307.25	806.50
27,748.80	11,700.00
50,059.14	24,750.00
1,580.84
3,937.50	2,297.43
760.00	753.00
5,450.00	2,323.00
13,815.00	1,835.00
55,975.70
$ 79,938.20	$ 8,789.27
597.00	200.00
28,731.99	23,147.53
265.00
201.50
22,173.05	1,500.00
947.25	1,303.19
2,638.55
66,702.27	56,246.67
31,129.45
32,113.39	10,680.57
$ 129,945.11	$ 66,927.24
435.33	261.53
0.00
11,965.38	5,698.90
100.00
16,973.57	165,041.62
186,306.33
200,560.00
45,000.00	39,000.00
13,931.93
$ 45,000.00	$ 52,931.93
684.00	30,252.65
27,000.00
14,000.00	14,500.00
61.53	363.98
3,794.56	2,265.93
862.29
1,828.22
160.42	175.00
256.63

10,236.84	7,274.24
3,675.78	7,830.87
4,185.46	1,238.87
216.10	3,927.83
3,559.33	2,487.79
$ 21,873.51	$ 22,759.60
827.03	950.40
4,577.50	1,088.60
5,418.75	9,694.82
$ 9,996.25	$ 10,783.42
$ 1,308,109.25	$ 673,460.12
$ -935,926.35	$ -470,447.39

37,112.90	49,010.49
128,120.83	-43,395.22
-161,766.22	-91,957.62
-1,466,978.00
-134,762.30	-101,890.34
-7,119.90	-1,250.92
-327,962.00
-759,146.16	-194,286.00
-14,083.92	-12,804.00
-27,001.92
2,075.10	538.63
-78,136.58
67.15	588.00
$ -2,454,617.10	$ -750,410.90
$ -2,454,617.10	$ -750,410.90

2,664.70	2,646.57
1,806.57	1,806.60
7,518.36	7,518.36
151,300.29	165,116.88
8,080.92	3,266.64
61,140.87	58,326.09
115,855.79	115,855.80
93,752.43	98,159.76
193,719.84	193,236.49
$ 635,839.77	$ 645,933.19

336,320.00	410,841.00
$ 336,320.00	$ 410,841.00
$ 972,159.77	$ 1,056,774.19
$ -3,426,776.87	$ -1,807,185.09
$ -4,362,703.22	$ -2,277,632.48

P&L Grouping

10

	0.00	0.00
	248,979.20	192,654.43
	154,900.53	127,129.02
	236,915.71	159,601.01
	209,960.81	162,272.29
	366,553.97	257,293.75

	1,217,310.22	898,950.50

	13,633.35	21,830.82
	7,340.84	13,753.79
	14,049.70	18,354.10
	11,285.40	17,688.63
	20,455.91	29,554.43

	66,765.20	101,181.77	474,670.62

	334,843.84	231,805.21

	334,843.84	231,805.21

	203,094.61	141,683.64

	203,094.61	141,683.64

10	612,606.57	424,279.88

20

	0.00	0.00
	19,165.82	21,538.61
	360.44	1,568.05
	6,905.67	9,338.15
	12,100.21	11,244.20
	3,772.84	2,702.99
	5,220.88	5,546.24
	42.53	72.97
	270.80	714.08
	3,880.73	1,297.54
	1,742.23	1,082.31

	10,620.13	10,916.78
	6,711.25	7,550.74
	1,447.78	1,375.54
	744.66	4,291.39
	16,896.57	5,245.74
	2,127.95	3,546.13
	7,125.97	7,377.94
	5,524.43	9,878.74
		137.27
	1,891.91
	0.00	30.80
	1,150.74	1,369.40

	399.76	712.22
	2,266.31	1,274.58
	3,621.76

	113,991.37	108,812.41

	736.40	0.00

	736.40	0.00

	41,154.22

	41,154.22	0.00

20
	72,100.75	108,812.41

30

	16,868.46	2,082.90
	9,948.14	8,804.11
	8,609.64	4,800.53
	7,096.44	23,445.04
	1,662.79	567.18
	194.40			44,379.87	39,699.76
	0.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	2,875.00
	2,600.00
	4,496.31	6,021.91
	17,322.97	11,279.39
	13,083.82	8,277.15
	6,727.59	2,486.53
	9,487.84	7,889.47
	148.59
	90.00
	776.50	546.23
	776.49	433.25
	776.72	1,058.78
	776.75	1,705.21
	776.79	1,027.70

	2,617.26	3,167.66
	1,141.36	2,973.26
	3,219.48	2,124.66
	4,165.49	2,307.66
	2,588.81	2,474.66
		0.00
	9,991.77	3,879.89
	9,856.45	3,307.72
	32,197.09	11,910.15
	25,637.71	14,888.34
	11,402.70	5,083.98
	7,838.63
	8,494.93
		600.00
	1,530.00
	1,530.00

	1,202.50	2,734.47
	2,514.50	2,570.75
	2,140.58	2,846.15
	3,200.50	3,068.14
	875.00	2,049.47

	6,698.20	6,084.92
	2,401.60	488.15
	26,648.47	20,143.85
	20,323.77	16,408.16
	470.73	524.90
	35,889.26
	22,430.06

	1,518.83	1,489.96
	1,463.83	1,371.90
	1,482.96	1,525.83
	1,482.96	1,486.38
	1,554.70	1,482.96
	-57,466.14	-49,993.77
	-38,322.20	-27,767.67
	-9,137.14	-3,685.96
	-9,137.14
	-6,377.43	-1,033.49
	-154.80
	5,078.83

	286,464.35	156,188.46

	0.00	845.69
	5,298.60	30,000.00
	-556.16	1,539.37
	450.00
		6,800.00
	1.20	3,629.41
		285.00
		51.53
		4,891.05
	2,538.04	3,698.08
		904.00		7,731.68	51,798.44
		7,707.73		52,111.55	91,498.20
		2,610.48
	2,510.00	1,512.50
		6,500.00
		23,350.52
	3,522.42	14,935.32
	5,735.61	2,535.37
	-1,121.64	19,487.27
	5,670.00	500.00
		11,173.28
	2,012.00	1,836.00
		29,098.50

	26,060.07	173,891.10

40

	2,664.70	2,646.57
	1,806.57	1,806.60
	7,518.36	7,518.36
	151,300.29	165,116.88
	8,080.92	3,266.64
	14,083.92	12,804.00	26,073.55	24,775.53
	61,140.87	58,326.09
	115,855.79	115,855.80
	93,752.43	98,159.76
	193,719.84	193,236.49
	336,320.00	410,841.00
	811,339.00
	1,797,582.69	1,069,578.19	1,771,509.14	1,044,802.66

		60,000.00
	150,000.00
	176,000.00
	17,863.64
	30,227.14
		6,000.00
	7,500.00	37,500.00
		775.00
	69,347.92	93,009.09
	2,307.25	806.50
	27,748.80	11,700.00
	34,309.14	24,750.00
		1,580.84
	3,937.50	2,297.43
	760.00	753.00
	5,450.00	2,323.00
	13,815.00	1,835.00
	55,975.70
	597.00	200.00
	28,731.99	23,147.53
		265.00
		201.50
	22,173.05	1,500.00
	947.25	1,303.19
		2,638.55
	66,702.27	56,246.67
	31,129.45
	32,113.39	10,680.57
	435.33	261.53
	0.00
	11,965.38	5,698.90
		100.00
	16,973.57	165,041.62
	186,306.33
	200,560.00
	45,000.00	39,000.00
		13,931.93
	684.00	30,252.65
		27,000.00
	14,000.00	14,500.00
	61.53	363.98
	3,794.56	2,265.93
		862.29
	1,828.22
	160.42	175.00
	256.63
	10,236.84	7,274.24
	3,675.78	7,830.87
	4,185.46	1,238.87
	216.10	3,927.83
	3,559.33	2,487.79
	827.03	950.40
	4,577.50	1,088.60
	5,418.75	9,694.82

	1,292,359.25	673,460.12

50

	37,112.90	49,010.49
	128,120.83	-43,395.22
	-161,766.22	-91,957.62
	-1,466,978.00
	-137,850.75	-101,890.34
	-7,119.90	-1,250.92
		-327,962.00
	-759,146.16	-194,286.00	-522,248.00
		-27,001.92
	2,075.10	538.63
	-78,136.58
	67.15	588.00

	-2,443,621.63	-737,606.90

50

P&L

10
		(1,217,310.22)

		66,765.20

		334,843.84

		203,094.61

10			(612,606.57)

20
		(113,991.37)

		41,154.22

	20		(72,837.15)

30
		286,464.35

		26,796.47

40
		986,243.69

		1,308,109.25

50

		(37,112.90)
		(128,120.83)
		161,766.22
		1,466,978.00
		137,850.75
		7,119.90
		-
		759,146.16
		-
		(2,075.10)
		78,136.58
		(67.15)

			2,443,621.63

50

			4,365,791.67

The increase in interest expense for the year ending September 30, 2010 is attributable to the fact that it reflects interest on both the $800,000 convertible note as well as interest for the $1,500,000 convertible debentures whereas in the year ending September 30, 2009, interest was accrued on the note for only two months, August and September.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount in the more recent year end than in the year ending September 30, 2009.

Liquidity and Capital Resources:  At September 30, 2010 and 2009, the balances of our cash and cash equivalents were $56,280 and $5,658, respectively.  Our accounts receivable and other current assets, (net of an allowance for doubtful accounts) totaled $229,759 and $296,051, respectively.  Subsequent to year-end, in October, we received $115,029 from the current purchasers of our crude oil and gas production, representing proceeds of September sales, included in accounts receivable at September 30, 2010.

Our current liabilities exceed our current assets by $1,357,465, whereas at September 30, 2009, our working capital, defined as current assets less current liabilities was a negative $1,004,158.  The purchaser of our June and July 2008 crude oil production, SemCrude, LLC, took that period’s production just prior to filing for bankruptcy protection, and without paying, for the product taken.  The increase in liabilities at September 30, 2010 is also attributable to costs incurred in the drilling of two new wells in the Crosy project.

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

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying Consolidated Financial Statements we are an independent oil and gas company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  Our continuation as a going concern is dependent upon our ability to obtain additional operating capital, and ultimately, to attain profitability. We intend to acquire additional operating capital through equity offerings to fund our business plan.  There is no assurance that we will be successful in raising additional funds.

Cash Flows:  Net cash provided by operations decreased primarily due to less cash being received for the Company’s crude oil sales.  In both fiscal years ending at September 30, 2010 and 2009 cash used in operating activities exceeded cash provided by operating activities by $405,610 and $246,054, respectively.

During the year ending September 30, 2010 we used $1,851,988 in investment activities as compared to $30,971 during the comparable period ending September 30, 2009.  Cash flows provided from financing activities were $1,497,000 and $200,000 for the year ended September 30, 2010 and 2009, respectively.

Commitments:  At September 30, 2010 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

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

ITEM 8.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2010. JayHawk Energy, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JayHawk Energy, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s accumulated deficit and lack of revenues raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BehlerMick PS

BehlerMick PS

Spokane, Washington

January 13, 2011

ITEM 8.  FINANCIAL STATEMENTS.

JayHawk Energy, Inc.
Consolidated Balance Sheets
Assets	September 30, 2010	September 30, 2009
Current Assets
Cash and cash equivalents	$ 56,280	$ 5,658
Trade accounts receivable, less allowance for doubtful
accounts of $nill and $119,763 at September 30, 2010 and 2009, respectively (Note 3)	225,415	293,507
Other current assets	4,344	2,544
Total Current Assets	286,039	301,709

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances for impairment of $1,474,000
and accumulated amortization of $693,403 and $405,931 at September 30, 2010	2,126,445	2,265,673
2009, respectively. (Note 4).
Proved and developed oil & gas properties, net allowances for impairment of $811,339 and accumulated DD&A of $2,027,269 and $1,366,565 at September 30, 2010
and 2009, respectively (Note 5)	6,647,808	6,256,238
Computers, office equipment, furniture and leasehold improvements, net of allowance
for depreciation of $25,296 and $13,307, respectively.	19,616	31,605
Total Net Plant, Property and Equipment	8,793,869	8,553,516

Other Long-Term Assets (Note 6)	56,900	55,100

Total Assets	$ 9,136,808	$ 8,910,325
		.
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 1,101,847	$ 267,165
Due to other working and oyalty interests	135,384	107,905
Other payables, interest & taxes accrued	178,358	130,797
Note payable in less than one year (Note 7)	227,914	800,000
Total Current Liabilities	1,643,504	1,305,867
Long Term Liabilities (Note 8)	1,161,074	265,844

Total Liabilities	2,804,578	1,571,711

Commitments and Contingencies (Note 15)	-	-
Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 48,980,326 shares issued and outstanding at September 30, 2010 and 44,509,496 shares issued
and outstanding at September 30, 2009 (Note 9)	48,980	44,509
Additional paid-in capital	17,108,319	12,821,792
Stock issuance obligation (Notes 7 and 10)	-	136,000
Accumulated deficit	(10,825,069)	(5,663,688)
Total Stockholders' Equity	6,332,230	7,338,613

Total Liabilities and Stockholders' Equity	$ 9,136,808	$ 8,910,325

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.
Consolidated Statements of Operations
	Year Ended September 30, 2010	Year Ended September 30, 2009
Revenue
Oil sales	$ 612,607	$ 479,598
Gas sales	72,101	108,812
Total Gross Revenues	684,707	588,410

Costs and Operating Expenses
Exploration costs	-	-
Production costs-North Dakota	286,464	211,507
Production costs-Kansas	26,060	187,638
Depreciation, depletion, amortization and asset impairment expense	1,797,583	1,069,577
General and administrative	1,292,359	659,714
Other expense	2,443,622	737,607
Total Costs and Expenses	5,846,088	2,866,043

Loss from continuing operations before income tax	(5,161,381)	(2,277,633)

Provision for income taxes	-	-
Deferred tax benefit	-	-

Net loss from continuing operations	(5,161,381)	(2,277,633)

Net loss and total comprehensive loss	$ (5,161,381)	$ (2,277,633)

Basic and diluted loss per share (Note 10)	$ (0.11)	$ (0.05)

Basic weighted average number shares outstanding	47,512,481	43,699,043

“The accompanying notes are an integral part of these consolidated financial statements”

Jayhawk Energy, Inc.
Consolidated Statement of
Stockholders' Equity

	Common Shares	Stock Par Value	Additional Paid-In Capital	Retained Earnings or (Deficit)	Stock Issuance Obligation	Total
Balance at September 30, 2008	42,810,929	$ 42,812	$12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,099
October 31, 2008 issuance for services	25,000	25	16,725			16,750
Janaury 12, 2009 issurance for non						-
renewed leases and services	74,575	74	74,184		(47,559)	26,699
January 12, 2009 issurance for services	51,000	51	20,859			20,910
February 5, 2009 Private placement	1,000,000	1,000	199,000		-	200,000
March 2, 2009 issue obligation					14,555	14,555
April 20, 2009 issue for services	85,400	85	14,470		(14,555)	-
May 20, 2009 issue for services	40,000	40	7,960			8,000
June 4, 2009 issue for services	49,800	50	7,420			7,470
July 31, 2009 issue for services	139,167	139	28,199		-	28,338
July 31, 2009 issue obligation in lieu of
extension fee and interest					136,000	136,000
August 5, 2009 issue for services	203,625	204	40,521		-	40,725
September 3, 2009 issue for services	30,000	30	11,670			11,700
Loss for the year ending September 30, 2009				(2,277,633)		(2,277,633)
Balance at September 30, 2009	44,509,496	$ 44,509	$12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,613
October 2, 2009 issue for services	30,000	30	11,370	-	-	11,400
October 11, 2009 issue for services	30,000	30	8,370	-	-	8,400
November 16, 2009 issue for promissory note extinguishment	544,000	544	135,456	-	(136,000)	-
December 31, 2009 warrant valuation and beneficial conversion of debentures issued	-	-	900,000	-	-	900,000
December 31, 2009 stock warrants issued for payment of services	-	-	54,263		-	54,263
January 8, 2010 cashless exercise of warrants for share issuance	1,398,065	1,398	(1,398)	-	-	-
January 27, 2010 cashless exercise of warrants for share issuance	713,322	713	(713)	-	-	-
February 25, 2010 conversion of note payable	1,600,000	1,600	853,543	-	-	855,143
February 25, 2010 cost of conversion of promissory note	-	-	1,466,978	-	-	1,466,978
April 1, 2010 issue in lieu of interest	21,666	22	16,228	-	-	16,250
April 23, 2010 warrant valuation and beneficial conversion of debentures issued	-	-	600,000	-	-	600,000
May 4, 2010 issue for services	11,000	11	5,159	-	-	5,170
June 28, 2010 conversion of debenture	10,000	10	2,990	-	-	3,000
July 20, 2010 issue in lieu of interest	112,777	113	33,721	-	-	33,833
September 2, 2010 issuance of stock options	-	-	200,560	-	-	200,560
Loss for the year ending September 30, 2009	-	-	-	(5,161,381)	-	(5,161,381)
Balance at September 30, 2009	48,980,326	$ 48,979	$17,108,319	$ (10,825,069)	$ -	$ 6,332,229

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.

Notes to the Consolidated Financial Statements

September 30, 2010

Note 1 – Organization and Description of Business

Nature of Operations – JayHawk Energy, Inc. (the Company, we, or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, we changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three main properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport our gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which financial statements are consolidated.  The accompanying financial statements as of and for the periods ended September 30, 2010 and 2009 are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the preparation of the Consolidated Financial Statements.

Note 2 – Summary of Significant Accounting Policies

Going Concern – As shown in the accompanying financial statements,  the Company has incurred operating losses since inception.  As of September 30, 2010, we have limited financial resources with which to achieve our objectives and obtain profitability and positive cash flows.  Achievement of our objectives will be dependent upon our ability to obtain additional financing, to locate profitable mineral properties and generate revenue from our current and planned business operations, and control costs.  We plan to fund our future operation by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives.

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

Revenue and Cost Recognition - The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes we are entitled to, based on our individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded.  Costs associated with production are expensed in the period in which they are incurred.

Revenue Source -All of the Company’s direct operating revenues originate from oil production from its property in Crosby, North Dakota or from natural gas production from its property in Girard Kansas. Each revenue stream is sold to a single customer through month to month contracts.  While this creates a customer concentration, there are alternate buyers of the production in the event the sole customer is unable or unwilling to purchase.

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

We calculate depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas properties on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A we will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.  When applicable, we will apply the provisions of ASC topic 410, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost (see Note 9).

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

Impairment of Long-Lived Assets - The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets.  The fair value of geothermal property is primarily evaluated based upon the present value of expected revenues directly associated with those assets.  An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of September 30, 2010.

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

Asset Retirement Obligation - We follow ASC topic 410, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  Our asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties (see Note 8).

Income Tax and Accounting for Uncertainty - Income taxes are determined using the liability method in accordance with ASC topic 740.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Stock Options Granted to Employees and Non-employees - The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  For employees, directors and officers, the fair value of the awards are expensed over the vesting period.  The current vesting period for all options is eighteen months.

Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select consultants for exceptional performance.  Prior to issuance of the awards, the Company was not under any obligation to issue the stock options.  Subsequent to the award, the recipient was not obligated to perform any services.  Therefore, the fair value of these options was expensed on the grant date, which was also the measurement date.

Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Short term benefits and compensated absences - Wages, salaries, bonuses and social security contributions are recognized as an expense in the year in which the associated services are rendered by employees. Short term accumulating compensated absences such as paid annual leave are recognized when services are rendered by employees that increase their entitlement to future compensated absences. The company has not accrued compensated absences because the amount cannot be reasonably estimated.

New Accounting Pronouncements  - In January 2010, the FASB issued Accounting Standards Update No. 2010-03 “Extractive Activities – Oil and Gas, Accounting Standards Codification (ASC) Topic 932: Oil and Gas Reserve Estimation and Disclosures”.  The objective is to align the oil and gas reserve estimation and disclosure requirements of ASC Topic 932 with the requirements in the SEC final rule “Modernization of the Oil and Gas Reporting Requirements” described in the preceding paragraph.  This includes updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and expanding the disclosure requirements for equity method investments.  The amendments in this Update 2010-03 are effective for interim and annual periods ending on or after December 31, 2009, and should be applied on a prospective basis.  The Company adopted this Update without a material effect on its results of operations and financial position.

Note 3 - Trade Accounts Receivable

At September 30, 2010 trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of September 2010 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.

  At September 30, 2009, trade accounts receivable also included a net amount anticipated to be collected from the SemCrude bankruptcy.  The previous purchaser of our North Dakota crude oil, SemCrude, took delivery of JayHawk's 2008 June and July production and,  before compensating the Company, filed a Chapter 11 bankruptcy proceeding.  Management established an allowance for 100% of the value of the June deliveries, equivalent to $119,763, charging bad debt expense for an equal amount.  Since August of 2008 all crude oil production was delivered to a new purchaser.

On February 25, 2010 the Company received $224,183 in complete settlement of this litigation and the receivable and associated allowance were accordingly eliminated.  Proceeds for the September 2010 deliveries, valued at $109,074, were subsequently received in October 2010.  Amounts receivable for September natural gas deliveries, $6,533 were also received in October 2010. Specifically, trade accounts receivable are detailed as follows:

	September 30, 2010	September 30, 2009
Due for crude oil delivered in June & July-SemCrude	$ -	$ 283,485
Less: Allowance for doubtful collections	-	(119,763)
Due for crude oil delivered in September 2010 and 2009	193,297	109,074
Due for natural gas delivered in September 2010 and 2009	6,533	5,955
Due from joint operating agreement working interests	25,585	14,756
TOTAL:	$ 225,415	$ 293,507

Note 4 – Unproved Properties and Impairment

The total of JayHawk's investment in unproved properties at September 30, 2010 and 2009 consists of the following capitalized costs respectively:

	September 30, 2010	September 30, 2009
Name
Kansas Uniontown Project	$ 2,494,479	$ 2,494,479
Less: allowance for impairment	(1,474,000)	(1,474,000)
Less: accumulated amortization	(256,487)	(162,734)
Net investment in Uniontown Project	$ 763,992	$ 857,745

Kansas Girard Project	$ 1,652,284	$ 1,651,124
Less: accumulated amortization	(436,916)	(243,196)
Net investment in Girard Project	$ 1,215,368	$ 1,407,928

North Dakota Project	$ 147,085	$ -
Less: accumulated amortization	-	-
Net investment in North Dakota Project	$ 147,085	$ -

Total Unproved Oil and Gas Properties	$ 2,126,445	$ 2,265,673

As discussed in Note 2, we amortize the lease bonuses paid to acquire specific acreage over the life of the lease, generally three years, through the lease expiration date.

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

Note 5 – Proved and Developed Oil & Gas

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,647,808, at September 30, 2010, and $6,256,238 at September 30, 2009.  These net capitalized costs are comprised of the following; detailed by property:

	September 30, 2010	September 30, 2009
Crosby, North Dakota Properties
Proved Reserves	$ 2,357,753	$ 2,357,753
Field Equipment	1,224,580	1,200,247
Capitalized Drilling Costs	1,929,410	-
Less Allowance for Impairment	(811,339)
Less Accumulated DD&A	(1,608,152)	(1,117,265)
Net Capitalized Costs	$ 3,092,252	$ 2,440,735

Girard, Kansas Properties
Field Equipment	$ 705,903	$ 796,033
Capitalized Drilling Costs	662,899	662,899
Less Accumulated DD&A	(130,364)	(76,402)
Net Capitalized Costs	$ 1,238,438	$ 1,382,530

JayHawk Gas Transportation
Field Equipment	$ 2,605,871	$ 2,605,871
Less Accumulated DD&A	(288,753)	(172,897)
Net Capitalized Costs	$ 2,317,118	$ 2,432,973

Total Proved Oil and Gas Properties	$ 6,647,808	$ 6,256,238

Ceiling Test – The Company has performed ceiling tests to determine that the carrying amounts in our financial statements do not exceed the net present value of the reserve estimates for the respective properties, of Crosby, North Dakota and Girard, Kansas.  For the Girard properties management determined that the net values reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineers.

Impairment of Crosby Project:  JayHawk periodically reviews and assesses its' proved properties to determine whether or not they have been impaired.  A property is considered impaired if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The impairment loss shall be measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.  Based upon estimates provided by independent reserve engineers, Management has determined an impairment of $811,339 exists on the Crosby property. The impairment allowance was established to approximate the write-down of the impairment loss for the period.

Note 6 – Other Long-Term Assets – Other assets consists of various deposits.  Detail is disclosed in the following table:

	September 30, 2010	September 30, 2009

Rental Security Deposit	$ 1,500	$ 1,500
Bond Deposit - State of Kansas	5,400	3,600
Bond Deposit - State of North Dakota	50,000	50,000
Total	$ 56,900	$ 55,100

Note 7 – Notes Payable due in less than one year

On July 30, 2008 JayHawk signed a convertible promissory note in the amount of $800,000 for cash received of an equal amount.  The original note provided for interest to be paid at the maturity date of July 30, 2009, computed at a rate of 12 percent per annum.  The note and accrued interest was convertible into share of common stock at $1.75 per share.  On July 30, 2009, the note was amended to extend the maturity date to July 30, 2010.  Under the amended agreement interest continued to be accrued and the holder continued the right to convert the outstanding principal balance and unpaid accrued interest to shares of the Company's common stock, at the conversion price of $1.75.

On February 25, 2010 the $800,000 principal of the note payable and currently accrued interest was converted to 1.6 million shares of the Company’s common stock.  Accounting Standards Codification (ASC) Topic 470-20-40-16 requires expense to be recognized when convertible debt is converted to equity securities of the debtor to the extent that the fair value of the securities and other consideration transferred exceeds the fair value of securities issuable pursuant to the original conversion terms.  Management made an assessment of the modified terms of conversion and determined that the fair value of the 1.6 million shares on the date of issuance was $2,112,000 and exceeded the value of shares issuable pursuant to the amended agreement of $645,022, by $1,466,978.  This amount was charged to non-cash debt conversion expense and is included in Other Expense on the Consolidated Statement of Operations.

On September 1, 2010 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The initial principal balance of $272,373 is due and payable in six (6) equal payments of $46,729 including interest at a rate of 12% per annum.  The final payment is due February 25, 2011.

Note 8 - Long-term Liabilities

Long-term liabilities at September 30, 2010 are comprised of an asset retirement obligation of $154,928 and convertible debentures of $756,146, net of discounts for the imputed fair value of common stock purchase warrants attached to the debentures and the imputed fair value of the conversion feature of the debentures.  At September 30, 2009 the only long-term liability was the asset retirement obligation reflected in the amount of $140,844.  The composition of long-term liabilities existing at September 30, 2010 and September 30, 2009 is reflected in the following table:

	September 30, 2010	September 30, 2009

Asset retirement obligation	$ 154,928	$ 140,844
Investment in Joint Venture Girard	250,000	125,000
Long-term notes (debentures) payable face value	1,497,000	-
Less: Unamortized discount(s)		-
Imputed fair value of common stock purchase warrants	(285,887)	-
Imputed fair value of beneficial conversion feature	(454,967)	-
Total long-term liabilities	$ 1,161,074	$ 265,844

During the year ended September 30, 2010, the Company issued 10 percent convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter end December 31, 2009.  In April of the third quarter ended June 30, 2010 additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures is 10 percent per annum.  Interest of $102,642 was expensed and is included in "Other expense" on the Consolidated Statements of Operations for the Year Ending September 30, 2010.  Interest accrued at year end of $37,500 is included on the Consolidated Balance Sheets  in "Other payables, interest and taxes accrued".

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of  $0.30 per share.  Additionally, the attached common share purchase warrants, expire 42 months from the original issue date and permit the holders two exercisable options.  The warrant were exercisable by purchase of the Company’s common stock for cash at an exercise price of $0.45, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

During the second quarter ended March 31, 2010, the holders of the debentures and the common stock purchase warrants associated with the first $900,000 issuance, exercised all 3,000,000 warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6 and January 27.  Warrants attached to the debentures issued in April 2010 ($600,000 face amount) total 2,000,000 and remain to be exercised as the election of the debenture holders at an exercise price of $0.45 per share.

The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

Long term notes (debentures) will mature as follows:

Year ending September 30,
2011	$ -
2012	1,497,000
2013	-
2014	-
2015	-
$ 1,497,000

In accordance with ASC Topic 470, the Company allocated the proceeds to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of .06 percent, volatility of 99.3 percent, exercise price of $0.30, current market values of $0.43 and $0.70 per share and an expected life of 3.5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates $1,500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, the exercise of all purchase warrants associated with the first $600,000 tranche, and the conversion of $3,000 in principal conversion, $740,854 of the discount remains to be amortized over the remaining life of the debentures.  This $740,854 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $285,887 and imputed fair value of the beneficial conversion feature of $454,967.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

Note 9 - Asset Retirement Obligation

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, the Company recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. The Company estimates the timing of the asset retirement based on an economic life determined by reference to similar properties and/or reserve reports.  The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of oil and gas, time to abandonment, future inflation rates and the adjusted risk-free rate of interest. When the liability is initially recorded, the Company capitalizes the cost by increasing the related property balances. This initial capitalized cost is depreciated or depleted over the useful life of the asset.

The Company has identified potential asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 15 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the period ending September 30, 2010 and 2009, was computed to be $14,084 and $12,804, respectively.

The ending balance of the asset retirement obligation at September 30, 2010 is $154,928.  The asset retirement obligation is included in the Balance Sheet classification "Long-term Liabilities."  The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2009:

	Year Ended September 30, 2010	Year Ended September 30, 2009

Beginning balance	$ 140,844	$ 128,040
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	14,084	12,804
Revision to estimated cash flows	-	-
Totals	$ 154,928	$ 140,844

Note 10 - Common Stock

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

Fiscal Year End September 30, 2010

At September 30, 2009, the number of the Company’s common shares issued and outstanding was 44,509,496.  During the year end September 30, 2010 this number increased by 4,470,830  shares to 48,980,326.  The specific issuances of the common stock are detailed below:

October 2, 2009 - The Company issued 30,000 shares of common stock to one vendor for services rendered.  These shares were valued at $0.38 per share.  The fair value of the aggregate issuance approximated the value of the services rendered.

October 30, 2009  - The Company issued 30,000 shares of common stock to one vendor for services rendered.  These shares were valued at $0.28 per share.  The fair value of the aggregate issuance approximated the value of the services rendered

November 16, 2009 - As discussed in Note 7,  the Company issued 544,000 shares of common to fulfill the stock issuance obligation recognized on July 30, 2009.   This obligation was recognized as the result of amending the original $800,000 short-term convertible promissory note, signed in July 2008.  The original note had a one-year maturity, maturing July 30, 2009, and provided for interest to be paid upon maturity, computed at a rate of 12 percent per annum.  The amendment extended the maturity date to July 30, 2010.  Accrued interest to the date of the amendment was $96,000.  This along with a 5 percent extension fee of $40,000 was converted to shares of the Company’s restricted common stock, at the rate of $0.25 per share.  The total amount of $136,000 was reflected as a stock issuance obligation as at September 30, 2009.

January 6 and 27, 2010 - Holders of the debentures and the common stock purchase warrants, more fully described in Note 8, exercised their rights under those warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises.  As a result, the Company issued  1,398,065 shares, and 713,322 shares, in each of the respective transactions.

February 25, 2010 - As discussed in Note 7, the Company issued 1,600,000 shares of common stock for the conversion of the $800,000 convertible note payable reflected at September 30, 2009, and the accrued interest through February 25, 2010 of $55,143 at $0.53 per share.

April 01, 2010 - The Company issued 21,666 shares of common stock in lieu of paying interest, to one investor in the 10% convertible debentures, with cash.  The interest totaled $16,250 and was converted to shares at a price of $0.75 per common share.

May 04, 2010 - The Company issued 11,000 shares of common stock in lieu of paying cash for the rental of field equipment.   The value of the services was determined to be equivalent to the value of the shares issued at the closing stock price of that day, $0.47 per share, or $5,170.

June 28, 2010 - The Company issued 10,000 shares of common stock in conversion of $3,000 of principal  to one of the holder’s of the 10% convertible debentures, in agreement with the terms thereof (see Note 8).

July 20, 2010 - The Company issued the holders of the debentures 112,777 shares of the Company’s common stock in lieu of interest due and payable, totaling $33,833 as of July 01, 2010.  These share were valued at $0.30 per share.

Fiscal Year End September 30, 2009

October 31, 2008 – The Company issued 25,000 shares valued at $0.67 for consulting services rendered.

January 12 2009 – The Company issued 74,575 shares of  common stock to Missouri Gas Partners.  Of this amount 22,225 shares represented the total "Stock Issuance Obligation" of $47,559 existing at December 31, 2008.  This represented the residual from the June 30, 2008 transaction, wherein JayHawk agreed to release 25 shares per acre as individual oil and gas mineral leases were renewed.  The remaining 52,350 shares were issued in recognition of the Company's obligation to issue 25 shares per acre for 2,094 acres in lieu of lease renewal.  These shares were valued at $0.51 per share, the fair market value of a share on the day the obligation was recognized.

Also on January 12, 2009, an additional 51,000 shares were issued to two individual consultants, in exchange for services provided.   These shares were all valued at $0.41 per share; the fair market value on the date of the transaction.  This approximates the value of the services provided.

February 5, 2009 - A private placement of 1,000,000 common shares was completed.  The shares were issued to one private investor in consideration for $200,000 in cash that was used as working capital.  The private placement was completed in reliance upon exemption from registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4 of that Act.

April 20, 2009 - The Company issued 85,400 shares of  common stock to three vendors as compensation for services rendered.  These shares were valued at $0.20 per share; the fair market value on the date of the transaction for two of the vendors, and at $0.15 per share for the third.  This approximated the value of the services provided.

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

July 31, 2009 - The Company issued 49,800 shares of common stock to two vendors as compensation for services rendered.  These shares were valued at $0.20 per share; the fair market value on the date of the transaction for each of the vendors.

August 4, 2009 - The Company issued 203,625 shares of common stock to a vendor for settlement of past due obligations.  These shares were also valued at $0.20 per share to approximate the value of the services previously provided.

September 3, 2009 – The Company issued 30,000 shares of common stock, valued at $0.39 to a vendor for services rendered.

NOTE 11 - Stock Based Compensation

The Company’s board of directors approved a stock option plan on August 11, 2009.   The purpose of the Plan is to provide employees and consultants of the Corporation and its Subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Corporation and its Subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Corporation, and to facilitate attracting and retaining employees and consultants of exceptional ability.    The total number of shares available for grant under the terms of the Plan is 4,000,000.  The stock option price shall be the Fair Market Value of the share at the date of issuance, but may be changed by the Board of Directors or designee from time to time.  The stock options are non-transferable and shall expire not more than five (5) years from the date of the granting.

The Company recognizes compensation expense using the straight-line method of amortization.  Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

During the quarter ended September 30, 2010, the Company granted 2,790,000 stock options to employees, contractors, board members and consultants exercisable at a price of $0.20 per share until September 2015.

At September 30, 2010, the Company had 2,790,000 options granted and outstanding.

The following table reflects the summary of stock options outstanding at September 30, 2010 and changes during the year ended September 30, 2010:

	Number of shares under options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value	Aggregate Intrinsic Value

Balance outstanding, September 30, 2009	-	$ -	$ -	$ -
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	2,790,000	$ 0.20	558,000	438,873
Balance outstanding, September 30, 2010	2,790,000	$ 0.20	$ 558,000	$ 438,873

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option volatility within the Black-Scholes model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan.  The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.  The Company currently does not foresee the payment of dividends in the near term. Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The assumptions used to calculate the fair value are as follows:

Year Ended September 30, 2010

Dividend yield	-
Expecteed volatility	99.30%
Risk free interest rate	1.43%
Expected life (years)	5 years

A summary of the status of the Company’s nonvested stock options outstanding at September 30, 2010 is presented as follows:

	Number of options	Weighted Average Grant Date Fair Value Per Share	Weighted Average Grant Date Fair Value

Nonvested, September 30, 2009	-	$ -	$ -

Granted	2,790,000	$ 0.20	$ 558,000.00
Vested	(1,275,000)	$ 0.20	$ (255,000.00)
Forfeited	-	$ -	$ -

Nonvested, September 30, 2010	1,515,000	$ 0	$ 303,000

As of September 30, 2010, there was $238,313 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.1 years.  The total fair value of options vested at September 30, 2010 was $303,000.

Note 12 - Share Purchase Warrants

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

In conjunction with the issuance of the $1,5000,000 note payable, described in Note 8, 166,000 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $54,263 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.067, volatility of 99%, exercise price of $0.28, current market price of $0.45 per share and an expected life of 3.5 years.

A summary of the Company's share purchase warrants outstanding at September 30, 2010 is presented as follows:

	Broker Warrants	Broker Warrant Exercise Price	Share Purchase Warrants	Warrant Exercise Price

Balance, September 30, 2009	-	$ -	-	$ -

Granted	166,000	$ 0.45	2,000,000	$ 0.45
Exercised
Forfeited

Balance, September 30, 2010	166,000	$ 0	2,000,000	$ 0.45

Note 13 – Loss per Common Share

The Company follows ASC 260, Earnings Per Share which requires the reporting of basic and diluted earnings/loss per share.  We calculate basic loss per share by dividing the net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares, including all potentially dilutive securities during the period.  For the periods ending September 30, 2010 and 2009 the weighted average number of shares was 47,512,481and 43.699,043, respectively.  Additionally, all of our outstanding warrants have an anti-dilutive effect on our per common share amounts.

Note 14 - Related Party Transactions

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

Note 15 - Income Tax

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

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the maximum federal corporate statutory rate of 34%, U.S. state taxes calculated at the statutory rate of 4.15% net of any federal income tax benefit calculated at their combined rates of 19.15% net of any U.S. federal income tax benefits. These rates are our effective tax rates.

At September 30, 2010, we have available for federal income tax purposes a net operating loss carry-forward of approximately $3,019,849, expiring at various times from 2025 through 2028 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.  The computation and reconciliation with the operating losses from inception is disclosed in the following table for the fiscal years ending September 30, 2007, 2009, and 2010:

	2007	2008	2009	2010

Net operating loss before taxes:	$ (257,713)	$ (3,128,342)	$ (2,277,632)	$ (5,161,381)
Add back temporary differences:	-	-	-	-
Allowance for impairment	-	1,474,000	-	811,339
Excess depreciation and amortization	-	129,106	370,776	-
Expenses not deducted currently	-	-	102,804	200,560
Add back permanent differences:	-	-	-	-
Accretion and amortization of note
discount	-	-	522,248	759,146
Other	40,000	4,154	750	-
Net operating loss to carry-forward	$ (217,713)	$ (1,521,082)	$ (1,281,054)	$ (3,390,336)

Deferred tax assets have been recognized for this net operating loss carry-forward of approximately $578,300 at September 30, 2010.  This has been calculated using effective tax rates of 4.15% and 15% for State and Federal (total 19.15%). We have not recorded a benefit from our net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $578,300 has been provided for the deferred tax assets. The following table reports our carry forward by year and the related deferred tax assets by year from April 5, 2004 (inception) through September 30, 2009:

Tax Year End	NOL Carry-forward	Deferred Tax Asset
September 30, 2006 (from inception)	$ 32,433	$ 11,027
September 30, 2007	185,280	62,995
September 30, 2008	1,521,082	517,168
September 30, 2009	1,281,054	435,558
September 30, 2010	3,390,336	1,152,714
Total available	$ 6,410,185	$ 2,179,463
Less: Valuation Allowance		(2,179,463)
Net Deferred Tax Asset		$ -

The Company analyzed its tax positions taken on it Federal and State tax returns for the open tax years ending September 30, 2007, 2008, 2009 and 2010.  Based on our analysis, the Company determined that there are no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

At September 30, 2010, the Company has net operating loss carry forwards of approximately $6,410,185 ($3,019,849 in 2006, 2007, 2008 and 2009), which expire in the years 2023 to 2030.  The change in the allowance account from September 30, 2009 to

September 30, 2010 was $1,601,163.

Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our tax provisions.  Ultimately, the actual tax benefits to be realized will be based on future taxable earnings levels, which are difficult to predict.

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on our financial statements.  For the year ended September 30, 2010, no income tax expense has been realized as a result of our operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho.  These filings are subject to a three year statute of limitations.  Our evaluation of income tax positions included the fiscal years ended September 30, 2009, 2008 and 2007 which could be subject to agency examinations as of September 30, 2010.  No filings are currently under examination.  No adjustments have been made to reduce our estimated income tax benefit at fiscal year end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 16 - Subsequent Events

October 1, 2010 - The Company issued 124,999 shares of its $0.001 par value common stock in lieu of paying interest with cash, to holders of 10% convertible debentures described in Note 8.  The interest totaled $37,500 and was converted to shares at a price of $0.30 per common share.

On October 18, 2010 - The Company entered into a Securities Purchase Agreement with certain institutional investors wherein the Company agreed to sell and the purchasers agreed to purchase $500,000 of Secured Convertible Debentures (“Debentures”).  The Debentures provide for interest to be paid quarterly, at the rate of 10 percent per annum, and are due two years from the date of this initial closing. The Debentures are secured by a lien on the Company’s assets, including its  properties in North Dakota but not including certain assets of the Company in Kansas.

The Debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by a conversion price of $0.18 per share, or an aggregate of 2,777,778 shares.  In addition to the Debentures the purchasers were issued an aggregate of 1,805,556 common share purchase warrants, each having a term of 42 months, expiring April of 2014, and giving the purchasers the right to purchase JayHawk’s common shares at an exercise price of $0.45 per share.

October 20, 2010 - The Company issued 111,000 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $20,000 to 111,000 shares.   These shares were all valued at $0.18 per share.

October 21, 2010 - The Company issued 200,000 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $36,000 to 200,000 shares.   These shares were all valued at $0.18 per share.

October 25, 2010 - The Company issued 1,125,000 shares of common stock to three of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $202,500  to 1,125,000 shares.   These shares were all valued at $0.18 per share.

October 27, 2010 - The Company issued 150,000 shares of common stock to one of the holder of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $27,000 to 150,000 shares.   These shares were all valued at $0.18 per share.

November 8, 2010 - The Company issued 55,556 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $10,000 to 55,556 shares.   These shares were all valued at $0.18 per share.

November 24, 2010 - The Company issued 55,556 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $10,000 to 55,556 shares.   These shares were all valued at $0.18 per share.

November 30, 2010 - The Company issued 55,556 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $10,000 to 55,556 shares.   These shares were all valued at $0.18 per share.

December 7, 2010 - The Company issued 283,709 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in the subsequent event of October 18, 2010, who elected to convert the principal amount of $50,000 to 277,777 shares plus accrued interest of $944 to 5,932 shares.  These shares were all valued at $0.18 per share.

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

During the 4th quarter of the year ending September 30, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allows DKTED to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard project).  The agreement permits DKTED to complete its participation and working interest at 42.5 percent after paying the Company $250, 000 and spending $300,000 on workovers of existing wells during the first year.  As of September 30, 2009, DKTED had paid JayHawk $125,000 of the initial $250,000 cash payment obligation.  Subsequently (see Note 14, Subsequent Events) DKTED paid the Company the remaining $125,000 of the initial $250,000 cash payment obligation.  Upon presenting evidence of having performed the work and spending the $300,000 in the initial workover budget, the Company will be committed to transfer to DKTED a 42.5 percent working interest in the Girard, Kansas assets and operations.

On September 28, 2010, the Company hired its current Chief Financial Officer.  Terms of employment include a stock option award of 240,000 shares of the Company’s common stock at such time as the Company can issue such options, and which will vest over a three year period (see Note 11).

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

I - COSTS INCURRED, CAPITALIZED COSTS, AND RESULTS OF OPERATIONS

RELATING TO OIL AND GAS OPERATIONS (UNAUDITED)

Costs Incurred in Oil and Gas Producing Activities (in $000’s)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $000’s:

	2010	2009
Property acquisitions
Unproved properties	$ 148	$ 1,944
Proved properties (includes wells, equipment and related facilities acquired with proved reserves)	1,954	-
Exploration	-	6,161
Production and development capital expenditures	-	1,327
Total	$ 2,102	$ 9,432

 Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to JayHawk’s oil and natural gas producing activities are summarized as follow in $000’s:

	12 Months End
	September 30,
Property Acquisitions	2010	2009
Unproved Properties	$ 4,294	$ 4,145
Proved Properties	2,358	2,358
Wells, equipment and related facilities	7,124	5,265
Total capitalized costs	$ 13,776	$ 11,768
Less: Allowance for depreciation, depletion, amortization and lease impairment	(5,001)	(3,246)
Total	$ 8,774	$ 8,522

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

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.  Because of limited funding, exploration activities were not conducted during the years ended September 30, 2010 and 2009:

	Year Ended
	September 30,
	2010	2009
Operating Revenue	$ 684,707	$ 588,410
Costs and expenses
Exploration expenses	-	-
Producrtion expenses	260,413	399,145
General and administrative expenses	52,112	30,000
Depreciation, depletion and amortization	960,170	1,044,803
Total costs and expenses	$ 1,272,695	$ 1,473,948

Results of operations before income taxes	(587,987)	(885,538)
Provision for income taxes	-	-
Net results for operations	$ (587,987)	$ (885,538)

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

The Company’s reserve estimation and reporting process involves an annual independent third party reserve determination and appraisal.  The reserve estimates reported below are determined independently by the consulting firm of McDaniel & Associates Consultants, Ltd. and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.  The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2010 and 2009.

All of JayHawk Energy’s oil and gas reserves are within the continental United States in the states of North Dakota and Kansas.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2010 and 2009:

	Proved	Proved	Total Proved
	Developed	2009	Reserves
At September 30, 2007	-	-	-
Revisions of previous estimates	-	-	-
Purchase of minerals in place	79,700	-	79,700
Production	(13,000)	-	(13,000)
At September 30, 2008	66,700	-	66,700
Revisions of previous estimates	6,560	88,500	95,060
Purchase of minerals in place	-	-	-
Production	(12,860)	-	(12,860)
At September 30, 2009	60,400	88,500	148,900
Revisions of previous estimates	12,300	(62,500)	(50,200)
Purchase of minerals in place	-	-	-
Production	(19,300)	-	(19,300)
At September 30, 2010	53,400	26,000	79,400

JayHawk Energy, Inc.

Notes to Consolidated Financial Statements – (Continued)

III – STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)

Future net cash flows are calculated by applying year-end oil and gas prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved oil and gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions.  The discounted future net cash flow estimates do not include exploration expenses, interest expense or corporate general and administrative expenses.  The selling prices of crude oil and natural gas are highly volatile.  The year-end prices, which are required to be used for the discounted future net cash flows may not be representative of future selling price.  For the fiscal year September 30, 2010 the discounted net cash flow estimates will use selling price estimates based on the average selling price of the prior twelve months (this year ending September 30, 2010, as discussed under the topic “New Accounting Pronouncements”.  The following table presents the estimated future cash flows related to the Company’s proved oil reserves.

		Present Value
		of
	Reserves	Future Cash
	In Barrels	Flows
Proved developed reserves	53,400	1,491,000
Proved undeveloped reserves	26,000	49,800
Total proved reserves	79,400	$ 1,540,800

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Lindsay E. Gorrill	48	Chief Executive Officer and Director
Kelly J. Stopher	48	Chief Financial Officer
Marshall Diamond-Goldberg	56	President, Director & Chairman of Reserve Reporting
Matthew J. Wayrynen	49	Chairman of the Board and of Compensation Committee
Jeffrey W. Bright	46	Director, Chairman of Nominating Committee
Tyrone Docherty	50	Director, Chairman of Audit Committee

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

Lindsay E. Gorrill - CEO

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as Chief Executive Officer, Chief Financial Officer and as a member of our Board of Directors since July 2007.  He has also served as President, Chief Executive Officer and Treasurer of Star Gold Corp., a company quoted on the OTC Bulletin Board since February 2008.  Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board since August 2008.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004. .Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Golden Odyssey Mining Inc., a TSX Venture Exchange listed company since September 2009.

Kelly J. Stopher - CFO

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on September 28, 2010. Mr. Stopher’s has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies  From March, 20010 through September, 2010, Mr. Stopher worked for Allied Security.  Mr. Stopher worked as the business manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as the CFO of Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business solutions in Boise, ID.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as Chief Financial Officer for Star Gold Corp., a company quoted on the OTC Bulletin Board. and was appointed to that position in October 2010.  Mr. Stopher holds a bachelors degree from Washington State University in Business Administration - Accounting.

Matthew J. Wayrynen - Director

Mr. Wayrynen was appointed to the Board of Directors on April 30, 2008.  Mr. Wayrynen is a citizen of Canada.  He also serves as a director of Golden Odyssey Mining Inc. (since 2009), as a director of Avino Silver & Gold Mines, Ltd. (since 2004), as a director and President of American Uranium Corporation (since 2010) and as a director, President and CEO of Berkley Resources, Inc. (since 2003).  Prior to these positions Mr. Wayrynen was a broker with Golden Capital Securities, located in Vancouver, British Columbia.  Mr. Wayrynen is not an officer or director of any other U.S. reporting company.

Tyrone Docherty - Director

Mr. Docherty was appointed to the Board of Directors on July 10, 2008.  Mr. Docherty is a citizen of Canada and is presently the CEO and a director of Golden Odyssey Mining.  Prior to this position he was president and CEO of Quinto Mining Corporation from June 1977 to June 2008.  Mr. Docherty is not an officer or director of any other U.S. reporting company

Jeffrey W. Bright - Director

Mr. Bright was appointed to the Board of Directors on April 30, 2008.  Mr. Bright is a citizen of Canada.  Mr. Bright has worked as an attorney since 2003, currently with Agrium Inc.., located in Calgary Alberta, Canada.  He is a member of the Association of International Petroleum Negotiators, and the Canadian and American Bar Associations.  Mr. Bright is not an officer or director of any other U.S. reporting entity.

Marshall Diamond-Goldberg – President and Director

Mr. Diamond-Goldberg was appointed to the Board of Directors on July 29, 2008.  Mr. Diamond-Goldberg is a citizen of Canada.  He has been employed as a geologist and consultant providing related services in Calgary, Alberta, Canada since 1980.  Since 1997, Mr. Goldberg has been the President of Marlin Consulting Corporation (not to be confused with Marlin Property Management) providing services to oil and gas companies.  Mr. Diamond-Goldberg is a member of the American Societies of Professional Geologists, as well as the Association of Professional Engineers, Geologists and Geophysicists of Alberta.  Mr. Diamond-Goldberg is also an officer and a director of Legend Oil & Gas Ltd. an OTC listed company and a U.S. reporting entity.

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

Audit Committee

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

Compensation Committee

Mathew J. Wayrynen has served as Chairman of the Compensation Committee since August 27, 2008.  Lindsay Gorrill and Tyrone Docherty also serve on the Compensation Committee.

Nominating Committee

Jeff W. Bright was appointed Chairman of the Nominating Committee. On August 27, 2008,  Lindsay Gorrill and Matthew Wayrynen also serve as members of the Nominating Committee.

Reserves Committee

Marshall Diamond-Goldberg has served as the Chairman of the Reserves Committee since August 27, 2008.  Lindsay Gorrill and Jeff W. Bright also serve on the Reserves Committee.

Compensation Committee Interlocks and Insider Participation

Mathew J. Wayrynen has served as the Chairman of the Compensation Committee since August 27, 2008.  Lindsay Gorrill and Tyrone Docherty also serve as members of the compensation committee.

None of our directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our board of directors.

Director Compensation

The table below sets forth, for the last fiscal years, the compensation earned by our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total
		($)	($)	($)	($)		($)

Matt Wayrynen	$ 11,250	$ -	$ 15,730	$ -	$ -	$ -	$ 26,980
Tyrone Docherty	5,500	-	15,730	-	-	-	21,230
Jeff Bright	4,250	-	11,798	-	-	-	16,048
	$ 21,000	$ -	$ 43,258	$ -	$ -	$ -	$ 64,258

 ITEM 11.  EXECUTIVE COMPENSATION.

Each individual's total compensation consisted only of cash paid as salary or as a monthly fee to an independent contractor.  The following amounts were paid to the respective individuals.

Officer Comp

2010	$ 150,000	-	-	$ 86,516	-	-	$ 1,000	$ 237,516
2010	176,000	-	-	58,988	-	-	3,000	237,988
2010	2,864	-	-	-	-	-	-	2,864
	$ 328,864	$ -	$ -	$ 145,504	$ -	$ -	$ 4,000	$ 478,368

OS Equity Awards

550,000	550,000	-	$ 0.20	9/2/2015
375,000	375,000	-	$ 0.20	9/2/2015
-	-	240,000	$ 0.20	9/28/2015

Director Comp

	11,250		15,730				26,980
	5,500		15,730				21,230
	4,250		11,798				16,048
	21,000

					1/13/2010	5/3/2010	5/11/2010	8/9/2010
8,000		2,000	500		250	250	250		11,250
	4,000	500			250	250	250	250	5,500
	1,000		2,000	500	250	250		250	4,250	21,000

		500	500	500					1,500
	1000		-	2000					3,000
8,000	6,000	3,000	3,000	3,000	750	750	500	500	25,500

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended September 30, 2010, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2010 and using the following assumptions: risk-free rate of 0.06% and 5.35%; volatility of 0.99; actual term and exercise price of options granted. See Note 16 to the Consolidated Financial Statements for more details on option issuances.  See Note 11 Stock Based Compensation in the Notes to the Consolidated Financial Statements.

 Employment Agreements with Executive Officers

The Company’s president, Mr. Marshall Diamond-Goldberg entered into an employment agreement with the company to be compensated initially at a rate of $5,000 per month, increasing to $8,000 per month upon completion of the $1.5 million funding under the Securities Purchase Agreement dated December 11, 2009 disclosed in Note 8, Subsequent Events.  Additionally, he received 2 percent of the funds received with the first two tranches of the aggregate $1.5 million, and a stock option award of 400,000 shares of the Company’s common stock at such time the Company can issue such options.  Mr. Diamond-Goldberg subsequently received a monthly fee of $15,000.  As part of expense reduction initiatives, Mr. Diamond -Goldberg voluntarily reduced his monthly fee to $12,000.

The Company's Chief Financial Officer, Mr. Kelly Stopher entered into an employment agreement with the company to be compensated initially at a rate of $7,000 per month and a stock option award of 240,00 shares of the Company's common stock.  As part of overall expense reduction initiatives, Mr. Stopher's voluntarily reduced his compensation to $5,000 per month.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2010:

· by each person who is known by us to beneficially own more than 5% of our common stock;

· by each of our officers and directors; and

· by all of our officers and directors as a group.

Balance Sheet 10K

	$ 56,280		$ 5,658

	225,415		293,507
	4,344		2,544
286,039		301,709			(256,487)		(162,734)
									(436,916)	(243,196)
					(693,403)		(405,931)

	2,126,445		2,265,673			(1,608,152)		(1,117,265)
						(130,364)		(76,402)
						(288,753)		(172,897)

	6,647,808		6,256,238			(2,027,269)		(1,366,565)

	19,616		31,605			(6,020)		(3,355)
8,793,869		8,553,516			(3,613)		(1,807)
									(15,663)	(8,145)
56,900		55,100			(25,296)		(13,307)

$ 9,136,808		$ 8,910,325

	$ 1,101,847		$ 267,165
	135,384		107,905
	178,358		130,797
	227,914		800,000
1,643,504		1,305,867
1,161,074		265,844

2,804,578		1,571,711

-		-

	-		-

	48,979		44,509
	17,108,319		12,821,792
	-		136,000
	(10,825,069)		(5,663,688)
6,332,229		7,338,613

$ 9,136,807		$ 8,910,325

						$ (0.75)

				$ 56,280		$ 5,658
				229,758.85		296,051.37

				(1,357,465)		-1,004,157.74

		-811,339.00

Stmt of Operations 10K

	$ 612,607		$ 479,598
	72,101		108,812
				684,707	588,410

	-		-
	286,464		211,507
	26,060		187,638
	1,797,583		1,069,577
	1,292,359		659,714
	2,443,622		737,607
5,846,088		2,866,043

(5,161,381)		(2,277,633)

-		-
-		-

(5,161,381)		(2,277,633)

$ (5,161,381)		$ (2,277,633)

$ (0.11)		$ (0.05)

47,512,481		43,699,043

Chg in Stockholder Equity 10K

42,810,929	$ 42,812	$ 12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,099
25,000	25	16,725			16,750
					-
74,575	74	74,184		(47,559)	26,699
51,000	51	20,859			20,910
1,000,000	1,000	199,000		-	200,000
				14,555	14,555
85,400	85	14,470		(14,555)	-
40,000	40	7,960			8,000
49,800	50	7,420			7,470
139,167	139	28,199		-	28,338

				136,000	136,000
203,625	204	40,521		-	40,725
30,000	30	11,670			11,700
			(2,277,633)		(2,277,633)
	44,509,496	$ 44,509	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,613
30,000	30	11,370	-	-	11,400
30,000	30	8,370	-	-	8,400
544,000	544	135,456	-	(136,000)	-
-	-	900,000	-	-	900,000
-	-	54,263		-	54,263
1,398,065	1,398	(1,398)	-	-	-
713,322	713	(713)	-	-	-
1,600,000	1,600	853,543	-	-	855,143
-	-	1,466,978	-	-	1,466,978
21,666	22	16,228	-	-	16,250
-	-	600,000	-	-	600,000
11,000	11	5,159	-	-	5,170
10,000	10	2,990	-	-	3,000
112,777	113	33,721	-	-	33,833
	-	-	200,560	-	-	200,560
-	-	-	(5,161,381)	-	(5,161,381)
	48,980,326	$ 48,979	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,229

Stmt of Cash Flows10K

	$ (5,161,381)		$ (2,277,633)

		972,160		1,249,259
		811,339
		14,084		12,804
		759,146
		161,068
		1,466,978
		78,137		-
		79,222
		50,083		311,147
		200,560		-
		68,092		120,355
		(1,800)		13,483
		(1,800)		-
		834,682		(209,030)
		75,040		533,561
	405,610		(246,054)

	(1,953,743)		(18,600)
	(148,245)		(1,160)
				250,000
	-		(11,211)
	(1,851,988)		(30,971)

	-		200,000
	1,500,000		-
				(3,000)
	1,497,000		200,000

50,622		(77,025)

5,658		82,683

$ 56,280		$ 5,658

	$ -		$ -
	$ 50,083		$ 96,000

				37,112.90		49,010.49
				128,120.83		-43,395.22
				-161,766.22		-91,957.62
				-1,466,978.00
				-137,850.75		-101,890.34
				-7,119.90		-1,250.92
						-327,962.00
				-759,146.16		-194,286.00
						-27,001.92
				2,075.10		538.63
				-78,136.58
				67.15		588.00

				-2,443,621.63	-737,606.90

Note 3 Trade Accts Rec

		$ -		$ 283,485		$ 283,485
		-		(119,763)		$ (119,763)
193,297	109,074			$ (84,223)
		6,533		5,955		$ (579)
25,585	14,756			$ (10,829)
	$ 225,415		$ 293,507		$ 68,092

Note 4 Unproved Prop Impairment

$ 2,494,479	$ 2,494,479		$ -
		(1,474,000)	(1,474,000)	-
		(256,487)	(162,734)	93,752
$ 763,992	$ 857,745		$ 93,752

$ 1,652,284	$ 1,651,124		$ (1,160)
		(436,916)	(243,196)	193,720
$ 1,215,368	$ 1,407,928		$ 192,560

$ 147,085	$ -		$ (147,085)
		-	-
$ 147,085	$ -		$ (147,085)

$ 2,126,445	$ 2,265,673		$ 139,227

		147,084.79

		2,200,000.00	2,200,000.00
		294,479.29	294,479.29	(148,245)
				287,472
		-1,474,000.00	-1,474,000.00	139,227
		-256,486.91	-162,734.48

		1,072,284.50	1,072,284.50
		0.00	0.00
		579,999.50	578,839.50
		-436,915.91	-243,196.07

		2,126,445.26	2,265,672.74

Note 5 Proved Developed Oil Gas

	$ 2,357,753		$ 2,357,753			$ -
	1,224,580		1,200,247			(24,333)
	1,929,410		-			(1,929,410)
				(811,339)
	(1,608,152)		(1,117,265)			490,887
$ 3,092,252		$ 2,440,735			$ (651,518)

	$ 705,903		$ 796,033			$ 90,130
	662,899		662,899			-
	(130,364)		(76,402)			$ 53,961
$ 1,238,438		$ 1,382,530
								$ -

				$ 2,605,871		$ 2,605,871		$ -
				(288,753)		(172,897)		(115,856)
$ 2,317,118		$ 2,432,973			$ (115,856)

				$ 6,647,808		$ 6,256,238		$ 391,570

								(2,069,599)
				(811,339)				90,130
				(2,027,269)		(1,366,565)		428,993
								(1,550,476)

				2,308,752.58		2,308,752.58
				49,000.00		49,000.00	2,357,752.58
				1,224,580.42		1,200,247.42

				-1,175,123.90		-838,803.90
				0.00		0.00
				-426,495.13		-275,194.84
				-6,533.28		-3,266.64	-1,117,265.38

				397,625.41
				291,318.95
				660,024.73
				580,441.36

				544,575.27		634,705.56
				20,400.00		20,400.00

				16,275.00		16,275.00
				17,141.25		17,141.25
				22,100.00		22,100.00
				16,406.25		16,406.25
				12,547.50		12,547.50
				15,172.50		15,172.50
				21,760.00		21,760.00
				19,525.00		19,525.00	796,033.06

				3,988.34		3,988.34

				16,755.58		16,755.58
				16,798.56		16,798.56
				15,204.55		15,204.55
				18,964.99		18,964.99
				15,436.47		15,436.47
				14,263.87		14,263.87
				5,639.62		5,639.62

				15,641.74		15,641.74

				174,040.00		174,040.00
				0.00		0.00

				0.00		0.00
				16,800.00		16,800.00
				0.00		0.00
				0.00		0.00
				13,203.75		13,203.75
				13,912.50		13,912.50
				22,100.00		22,100.00

				21,760.00		21,760.00
				0.00		0.00
				0.00		0.00
				16,800.00		16,800.00
				15,172.50		15,172.50
				21,080.00		21,080.00
				0.00		0.00
				0.00		0.00
				19,880.00		19,880.00

				0.00		0.00
				21,300.00		21,300.00
				21,760.00		21,760.00
				-34,747.50		-34,747.50
				0.00		0.00

				0.00		0.00
				3,248.16		3,248.16
				0.00		0.00
				0.00		0.00
				11,307.50		11,307.50
				12,908.83		12,908.83
				1,921.25		1,921.25
				15,402.97		15,402.97

				15,336.13		15,336.13
				0.00		0.00
				0.00		0.00
				3,748.13		3,748.13
				14,873.51		14,873.51
				16,655.04		16,655.04
				0.00		0.00
				0.00		0.00
				16,999.47		16,999.47

				0.00		0.00
				15,413.11		15,413.11
				1,930.00		1,930.00
				0.00		0.00
				67,400.00		67,400.00	662,899.07

				-125,549.53		-76,402.37
				-4,814.28

				2,604,270.74		2,604,270.74
				1,600.00		1,600.00	2,605,870.74
				-288,753.05		-172,897.26

				0.00		7,459,146.86

Note 6 Other LT Assets

		$ 1,500	$ 1,500	$ -
		5,400	3,600	(1,800)
		50,000	50,000	-
$ 56,900	$ 55,100		$ (1,800)

Note 8-Long Term Liabilities

	$ 154,928		$ 140,844
				250,000	125,000
				1,497,000	-
					-
				(285,887)	-
				(454,967)	-
$ 1,161,074		$ 265,844

				154,927.92	140,844.00

				250,000.00	125,000.00

				-740,853.84	0.00	285,887	454,967	740,854

				900,000.00
				597,000.00

				1,161,074.08	265,844.00

				0.00	0.00

Note 8-LT Liability Schedule

2011		$ -
2012		1,497,000
2013
2014		-
2015		-
		$ 1,497,000

12/11/2009	12/11/2011	1,000,000
Apr-10	Apr-12	500,000

Note 8 Uamortized Discount

735	300,000.00		-300,000.00	300,000.00			300,000.00
773	130,434.78		-430,434.78	130,434.78			430,434.78
	469,565.22		-900,000.00	469,565.22			900,000.00
818		19,565.00	-880,435.00	(19,565.00)			880,435.00
818		17,935.00	-862,500.00	(17,935.00)			862,500.00
819		19,565.00	-842,935.00	(19,565.00)			842,935.00
819		17,935.00	-825,000.00	(17,935.00)			825,000.00
820		19,565.00	-805,435.00	(19,565.00)			805,435.00
933		345,255.59	-460,179.41	(17,935.00)	376,630.00	410,870.00	787,500.00
820		17,935.00	-442,244.41	(345,255.59)	(345,255.59)		442,244.41
					31,374.41	410,870.00	442,244.41

959	381,182.00		-823,426.41	381,182.00	381,182.00		823,426.41
959	218,818.00		-1,042,244.41	218,818.00		218,818.00	1,042,244.41
982		15,882.58	-1,026,361.83	(9,117.42)		(9,117.42)	1,033,126.99
982		9,117.42	-1,017,244.41	(15,882.58)	(15,882.58)		1,017,244.41
982		21,059.25	-996,185.16	(21,059.25)	(1,494.02)	(19,565.23)	996,185.16
1016		9,117.42	-987,067.74	(9,117.42)		(9,117.42)	987,067.74
1016		15,882.58	-971,185.16	(15,882.58)	(15,882.58)		971,185.16
1016		21,059.25	-950,125.91	(21,059.25)	(1,494.02)	(19,565.23)	950,125.91
1025		1,090.00	-949,035.91	(1,090.00)		(1,090.00)	949,035.91
1047		9,117.42	-939,918.49	(9,117.42)		(9,117.42)	939,918.49
1047		15,882.58	-924,035.91	(15,882.58)	(15,882.58)		924,035.91
1047		21,059.25	-902,976.66	(21,059.25)	(1,494.02)	(19,565.23)	902,976.66
					360,426.61	542,550.05	902,976.66

1132		9,117.42	-893,859.24	(9,117.42)		(9,117.42)	893,859.24
1132		15,882.58	-877,976.66	(15,882.58)	(15,882.58)		877,976.66
1132		21,059.25	-856,917.41	(21,059.25)	(1,494.02)	(19,565.23)	856,917.41
1133		9,117.42	-847,799.99	(9,117.42)		(9,117.42)	847,799.99
1133		21,059.25	-826,740.74	(21,059.25)	(1,494.02)	(19,565.23)	826,740.74
1133		15,882.58	-810,858.16	(15,882.58)	(15,882.58)		810,858.16
1157		19,565.23	-791,292.93	(19,565.23)		(19,565.23)	791,292.93
1157		1,494.02	-789,798.91	(1,494.02)	(1,494.02)		789,798.91
1157		15,882.58	-773,916.33	(15,882.58)	(15,882.58)		773,916.33
		22,410.07	-751,506.26	(22,410.07)	(22,410.07)		751,506.26
1157		9,117.42	-742,388.84	(9,117.42)		(9,117.42)	742,388.84
		1,535.00	-740,853.84	(1,535.00)		(1,535.00)	740,853.84

					285,886.74	454,967.10	740,853.84

					740,853.84
Note 9 Asset Retirement Obl

$ 140,844	$ 128,040
-	-
-	-
		14,084	12,804
-	-
		$ 154,928	$ 140,844

Note 11 Stock Options

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-		$ -		$ -		$ -
							-		-		-		-
							-		-		-		-
							2,790,000		$ 0.20		558,000		438,873
							2,790,000		$ 0.20		$ 558,000		$ 438,873

					1,100,000		550,000
					750,000		375,000
					150,000		75,000
					200,000		100,000
					200,000		100,000
					150,000		75,000
					2,550,000		1,275,000

					240,000		-

					2,790,000		1,275,000

Note 11 Stock Options Assumptio

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

-
99.30%
1.43%

							-		$ -		$ -

							2,790,000		$ 0.20		$ 558,000.00
							(1,275,000)		$ 0.20		$ (255,000.00)
							-		$ -		$ -

							1,515,000		$ 0		$ 303,000

Note 11-Stock Options Unrecogni

$ 0.21
$ 0.20
5.0
1.43%
1.0%

0.16	1.1648
0.13	-1.0565

0.16

2,790,000

$ 438,873

			9/30/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013

			50.00%	12.50%	12.50%	12.50%	12.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	100.00%
1,100,000	0.4%	173,032	86,516	21,629	21,629	21,629	21,629	-	-	-	-	-	-	-	-	173,032
750,000	0.3%	117,977	58,988	14,747	14,747	14,747	14,747	-	-	-	-	-	-	-	-	117,977
150,000	0.1%	23,595	11,798	2,949	2,949	2,949	2,949	-	-	-	-	-	-	-	-	23,595
200,000	0.1%	31,460	15,730	3,933	3,933	3,933	3,933	-	-	-	-	-	-	-	-	31,460
200,000	0.1%	31,460	15,730	3,933	3,933	3,933	3,933	-	-	-	-	-	-	-	-	31,460
150,000	0.1%	23,595	11,798	2,949	2,949	2,949	2,949	-	-	-	-	-	-	-	-	23,595
2,550,000	0.9%	401,120	200,560	50,140	50,140	50,140	50,140	-	-	-	-	-	-	-	-	401,120

240,000	0.1%	37,753	-	3,146	3,146	3,146	3,146	3,146	3,146	3,146	3,146	3,146	3,146	3,146	3,146	37,753

2,790,000	1.0%	$ 438,873	$ 200,560	$ 53,286	$ 103,426.17	$ 103,426.17	$ 103,426.17	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 438,873

				8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	8.33%	100.00%

(1,210,000)

				$ 53,286.11	$ 103,426.17	$ 103,426.17	$ 103,426.17	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 3,146.04	$ 388,732.95
		$ 438,873					$ 363,564.61				$ 12,584.17				$ 12,584.17	$ 388,732.95
		(200,560)
		$ 238,313					0.9%				0.0%				0.0%
							1				2				3
							0.935255				0.064745				0.097117	1.097117

Note 11 Stock Purchase Warrants

5	1	1	22.71	4.29	14	2	14	2	13	2	13	2	13	109

							-		$ -		-		$ -

							166,000		$ 0.45		2,000,000		$ 0.45

							166,000		$ 0		2,000,000		$ 0.45

Note 13 - Income tax

5	1	1	22.71	4.29		14	2	14	2	13	2	13	2	13	109

						$ (257,713)		$ (3,128,342)		$ (2,277,632)		$ (5,161,381)		$ (10,825,068)
				-		-		-		-		-
					-		1,474,000		-		811,339		2,285,339
					-		129,106		370,776		-		499,882
					-		-		102,804		200,560		303,364
				-		-		-		-		-
													-
					-		-		522,248		759,146		1,281,394
					40,000		4,154		750		-		44,904
						$ (217,713)		$ (1,521,082)		$ (1,281,054)		$ (3,390,336)		$ (6,410,185)

Note 13-Net Deferred Tax Asset

5	2	6.43	8.43	48	8.43	14	2	14	108.29	-0.7%

							$ 32,433		$ 11,027	0.3%
	September 30, 2007						185,280		62,995	0.3%
	September 30, 2008						1,521,082		517,168	0.3%
	September 30, 2009						1,281,054		435,558	0.3%
	September 30, 2010						3,390,336		1,152,714	0.3%
				$ 6,410,185		$ 2,179,463
						(2,179,463)
					$ -

							$ 3,019,849
									(2,179,463)
							$ 3,019,849		(578,300)
									(1,601,163)

Wtd Avg Number of Shares

		06/30/04			66,000,000	66,000,000
		09/30/04				66,000,000
		12/31/04				66,000,000
		03/31/05				66,000,000
		06/30/05				66,000,000
		09/30/05				66,000,000
		12/31/05				66,000,000
		03/31/06				66,000,000
		06/30/06			24,000,000	90,000,000
		09/30/06				90,000,000
		12/31/06				90,000,000
		03/31/07				90,000,000
		06/21/07				90,000,000
					(56,000,000)	34,000,000
					2,882,659	36,882,659
		09/30/07				36,882,659
						36,882,659	108	3,983,327,172
		01/16/08			2,666,667	39,549,326	47	1,858,818,322
		03/03/08			50,000	39,599,326	28	1,108,781,128
		03/31/08			1,024,727	40,624,053	16	649,984,848
		03/31/08				40,624,053
		04/16/08			900,000	41,524,053
		04/16/08			599,939	42,123,992	19	800,355,848
		05/05/08			25,000	42,148,992	2	84,297,984
		05/07/08			50,000	42,198,992	2	84,397,984
		05/09/08			399,962	42,598,954	52	2,215,145,608
		06/30/08				42,598,954	3	127,796,862
		07/03/08			211,975	42,810,929	89	3,810,172,681
		09/30/08				42,810,929	366	14,723,078,437	40,226,990
		10/31/08				42,810,929	31	1,327,138,799
		10/31/08			25,000	42,835,929	61	2,612,991,669
		12/31/08				42,835,929	92	3,940,130,468	42,827,505
		12/31/08				42,835,929	12	514,031,148			42,810,929	31	1,327,138,799
		01/12/09			125,575	42,961,504	24	1,031,076,096			42,835,928	73	3,127,022,744
		02/05/09			1,000,000	43,961,504	54	2,373,921,216			42,961,504	24	1,031,076,096
		03/31/09				43,961,504		0			43,961,504	54	2,373,921,216
		03/31/09				43,961,504	90	3,919,028,460	43,544,761		43,961,504	182	7,859,158,855	43,182,192
		03/31/09				43,961,504	20	879,230,080			43,961,504	20	879,230,080
		04/20/09			85,400	44,046,904	30	1,321,407,120			44,046,904	30	1,321,407,120
		05/20/09			40,000	44,086,904	15	661,303,560			44,086,904	15	661,303,560
		06/04/09			49,800	44,136,704	26	1,147,554,304			44,136,704	26	1,147,554,304
		06/30/09				44,136,704	91	4,009,495,064	44,060,385		44,136,704	273	11,868,653,919	43,474,923

		06/30/09				44,136,704	30	1,324,101,120			44,136,704	30	1,324,101,120
		07/30/09			14,167	44,150,871	1	44,150,871			44,150,871	1	44,150,871
		07/31/09			125,000	44,275,871	4	177,103,484			44,275,871	4	177,103,484
		08/04/09			203,625	44,479,496	30	1,334,384,880			44,479,496	30	1,334,384,880
		09/03/09			30,000	44,509,496	27	1,201,756,392			44,509,496	27	1,201,756,392
		09/30/09				44,509,496	92	4,081,496,747	44,364,095			365	15,950,150,666	43,699,043

		09/30/09				44,509,496	2	89,018,992			44,509,496	2	89,018,992
11,700	0.39	10/02/09			30,000	44,539,496	28	1,247,105,888			44,539,496	28	1,247,105,888
11,700	0.39	10/30/09			30,000	44,569,496	17	757,681,432			44,569,496	17	757,681,432
136,000	0.25	11/16/09			544,000	45,113,496	45	2,030,107,320			45,113,496	45	2,030,107,320
		12/31/09				45,113,496	92	4,123,913,632	44,825,148			92	4,123,913,632	44,825,148
		12/31/09				45,113,496	12	541,361,952				12	541,361,952
286,957	0.21	01/12/10			1,395,965	46,509,461	15	697,641,915				15	697,641,915		44,509,496.00
	-	01/27/10			713,322	47,222,783	12	566,673,396				12	566,673,396		48,980,326.00
	-	02/08/10			2,100	47,224,883	17	802,823,011				17	802,823,011
	-	02/25/10			1,600,000	48,824,883	34	1,660,046,022				34	1,660,046,022		4,470,830.00
		03/31/10				48,824,883	90	4,268,546,296	47,428,292			182	8,392,459,928	46,112,417
		03/31/10				48,824,883	1	48,824,883				1	48,824,883
	-	04/01/10			21,666	48,846,549	33	1,611,936,117				33	1,611,936,117
	-	05/04/10			11,000	48,857,549	55	2,687,165,195				55	2,687,165,195
3,000	0.30	06/28/10			10,000	48,867,549	2	97,735,098				2	97,735,098
		06/30/10				48,867,549	91	4,445,661,293	48,853,421			273	12,838,121,221	47,026,085
		06/30/10				48,867,549	20	977,350,980				20	977,350,980
33,833	0.30	07/20/10			112,777	48,980,326	72	3,526,583,472				72	3,526,583,472
	07/23/10		23,971	49,004,297	0	0				0	0
		08/03/10			(2,092)	49,002,205	0	0				0	0
		08/03/10			(1,046)	49,001,159	0	0				0	0
		08/13/10			(13,889)	48,987,270	0					0	0
		08/13/10			(6,944)	48,980,326	0	0				0	0
		09/30/10				48,980,326	92	3,526,583,472	38,332,429			365	17,342,055,673	47,512,481
							365

						4,000,000	8.17%
						49,800	0.10%
						1,000	0.00%

						51,141,813
						154,012
						51,295,825

BS for Cash Flow Prep

	$ 56,280		$ 5,658		$ (50,622)

	225,415		293,507.37		68,092.17
	4,344		2,544		-1,799.65
286,039		301,709.37

	2,126,445		2,265,672.74		139,227.48

	6,647,808		6,256,237.86		-391,570

	19,616		31,605.38		11,989.63
8,793,869		8,553,515.98

56,900		55,100		-1,800

$ 9,136,808		$ 8,910,325

	$ 1,101,847		$ 267,165		$ 834,682
	135,384.32		107,904.71		27,479.61
	178,357.89		130,797.07		47,560.82	$ 75,040

	227,914.3		800,000		-572,085.7
1,643,503.91		1,305,867.11
1,161,074.08		265,844		895,230.08

2,804,577.99		1,571,711.11

-		-

	-		-

	48,978		44,509.49		$ 4,469
	17,108,319		12,821,792		$ 4,286,527
	-		136,000		$ (136,000)
	(10,825,069)		(5,663,688)		$ (5,161,381)
6,332,228.333		7,338,613.49

$ 9,136,806		$ 8,910,325		$ (1)

				$ (1)		$ (0.75)

Stmt of Cash Flow worksheet

	$ (5,161,381)		$ (2,277,633)

		1,797,583		1,249,259
				23,953
			(119,763)
			-	(119,763)	-

			(1,474,000)
			(1,474,000)	-	-

			140,844
			154,928	14,084	12,804

				-	311,147

				-	-

			293,507
			119,763
			225,415
			-	187,855	96,402

			2,544
			4,344	(1,800)	13,483

			55,100
			56,900	(1,800)

			267,166
			1,101,847	834,681	(209,030)

			238,702
			313,742	75,040	533,561

			-
			-	-	-

	(2,375,500)		(246,054)

	(2,069,599)		(18,600)

	(148,245)		(1,160)

	-		(11,211)

	(2,217,844)		(30,971)

	-		200,000

	-		-
			1,065,844
			1,388,988	323,144
	323,144		200,000

(4,270,200)		(77,025)

5,658		82,683

$ (4,264,542)		$ 5,658

	$ -		$ -
	$ -		$ 96,000

Chg in SH Equity for Cash Flow

	44,509,496	$ 44,510	$ 12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,614							7,338,614
													-
30,000	30	11,670	-	-	11,700	11,700					11,700
30,000	30	11,670	-	-	11,700	11,700					11,700
544,000	544	135,456	-	(136,000)	-						-
-	-	900,000	-	-	900,000						-
													-
1,398,065	1,398	(1,398)	-	-	(0)						-
713,322	713	(713)	-	-	0						-
1,600,000	1,600	853,543	-	-	855,143						-
		1,466,978	-		1,466,978				1,466,978		1,466,978
													-
21,666	22	16,228	-	-	16,250		16,250				16,250
		600,000	-		600,000						-
11,000	11	5,159	-	-	5,170	5,170					5,170
10,000	10	1,900	-	-	1,910						-
													-
112,777	113	33,721	-	-	33,833		33,833				33,833
			200,560	-		200,560				200,560			200,560
			51,753			51,753							-
			(5,161,381)		(5,161,381)					(5,161,381)	(5,161,381)
	48,980,326	$ 48,981	$ 17,108,319	$ (10,825,069)	$ -	$ 6,332,231		28,570	50,083	200,560	1,466,978	(5,161,381)	3,923,424

CFS Worksheet

	$ 56,280		$ 5,658		50,621.92

	225,415		293,507.37
				-		119,763
				-		-119,764	68,091.17

	4,344		2,544		-1,799.65
286,039		301,708.37

	2,126,445		2,265,672.74		-139,227.48
					0
				1,474,000		1,474,000	0
				(1,474,000)		(1,474,000)	0

	6,647,808		6,256,237.86
				1,608,152		1,117,265
				130,364		76,402
				288,753		172,897	-1,052,274.16
				(1,608,152)		-1,117,265.38
				(130,364)		-76,402.37
				(288,753)		-172,897.26	660,704.16
				6,647,808		6,256,238

	19,616		31,605.38
				6,020		3,355
				3,613		1,807
				15,663		8,145	0
				(6,020)		(3,355)
				(3,613)		(1,807)
				(15,663)		(8,145)	11,989.63
				19,616		31,605

8,793,869		8,553,516

56,900		55,100		-1,800

$ 9,136,808		$ 8,910,324

	$ 1,101,847		$ 267,166		834,681.07

	135,384.32		107,904.71
	178,357.89		130,797.07		75,040.43

	227,914.3		800,000		-572,085.7
1,643,503.91		1,305,868.11
				154,927.92		140,844	14,083.92
				250,000		125,000	125,000
				-740,853.84		0	740,853.84
				900,000
				597,000			1,497,000
1,161,074.08		265,844		2,376,937.76

2,804,577.99		1,571,712.11

-		-

	-		-		0
					0
							0
	48,979		44,509.49		-4,469.953
	17,108,318		12,821,792		-4,286,526.26
	-		136,000		136,000
	(10,825,069)		-5,663,688		5,161,380.67
6,332,229.033		7,338,613.49

$ 9,136,807		$ 8,910,326

				$ (1)

Supplementary Oil and Gas Discl

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ -
							148,245		$ 1,944		$ 1,944	$ 2,200
				1,953,743		-		6,161		-
							-		6,161		-	-
							-		1,327		1,327	-
			$ 2,101,988		$ 9,432		$ 9,432		$ 2,200

							$ 148		$ 1,944
				1,954		-
							-		6,161
							-		1,327
			$ 2,102		$ 9,432

Capitalized Costs Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

					$ 4,294		$ 4,145		$ 4,144		$ 2,200
					2,358		2,358		2,358		-
			7,124		5,265		5,246		-
				$ 13,776		$ 11,768		$ 11,748		$ 2,200
		(5,001)		(3,246)		(2,202)		-
			$ 8,774		$ 8,522		$ 9,546		$ 2,200

							8,793,868.87		8,553,515.98
							(19,615.75)		(31,605.38)
							8,774,253.12		8,521,910.60

							8,774		8,522

							(0.00)

							$ 149
							(0)
							1,859

Calc of Capitalied Oil and Gas

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

$ 5,511,743.45	$ 3,558,000.00

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

				-125,549.53	-76,402.37	-125,549.53	-76,402.37
				-4,814.28

$ 1,368,801.84	$ 1,458,932.13

2,604,270.74	2,604,270.74
				-288,753.05	-172,897.26	-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48			-414,302.58	-249,299.63
$ 9,197,662.98	$ 7,449,905.61

2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

$ 2,357,752.58	$ 2,357,752.58			-426,495.13	-275,194.84	-426,495.13	-275,194.84
-1608152.31	-1117265.38			-6,533.28	-3,266.64	-6,533.28	-3,266.64
$ 749,600.27	$ 1,240,487.20			-1,175,123.90	-838,803.90	-1,175,123.90	-838,803.90
				-1,608,152.31	-1,117,265.38

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
				-436,915.91	-243,196.07	-436,915.91	-243,196.07

2,200,000.00	2,200,000.00
				-1,474,000.00	-1,474,000.00	-1,474,000.00	-1,474,000.00

294,479.29	294,479.29
				-256,486.91	-162,734.48	-256,486.91	-162,734.48

147,084.79

4,293,848.08	4,145,603.29					-4,189,857.71	-3,246,495.56
-2,167,402.82	-1,879,930.55						-2,997,195.93
2,126,445.26	2,265,672.74						-249,299.63

$ 4,294	$ 4,145	$ 4,144	$ 2,200
2,358	2,358	2,358	-
7,124	5,265	5,246	-
$ 13,776	$ 11,768	$ 11,748	$ 2,200
(4,190)	(3,246)	(2,202)	-
$ 9,586	$ 8,522	$ 9,546	$ 2,200

9,605,207.87	8,553,515.98
(19,615.75)	(31,605.38)
9,585,592.12	8,521,910.60

9,586	8,522

$ 149
$ (0)
$ 1,859
$ 2,008
Operating Results Oil and Gas

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				260,413		399,145
				52,112		30,000
				1,771,509		1,044,803
			$ 2,084,034		$ 1,473,948

		(1,399,326)		(885,538)
				-		-
			$ (1,399,326)		$ (885,538)

10K Disclosures

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 684,707		$ 588,410

				-		-
				312,524		399,145
				32,113		30,000
				-		1,044,803	(24,774)
			$ 344,638		$ 1,473,948

		340,070		(885,538)
				-		-
			$ 340,070		$ (885,538)

10K Discl. Oil Reserves

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			53,400		$ 1,490,500
			26,000		49,800
							25,200		665,400
							104,600		$ 2,205,700

10K Stock Prices

5	1	6	6.43	8.43	20	15	15	2	15	15	108.86	-0.14

						2010			2009

		$ 0.92	$ 0.22		$ 1.06	$ 0.13
		2.16	0.80		0.56	0.15
		1.08	0.30		0.64	0.17
		0.34	0.19		0.50	0.25

Stock Prices

11/12/2009	0.27	0.27	0.22	0.26	110,100	0.26
11/16/2009	0.25	0.27	0.24	0.25	35,000	0.25
11/19/2009	0.24	0.29	0.24	0.29	118,400	0.29
11/10/2009	0.26	0.27	0.25	0.26	64,700	0.26
11/13/2009	0.26	0.27	0.25	0.25	22,200	0.25
11/17/2009	0.25	0.27	0.25	0.27	36,600	0.27
11/11/2009	0.25	0.28	0.25	0.27	26,200	0.27
11/20/2009	0.29	0.29	0.25	0.27	56,900	0.27
11/23/2009	0.26	0.26	0.26	0.26	55,200	0.26
11/6/2009	0.26	0.27	0.26	0.26	35,900	0.26
11/18/2009	0.26	0.27	0.26	0.26	19,000	0.26
10/20/2009	0.27	0.28	0.26	0.27	62,000	0.27
10/28/2009	0.28	0.28	0.26	0.27	82,700	0.27
11/2/2009	0.27	0.28	0.26	0.26	65,900	0.26
11/3/2009	0.26	0.28	0.26	0.26	40,300	0.26
11/4/2009	0.26	0.28	0.26	0.27	48,600	0.27
11/9/2009	0.26	0.28	0.26	0.27	36,600	0.27
10/21/2009	0.27	0.29	0.26	0.28	136,700	0.28
11/5/2009	0.26	0.29	0.26	0.26	28,900	0.26
11/24/2009	0.26	0.29	0.26	0.27	45,700	0.27
10/19/2009	0.3	0.31	0.26	0.28	269,100	0.28
11/25/2009	0.26	0.35	0.26	0.33	491,700	0.33
10/22/2009	0.29	0.3	0.27	0.28	83,200	0.28
10/27/2009	0.27	0.3	0.27	0.28	35,300	0.28
10/29/2009	0.27	0.3	0.27	0.28	53,900	0.28
10/30/2009	0.3	0.3	0.27	0.27	58,800	0.27
10/23/2009	0.28	0.3	0.28	0.28	65,400	0.28
10/26/2009	0.28	0.3	0.28	0.28	42,800	0.28
10/12/2009	0.31	0.33	0.28	0.29	130,200	0.29
10/13/2009	0.31	0.32	0.29	0.31	66,400	0.31
10/14/2009	0.31	0.31	0.3	0.3	75,400	0.3
10/9/2009	0.32	0.32	0.3	0.31	64,600	0.31
10/16/2009	0.3	0.32	0.3	0.31	231,600	0.31
10/15/2009	0.3	0.33	0.3	0.3	59,600	0.3
10/8/2009	0.33	0.34	0.3	0.32	185,100	0.32
10/7/2009	0.33	0.35	0.33	0.34	69,900	0.34
10/6/2009	0.35	0.36	0.33	0.35	136,600	0.35
12/7/2009	0.42	0.45	0.33	0.35	110,400	0.35
10/1/2009	0.36	0.37	0.35	0.36	93,500	0.36
10/2/2009	0.35	0.37	0.35	0.37	68,500	0.37
10/5/2009	0.37	0.38	0.35	0.36	55,900	0.36
11/30/2009	0.37	0.44	0.35	0.44	396,300	0.44
12/8/2009	0.38	0.44	0.35	0.43	456,700	0.43
11/27/2009	0.37	0.39	0.36	0.38	79,900	0.38
12/3/2009	0.41	0.47	0.41	0.46	379,100	0.46
12/1/2009	0.41	0.48	0.41	0.48	495,200	0.48
12/4/2009	0.45	0.47	0.42	0.42	227,200	0.42
12/10/2009	0.45	0.49	0.42	0.49	433,900	0.49
12/9/2009	0.44	0.45	0.43	0.43	234,300	0.43
12/2/2009	0.47	0.48	0.45	0.46	438,100	0.46
12/11/2009	0.53	0.68	0.53	0.68	2,828,900	0.68
12/15/2009	0.73	0.75	0.57	0.65	961,800	0.65
12/22/2009	0.76	0.78	0.58	0.73	1,267,800	0.73
12/16/2009	0.67	0.69	0.65	0.68	429,400	0.68
12/23/2009	0.7	0.71	0.65	0.67	546,200	0.67
12/24/2009	0.68	0.69	0.66	0.69	181,500	0.69
12/17/2009	0.68	0.74	0.66	0.74	647,400	0.74
12/28/2009	0.69	0.87	0.68	0.83	1,370,100	0.83
12/14/2009	0.73	0.81	0.69	0.7	2,502,800	0.7
12/18/2009	0.77	0.92	0.74	0.88	1,123,200	0.88
12/29/2009	0.86	0.87	0.75	0.84	915,200	0.84
12/21/2009	0.89	0.9	0.77	0.79	858,000	0.79
12/30/2009	0.85	0.9	0.84	0.9	625,400	0.9
12/31/2009	0.9	0.9	0.86	0.88	965,400	0.88

1/27/2010	0.8	1.18	0.8	1.15	4,125,900	1.15
1/26/2010	1.04	1.04	0.81	0.86	5,650,500	0.86
1/4/2010	0.9	1.07	0.9	1.05	1,595,700	1.05
2/1/2010	1.11	1.14	0.93	0.95	923,600	0.95
2/2/2010	1.01	1.07	0.95	1.06	682,000	1.06
3/31/2010	1.01	1.02	1	1.02	338,900	1.02
3/4/2010	1.01	1.05	1	1.02	1,168,700	1.02
3/30/2010	1.05	1.08	1	1.01	354,600	1.01
3/5/2010	1.02	1.2	1.01	1.17	1,009,000	1.17
3/29/2010	1.1	1.1	1.03	1.08	376,300	1.08
3/3/2010	1.25	1.26	1.06	1.08	1,861,400	1.08
3/19/2010	1.16	1.16	1.07	1.15	417,200	1.15
3/22/2010	1.13	1.18	1.07	1.08	426,100	1.08
1/25/2010	1.51	1.52	1.07	1.12	3,622,400	1.12
3/24/2010	1.16	1.16	1.08	1.11	166,200	1.11
1/28/2010	1.19	1.34	1.08	1.14	4,281,400	1.14
3/25/2010	1.12	1.13	1.09	1.11	251,400	1.11
3/23/2010	1.09	1.17	1.09	1.14	283,200	1.14
3/26/2010	1.1	1.13	1.1	1.11	142,200	1.11
1/29/2010	1.17	1.19	1.1	1.1	821,000	1.1
3/18/2010	1.16	1.19	1.1	1.16	362,100	1.16
1/5/2010	1.11	1.41	1.1	1.4	5,095,100	1.4
2/3/2010	1.12	1.3	1.11	1.3	2,034,300	1.3
2/4/2010	1.34	1.34	1.11	1.28	1,755,600	1.28
3/15/2010	1.25	1.26	1.15	1.25	400,300	1.25
3/17/2010	1.25	1.26	1.16	1.2	475,300	1.2
3/1/2010	1.27	1.27	1.17	1.21	1,059,500	1.21
2/23/2010	1.35	1.36	1.17	1.25	1,585,300	1.25
1/7/2010	1.44	1.48	1.18	1.45	2,781,200	1.45
3/8/2010	1.24	1.27	1.2	1.25	959,800	1.25
3/2/2010	1.21	1.3	1.21	1.23	743,300	1.23
3/12/2010	1.25	1.29	1.22	1.23	381,000	1.23
3/9/2010	1.22	1.42	1.22	1.37	846,400	1.37
3/16/2010	1.29	1.3	1.23	1.26	222,200	1.26
2/24/2010	1.25	1.45	1.23	1.4	1,220,100	1.4
3/10/2010	1.4	1.47	1.25	1.38	801,400	1.38
2/25/2010	1.35	1.37	1.26	1.35	590,000	1.35
2/5/2010	1.3	1.5	1.27	1.49	1,885,800	1.49
3/11/2010	1.31	1.36	1.29	1.29	303,200	1.29
2/26/2010	1.31	1.33	1.3	1.3	334,000	1.3
2/22/2010	1.65	1.65	1.32	1.37	2,402,900	1.37
1/6/2010	1.48	1.6	1.38	1.49	4,024,000	1.49
1/8/2010	1.48	1.58	1.4	1.53	3,196,900	1.53
1/13/2010	1.55	1.57	1.47	1.55	1,363,400	1.55
1/12/2010	1.59	1.61	1.49	1.57	1,085,400	1.57
1/22/2010	1.69	1.69	1.49	1.52	1,526,400	1.52
2/8/2010	1.58	1.8	1.5	1.79	2,471,900	1.79
1/20/2010	2.15	2.16	1.5	1.9	5,083,900	1.9
1/11/2010	1.55	1.66	1.55	1.64	2,155,000	1.64
1/14/2010	1.58	1.66	1.55	1.65	1,582,500	1.65
2/9/2010	1.79	1.8	1.56	1.75	2,203,000	1.75
2/12/2010	1.82	1.83	1.56	1.65	1,814,900	1.65
2/19/2010	1.74	1.75	1.65	1.7	562,500	1.7
2/16/2010	1.67	1.82	1.65	1.72	1,036,700	1.72
1/15/2010	1.67	1.83	1.67	1.83	1,882,100	1.83
2/10/2010	1.7	1.92	1.68	1.86	1,731,700	1.86
1/21/2010	1.93	1.93	1.68	1.7	1,442,800	1.7
2/17/2010	1.72	1.85	1.71	1.83	820,900	1.83
2/18/2010	1.83	1.83	1.73	1.76	526,400	1.76
2/11/2010	1.88	1.99	1.76	1.78	1,801,000	1.78
1/19/2010	1.88	2.14	1.87	2.12	3,096,500	2.12

6/30/2010	0.31	0.34	0.3	0.34	109,700	0.34
6/25/2010	0.32	0.34	0.32	0.32	64,700	0.32
6/29/2010	0.32	0.34	0.32	0.33	103,400	0.33
6/28/2010	0.32	0.35	0.32	0.32	78,300	0.32
6/24/2010	0.35	0.37	0.32	0.32	161,000	0.32
6/22/2010	0.37	0.37	0.35	0.35	107,300	0.35
6/23/2010	0.35	0.37	0.35	0.35	50,900	0.35
6/21/2010	0.37	0.37	0.36	0.37	92,000	0.37
6/18/2010	0.36	0.4	0.36	0.36	97,100	0.36
6/17/2010	0.41	0.42	0.36	0.4	668,500	0.4
6/16/2010	0.41	0.42	0.41	0.41	88,100	0.41
5/25/2010	0.43	0.44	0.41	0.41	160,300	0.41
6/9/2010	0.41	0.44	0.41	0.41	90,800	0.41
6/15/2010	0.44	0.44	0.41	0.42	72,300	0.42
5/26/2010	0.45	0.45	0.41	0.45	90,600	0.45
6/7/2010	0.42	0.45	0.41	0.41	49,400	0.41
6/8/2010	0.41	0.45	0.41	0.45	54,000	0.45
6/14/2010	0.44	0.45	0.43	0.44	57,600	0.44
5/24/2010	0.46	0.46	0.41	0.43	119,400	0.43
6/10/2010	0.42	0.46	0.41	0.44	125,700	0.44
6/4/2010	0.43	0.46	0.42	0.42	118,900	0.42
6/3/2010	0.45	0.46	0.43	0.46	106,500	0.46
6/11/2010	0.44	0.46	0.44	0.45	56,600	0.45
5/21/2010	0.43	0.47	0.43	0.46	167,800	0.46
5/5/2010	0.45	0.48	0.42	0.44	500,300	0.44
5/27/2010	0.45	0.48	0.44	0.47	103,000	0.47
6/2/2010	0.49	0.49	0.42	0.45	86,100	0.45
6/1/2010	0.49	0.49	0.43	0.44	141,700	0.44
5/20/2010	0.47	0.5	0.43	0.43	219,800	0.43
5/28/2010	0.49	0.5	0.44	0.48	124,000	0.48
5/6/2010	0.43	0.52	0.42	0.46	501,900	0.46
5/4/2010	0.51	0.52	0.47	0.47	1,186,900	0.47
5/19/2010	0.5	0.52	0.48	0.5	156,000	0.5
5/17/2010	0.52	0.53	0.48	0.52	170,600	0.52
5/18/2010	0.53	0.53	0.48	0.52	86,100	0.52
5/14/2010	0.55	0.55	0.5	0.52	134,100	0.52
5/12/2010	0.55	0.57	0.5	0.56	191,100	0.56
5/13/2010	0.53	0.57	0.51	0.54	108,400	0.54
5/7/2010	0.5	0.63	0.48	0.58	548,700	0.58
5/3/2010	0.63	0.63	0.53	0.58	336,900	0.58
5/11/2010	0.66	0.66	0.54	0.56	275,800	0.56
4/28/2010	0.66	0.67	0.62	0.63	319,200	0.63
4/29/2010	0.61	0.68	0.6	0.67	317,700	0.67
5/10/2010	0.62	0.68	0.6	0.63	620,300	0.63
4/30/2010	0.69	0.69	0.6	0.61	358,300	0.61
4/27/2010	0.69	0.7	0.66	0.68	362,100	0.68
4/21/2010	0.73	0.75	0.7	0.7	211,000	0.7
4/23/2010	0.7	0.75	0.7	0.74	227,300	0.74
4/26/2010	0.74	0.75	0.7	0.7	263,600	0.7
4/20/2010	0.73	0.77	0.71	0.71	276,200	0.71
4/22/2010	0.75	0.78	0.7	0.7	283,000	0.7
4/13/2010	0.79	0.82	0.72	0.72	517,400	0.72
4/19/2010	0.79	0.83	0.72	0.75	362,300	0.75
4/16/2010	0.86	0.86	0.77	0.82	270,900	0.82
4/12/2010	0.84	0.88	0.81	0.81	381,600	0.81
4/9/2010	0.87	0.9	0.8	0.85	1,329,000	0.85
4/8/2010	0.99	1	0.88	0.91	846,300	0.91
4/7/2010	1	1.02	1	1.01	270,000	1.01
4/6/2010	1.03	1.03	1.01	1.02	188,800	1.02
4/15/2010	1.01	1.05	0.77	0.85	1,339,300	0.85
4/1/2010	1.02	1.05	1.02	1.05	242,400	1.05
4/14/2010	0.73	1.07	0.58	0.99	3,535,400	0.99
4/5/2010	1.05	1.08	1.01	1.03	258,800	1.03

9/7/2010	0.2	0.2	0.19	0.2	92,600	0.2
9/2/2010	0.2	0.22	0.19	0.21	165,500	0.21
9/15/2010	0.2	0.2	0.2	0.2	46,800	0.2
9/16/2010	0.2	0.2	0.2	0.2	70,600	0.2
9/28/2010	0.2	0.2	0.2	0.2	54,100	0.2
8/31/2010	0.21	0.21	0.2	0.21	102,600	0.21
9/1/2010	0.21	0.21	0.2	0.2	130,500	0.2
9/3/2010	0.21	0.21	0.2	0.2	54,100	0.2
9/8/2010	0.2	0.21	0.2	0.2	35,800	0.2
9/9/2010	0.21	0.21	0.2	0.2	85,800	0.2
9/10/2010	0.21	0.21	0.2	0.2	74,300	0.2
9/13/2010	0.2	0.21	0.2	0.21	87,000	0.21
9/17/2010	0.2	0.21	0.2	0.21	158,800	0.21
9/20/2010	0.21	0.21	0.2	0.21	63,800	0.21
9/21/2010	0.21	0.21	0.2	0.2	69,200	0.2
9/22/2010	0.2	0.21	0.2	0.21	97,100	0.21
9/23/2010	0.2	0.21	0.2	0.2	98,600	0.2
9/24/2010	0.2	0.21	0.2	0.2	54,500	0.2
9/27/2010	0.2	0.21	0.2	0.2	61,200	0.2
9/29/2010	0.2	0.21	0.2	0.21	155,200	0.21
8/23/2010	0.22	0.22	0.2	0.2	83,400	0.2
8/24/2010	0.2	0.22	0.2	0.2	64,000	0.2
8/25/2010	0.22	0.22	0.2	0.21	96,700	0.21
8/26/2010	0.2	0.22	0.2	0.22	112,500	0.22
8/27/2010	0.2	0.22	0.2	0.2	66,600	0.2
8/30/2010	0.2	0.22	0.2	0.21	52,900	0.21
9/14/2010	0.22	0.22	0.2	0.2	133,600	0.2
9/30/2010	0.21	0.34	0.2	0.3	737,000	0.3
7/15/2010	0.21	0.22	0.21	0.21	119,100	0.21
7/29/2010	0.22	0.22	0.21	0.22	190,500	0.22
7/30/2010	0.22	0.22	0.21	0.22	71,800	0.22
8/2/2010	0.22	0.22	0.21	0.22	230,800	0.22
8/3/2010	0.21	0.22	0.21	0.21	79,600	0.21
8/4/2010	0.21	0.22	0.21	0.21	124,100	0.21
8/5/2010	0.21	0.22	0.21	0.21	52,200	0.21
8/19/2010	0.21	0.22	0.21	0.22	35,800	0.22
8/16/2010	0.23	0.23	0.21	0.22	100,400	0.22
8/17/2010	0.21	0.23	0.21	0.21	74,100	0.21
8/18/2010	0.21	0.23	0.21	0.23	34,200	0.23
7/14/2010	0.24	0.24	0.21	0.22	363,000	0.22
7/16/2010	0.21	0.25	0.21	0.23	137,600	0.23
8/6/2010	0.21	0.25	0.21	0.24	142,600	0.24
8/20/2010	0.22	0.22	0.22	0.22	99,900	0.22
7/28/2010	0.22	0.23	0.22	0.22	183,200	0.22
7/27/2010	0.23	0.24	0.22	0.22	165,100	0.22
7/22/2010	0.22	0.25	0.22	0.23	193,300	0.23
7/23/2010	0.23	0.25	0.22	0.24	160,900	0.24
7/26/2010	0.25	0.25	0.22	0.23	224,200	0.23
8/9/2010	0.23	0.25	0.22	0.24	50,000	0.24
8/10/2010	0.22	0.25	0.22	0.23	86,200	0.23
8/13/2010	0.25	0.25	0.22	0.23	286,200	0.23
7/19/2010	0.25	0.25	0.23	0.23	272,000	0.23
7/20/2010	0.25	0.25	0.23	0.24	99,300	0.24
7/21/2010	0.25	0.25	0.23	0.25	270,300	0.25
8/11/2010	0.23	0.25	0.23	0.23	101,000	0.23
8/12/2010	0.23	0.25	0.23	0.25	55,900	0.25
7/13/2010	0.26	0.26	0.24	0.24	236,300	0.24
7/12/2010	0.25	0.26	0.25	0.25	266,600	0.25
7/9/2010	0.25	0.27	0.25	0.26	181,500	0.26
7/8/2010	0.3	0.3	0.25	0.27	153,800	0.27
7/7/2010	0.26	0.3	0.26	0.28	55,300	0.28
7/2/2010	0.29	0.3	0.27	0.27	83,100	0.27
7/6/2010	0.27	0.3	0.27	0.3	226,200	0.3
7/1/2010	0.3	0.34	0.28	0.29	80,100	0.29

12/31/2008	0.13	0.15	0.13	0.14	205000	0.14
12/30/2008	0.22	0.24	0.15	0.16	182800	0.16
12/23/2008	0.2	0.22	0.2	0.22	84900	0.22
12/26/2008	0.21	0.22	0.2	0.22	49200	0.22
12/22/2008	0.22	0.27	0.2	0.2	85000	0.2
12/10/2008	0.25	0.3	0.2	0.26	83100	0.26
12/24/2008	0.22	0.22	0.21	0.21	31900	0.21
12/29/2008	0.22	0.24	0.22	0.22	44800	0.22
12/17/2008	0.25	0.29	0.25	0.28	35300	0.28
12/18/2008	0.25	0.29	0.25	0.27	40200	0.27
12/19/2008	0.27	0.29	0.25	0.27	47900	0.27
12/15/2008	0.3	0.3	0.25	0.26	28400	0.26
12/16/2008	0.28	0.3	0.25	0.25	47000	0.25
12/5/2008	0.31	0.31	0.25	0.28	69800	0.28
12/12/2008	0.3	0.31	0.25	0.3	39000	0.3
12/8/2008	0.28	0.39	0.25	0.31	53400	0.31
12/11/2008	0.26	0.35	0.26	0.3	21900	0.3
12/9/2008	0.31	0.33	0.28	0.3	24000	0.3
12/2/2008	0.36	0.4	0.3	0.33	78200	0.33
12/4/2008	0.35	0.35	0.31	0.32	25600	0.32
12/3/2008	0.38	0.38	0.31	0.35	16800	0.35
10/10/2008	0.7	0.7	0.31	0.45	418300	0.45
11/25/2008	0.35	0.4	0.35	0.37	50000	0.37
11/26/2008	0.37	0.4	0.35	0.36	27300	0.36
11/24/2008	0.4	0.43	0.35	0.35	32700	0.35
12/1/2008	0.35	0.43	0.35	0.36	45500	0.36
11/21/2008	0.43	0.5	0.35	0.4	140700	0.4
11/28/2008	0.4	0.4	0.36	0.38	22100	0.38
10/13/2008	0.45	0.8	0.4	0.77	197900	0.77
11/20/2008	0.51	0.51	0.43	0.46	85800	0.46
11/19/2008	0.53	0.57	0.43	0.47	22100	0.47
11/13/2008	0.51	0.58	0.51	0.58	15000	0.58
10/24/2008	0.71	0.72	0.52	0.56	210300	0.56
11/17/2008	0.53	0.6	0.53	0.53	37100	0.53
11/18/2008	0.53	0.61	0.53	0.53	32400	0.53
11/14/2008	0.55	0.58	0.55	0.58	44800	0.58
11/11/2008	0.62	0.62	0.59	0.59	25800	0.59
11/10/2008	0.62	0.65	0.59	0.62	38200	0.62
10/27/2008	0.65	0.68	0.59	0.6	57900	0.6
10/28/2008	0.6	0.67	0.6	0.64	40700	0.64
11/3/2008	0.67	0.67	0.6	0.62	11700	0.62
10/31/2008	0.66	0.68	0.6	0.67	18200	0.67
10/29/2008	0.64	0.69	0.61	0.62	56000	0.62
11/4/2008	0.67	0.69	0.61	0.64	61500	0.64
11/12/2008	0.62	0.69	0.61	0.62	36500	0.62
11/7/2008	0.65	0.65	0.62	0.64	14600	0.64
11/6/2008	0.65	0.66	0.62	0.65	17500	0.65
11/5/2008	0.62	0.67	0.62	0.65	41200	0.65
10/30/2008	0.62	0.68	0.62	0.68	27000	0.68
10/17/2008	0.66	0.75	0.65	0.74	63000	0.74
10/20/2008	0.75	0.8	0.66	0.73	49200	0.73
10/22/2008	0.72	0.75	0.67	0.75	65400	0.75
10/9/2008	0.79	0.84	0.7	0.71	62700	0.71
10/15/2008	0.8	0.87	0.7	0.8	60100	0.8
10/6/2008	0.95	1.01	0.7	0.76	166300	0.76
10/23/2008	0.72	0.77	0.72	0.74	37800	0.74
10/21/2008	0.78	0.78	0.72	0.73	22900	0.73
10/16/2008	0.84	0.85	0.72	0.75	42900	0.75
10/8/2008	0.8	0.85	0.76	0.8	103100	0.8
10/7/2008	0.77	0.97	0.77	0.85	48400	0.85
10/14/2008	0.77	1.01	0.77	0.86	183600	0.86
10/3/2008	0.91	1.01	0.9	0.98	44000	0.98
10/2/2008	1.05	1.05	0.91	0.91	38300	0.91
10/1/2008	1.04	1.06	0.95	1.03	24700	1.03

3/12/2009	0.19	0.19	0.16	0.19	18300	0.19
3/11/2009	0.19	0.19	0.17	0.19	19100	0.19
3/6/2009	0.16	0.2	0.16	0.2	30300	0.2
3/9/2009	0.2	0.2	0.16	0.19	32100	0.19
3/10/2009	0.16	0.2	0.16	0.19	18500	0.19
3/17/2009	0.2	0.2	0.17	0.2	11900	0.2
3/5/2009	0.19	0.21	0.16	0.16	7800	0.16
3/16/2009	0.21	0.21	0.17	0.17	48600	0.17
3/18/2009	0.2	0.21	0.17	0.2	19700	0.2
3/19/2009	0.21	0.21	0.2	0.21	21500	0.21
3/2/2009	0.22	0.22	0.15	0.18	129500	0.18
3/4/2009	0.22	0.22	0.16	0.21	40100	0.21
2/23/2009	0.21	0.22	0.2	0.2	32000	0.2
2/20/2009	0.21	0.22	0.21	0.21	43200	0.21
2/27/2009	0.22	0.22	0.21	0.21	13100	0.21
3/13/2009	0.17	0.23	0.17	0.23	37500	0.23
3/20/2009	0.21	0.23	0.2	0.23	102500	0.23
3/27/2009	0.22	0.23	0.2	0.2	53700	0.2
3/30/2009	0.23	0.23	0.2	0.22	29600	0.22
2/19/2009	0.21	0.23	0.21	0.21	13500	0.21
2/26/2009	0.21	0.23	0.21	0.21	16100	0.21
3/25/2009	0.22	0.23	0.22	0.22	6600	0.22
3/26/2009	0.23	0.23	0.22	0.23	19700	0.23
3/31/2009	0.24	0.24	0.2	0.2	23200	0.2
2/13/2009	0.22	0.24	0.22	0.24	35000	0.24
3/24/2009	0.22	0.24	0.22	0.22	131100	0.22
3/3/2009	0.15	0.25	0.15	0.19	32400	0.19
2/5/2009	0.25	0.25	0.2	0.21	87100	0.21
2/24/2009	0.25	0.25	0.2	0.25	46900	0.25
2/18/2009	0.25	0.25	0.21	0.22	38800	0.22
2/25/2009	0.25	0.25	0.21	0.21	23900	0.21
2/12/2009	0.25	0.25	0.22	0.22	24600	0.22
2/6/2009	0.23	0.25	0.23	0.25	45500	0.25
2/9/2009	0.25	0.25	0.23	0.25	19800	0.25
3/23/2009	0.24	0.25	0.24	0.24	73200	0.24
2/4/2009	0.26	0.26	0.2	0.23	50700	0.23
2/3/2009	0.27	0.27	0.2	0.26	51000	0.26
2/2/2009	0.27	0.27	0.25	0.25	21200	0.25
1/5/2009	0.27	0.28	0.23	0.27	63500	0.27
1/2/2009	0.15	0.29	0.15	0.27	101700	0.27
2/17/2009	0.24	0.29	0.21	0.25	49700	0.25
2/10/2009	0.23	0.29	0.23	0.23	85000	0.23
2/11/2009	0.23	0.29	0.23	0.25	17000	0.25
1/30/2009	0.3	0.3	0.25	0.25	70400	0.25
1/29/2009	0.28	0.31	0.27	0.27	60800	0.27
1/23/2009	0.28	0.31	0.28	0.31	32300	0.31
1/28/2009	0.31	0.31	0.28	0.31	46300	0.31
1/26/2009	0.33	0.33	0.28	0.28	31600	0.28
1/6/2009	0.25	0.35	0.25	0.31	147100	0.31
1/22/2009	0.35	0.35	0.27	0.31	73100	0.31
1/16/2009	0.34	0.35	0.28	0.35	72700	0.35
1/27/2009	0.35	0.35	0.28	0.31	29300	0.31
1/21/2009	0.44	0.44	0.25	0.3	86200	0.3
1/15/2009	0.4	0.44	0.28	0.34	70200	0.34
1/14/2009	0.4	0.5	0.4	0.41	28400	0.41
1/13/2009	0.4	0.52	0.4	0.41	35900	0.41
1/7/2009	0.39	0.54	0.33	0.51	163900	0.51
1/20/2009	0.55	0.55	0.33	0.45	26800	0.45
1/8/2009	0.45	0.55	0.45	0.45	76100	0.45
1/9/2009	0.48	0.55	0.45	0.53	47200	0.53
1/12/2009	0.53	0.56	0.4	0.51	100700	0.51

4/9/2009	0.18	0.19	0.17	0.18	48000	0.18
6/3/2009	0.17	0.19	0.17	0.19	29700	0.19
6/5/2009	0.17	0.19	0.17	0.18	21400	0.18
4/8/2009	0.18	0.19	0.18	0.18	32300	0.18
5/28/2009	0.18	0.19	0.18	0.19	82400	0.19
6/2/2009	0.19	0.19	0.18	0.18	130500	0.18
6/8/2009	0.19	0.19	0.18	0.19	49700	0.19
6/4/2009	0.19	0.19	0.19	0.19	17100	0.19
4/13/2009	0.2	0.2	0.17	0.2	35700	0.2
4/6/2009	0.2	0.2	0.18	0.2	13800	0.2
4/7/2009	0.2	0.2	0.18	0.18	8800	0.18
5/27/2009	0.2	0.2	0.18	0.18	92200	0.18
6/1/2009	0.18	0.2	0.18	0.19	118400	0.19
6/9/2009	0.18	0.2	0.18	0.19	117400	0.19
4/1/2009	0.2	0.2	0.2	0.2	3800	0.2
4/24/2009	0.2	0.2	0.2	0.2	3600	0.2
4/15/2009	0.18	0.21	0.18	0.21	7000	0.21
5/26/2009	0.18	0.21	0.18	0.19	119600	0.19
5/29/2009	0.18	0.21	0.18	0.21	89100	0.21
4/27/2009	0.2	0.21	0.2	0.21	9900	0.21
4/28/2009	0.21	0.21	0.21	0.21	6400	0.21
4/16/2009	0.18	0.22	0.18	0.22	30900	0.22
4/14/2009	0.2	0.22	0.19	0.21	35600	0.21
5/5/2009	0.22	0.22	0.2	0.2	32600	0.2
5/21/2009	0.22	0.22	0.2	0.2	11500	0.2
5/22/2009	0.2	0.22	0.2	0.2	178300	0.2
5/20/2009	0.22	0.22	0.22	0.22	6000	0.22
4/23/2009	0.21	0.23	0.19	0.19	46500	0.19
4/2/2009	0.23	0.23	0.2	0.2	20500	0.2
4/3/2009	0.2	0.23	0.2	0.2	69700	0.2
4/17/2009	0.22	0.23	0.2	0.23	15400	0.23
4/20/2009	0.21	0.23	0.2	0.23	43300	0.23
4/21/2009	0.23	0.23	0.2	0.21	7600	0.21
5/4/2009	0.21	0.23	0.2	0.2	43700	0.2
4/22/2009	0.21	0.23	0.21	0.21	7500	0.21
4/29/2009	0.21	0.23	0.21	0.21	14300	0.21
4/30/2009	0.21	0.23	0.21	0.23	8100	0.23
5/1/2009	0.23	0.23	0.21	0.21	4900	0.21
5/7/2009	0.21	0.23	0.21	0.21	10800	0.21
5/18/2009	0.21	0.24	0.21	0.22	5000	0.22
5/19/2009	0.22	0.24	0.22	0.22	8200	0.22
5/6/2009	0.2	0.25	0.2	0.23	29900	0.23
5/8/2009	0.21	0.25	0.2	0.24	139000	0.24
5/12/2009	0.2	0.25	0.2	0.22	25400	0.22
5/13/2009	0.22	0.25	0.22	0.23	19600	0.23
5/14/2009	0.23	0.25	0.23	0.23	75100	0.23
5/15/2009	0.25	0.25	0.23	0.23	3700	0.23
5/11/2009	0.24	0.27	0.22	0.22	183100	0.22
6/26/2009	0.29	0.35	0.27	0.29	184600	0.29
6/25/2009	0.35	0.38	0.28	0.3	396000	0.3
6/10/2009	0.21	0.39	0.21	0.38	2396500	0.38
6/30/2009	0.39	0.39	0.34	0.35	89100	0.35
6/29/2009	0.3	0.4	0.26	0.39	284900	0.39
6/24/2009	0.4	0.4	0.35	0.36	291700	0.36
6/23/2009	0.47	0.47	0.4	0.44	155600	0.44
6/22/2009	0.49	0.5	0.42	0.44	347400	0.44
6/15/2009	0.51	0.51	0.42	0.45	433700	0.45
6/19/2009	0.56	0.56	0.49	0.5	369500	0.5
6/17/2009	0.58	0.58	0.5	0.52	416600	0.52
6/12/2009	0.59	0.59	0.42	0.53	909800	0.53
6/16/2009	0.45	0.6	0.45	0.58	826600	0.58
6/18/2009	0.58	0.62	0.5	0.55	694200	0.55
6/11/2009	0.57	0.64	0.46	0.63	2144200	0.63

7/28/2009	0.27	0.27	0.25	0.25	46900	0.25
7/29/2009	0.25	0.27	0.25	0.26	91600	0.26
7/31/2009	0.25	0.27	0.25	0.27	73100	0.27
8/7/2009	0.25	0.27	0.25	0.27	22000	0.27
8/10/2009	0.27	0.27	0.25	0.25	58600	0.25
8/11/2009	0.25	0.27	0.25	0.25	37400	0.25
8/12/2009	0.25	0.27	0.25	0.26	56800	0.26
8/3/2009	0.25	0.28	0.25	0.26	51100	0.26
8/6/2009	0.26	0.28	0.25	0.25	61900	0.25
8/5/2009	0.29	0.29	0.25	0.26	59300	0.26
7/30/2009	0.25	0.3	0.25	0.26	39600	0.26
7/27/2009	0.26	0.27	0.26	0.27	60400	0.27
7/22/2009	0.3	0.31	0.26	0.31	191900	0.31
7/24/2009	0.28	0.29	0.27	0.27	52500	0.27
8/4/2009	0.27	0.29	0.27	0.29	82300	0.29
7/23/2009	0.31	0.31	0.28	0.29	39200	0.29
7/9/2009	0.29	0.32	0.28	0.31	236900	0.31
7/6/2009	0.33	0.36	0.28	0.32	129500	0.32
8/13/2009	0.28	0.45	0.28	0.42	1600300	0.42
7/10/2009	0.32	0.32	0.29	0.31	74200	0.31
7/13/2009	0.31	0.32	0.29	0.29	47700	0.29
7/14/2009	0.29	0.32	0.29	0.29	44700	0.29
7/15/2009	0.29	0.32	0.29	0.32	39900	0.32
7/20/2009	0.3	0.32	0.29	0.31	54800	0.31
7/8/2009	0.3	0.35	0.29	0.29	86300	0.29
7/17/2009	0.3	0.3	0.3	0.3	38700	0.3
7/21/2009	0.31	0.31	0.3	0.3	51800	0.3
7/16/2009	0.31	0.32	0.3	0.3	72100	0.3
8/25/2009	0.31	0.32	0.3	0.32	80100	0.32
8/24/2009	0.34	0.34	0.3	0.31	131500	0.31
7/7/2009	0.35	0.35	0.3	0.33	44700	0.33
8/21/2009	0.36	0.36	0.3	0.32	144000	0.32
8/26/2009	0.32	0.38	0.3	0.38	192600	0.38
8/19/2009	0.33	0.35	0.33	0.35	98900	0.35
8/18/2009	0.35	0.4	0.33	0.34	272500	0.34
8/20/2009	0.35	0.35	0.34	0.34	99300	0.34
8/17/2009	0.41	0.45	0.34	0.36	294800	0.36
7/1/2009	0.38	0.38	0.35	0.37	20400	0.37
7/2/2009	0.38	0.38	0.35	0.36	26600	0.36
9/21/2009	0.38	0.43	0.35	0.4	173800	0.4
9/30/2009	0.39	0.4	0.36	0.38	146500	0.38
9/18/2009	0.37	0.4	0.37	0.38	88600	0.38
9/29/2009	0.38	0.4	0.38	0.39	57300	0.39
8/31/2009	0.41	0.41	0.38	0.39	161200	0.39
9/24/2009	0.41	0.41	0.38	0.4	73400	0.4
9/25/2009	0.38	0.41	0.38	0.4	78400	0.4
9/28/2009	0.4	0.41	0.38	0.38	48400	0.38
8/27/2009	0.4	0.42	0.38	0.42	646400	0.42
9/17/2009	0.41	0.42	0.38	0.38	225100	0.38
9/1/2009	0.41	0.41	0.39	0.39	122300	0.39
9/16/2009	0.4	0.41	0.39	0.39	133800	0.39
9/2/2009	0.39	0.42	0.39	0.4	193500	0.4
9/15/2009	0.44	0.44	0.39	0.4	305500	0.4
9/3/2009	0.43	0.47	0.39	0.46	751000	0.46
8/28/2009	0.42	0.43	0.4	0.41	226500	0.41
9/22/2009	0.43	0.43	0.4	0.41	77600	0.41
9/23/2009	0.41	0.43	0.41	0.41	76900	0.41
9/14/2009	0.43	0.46	0.41	0.41	244500	0.41
9/11/2009	0.46	0.46	0.43	0.43	152000	0.43
9/10/2009	0.46	0.46	0.44	0.44	135700	0.44
8/14/2009	0.45	0.48	0.44	0.45	772300	0.45
9/9/2009	0.5	0.5	0.44	0.46	394400	0.46
9/4/2009	0.49	0.49	0.45	0.45	462100	0.45
9/8/2009	0.49	0.5	0.45	0.48	774500	0.48

10K Narrative Calculations

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			-		-
			26,306		40,369
				26,306		40,369

							$ -		$ -
							-		-
							$ -		$ -

			40,000		22,010
			19,282		17,990
				59,282		40,000

							$ 1,587,653		$ 1,108,055
							1,217,310		479,598
							$ 2,804,963		$ 1,587,653	1587653

				2008			1,108,055		1,108,055
				2009		17,900	479,598		1,587,653
						40,000
				2010		19,282	612,607		2,200,260
						59,282

				2008			91,782		91,782
				2009		17,900	108,812		200,594
				2010		19,282	72,101		272,695
						37,182

10K Discl Share OS Mkt Cap

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

						51,141,813
						154,012
						51,295,825

						51,295,825

					0.19
					0.15	$ 0.17
						$ 8,720,290.25

10K Revenues

	2010	2009	2010	2009
19,282	17,990	$ 63.13	$ 49.97	$ 1,217,310	$ 898,950
26,306	40,369	$ 4.20	$ 2.70	110,370	108,812
				1,327,680	1,007,762
					(642,973)	(419,352)
					$ 684,707	$ 588,410

	2010	2009	2010	2009
19,282	17,990	$ 63.13	$ 49.97	$ 1,217,310	$ 898,950
-	-	$ -	$ -	-	-
				1,217,310	898,950
					(604,704)	(419,352)
					$ 612,607	$ 479,598

	2010	2009	2010	2009
-	-	$ -	$ -	$ -	$ -
-	-	$ -	$ -	110,370	108,812
				110,370	108,812
					(38,269)
					$ 72,101	$ 108,812

10K Oil Revenue

$ 1,217,310	$ 898,950
	(604,704)	(419,352)
	$ 612,607	$ 479,598

10k Oil Production

			2010

21,562.65	11,445.89	23,356.21	26,503.11	14,358.59	24,897.13	31,736.80	11,171.45	10,334.21	10,814.72	37,271.57	25,526.87	248,979.20
0.00	25,554.97	11,002.29	11,209.12	13,503.18	14,573.35	22,839.07	11,538.96	0.00	19,713.61	11,952.95	13,013.03	154,900.53
34,536.04	10,941.80	11,384.81	54,080.61	14,250.04	10,623.39	32,554.29	11,826.01	20,696.30	22,465.33	0.00	13,557.09	236,915.71
22,433.61	24,420.11	13,282.99	12,156.54	14,648.66	14,555.01	19,934.03	23,494.30	7,652.65	20,442.89	25,961.65	10,978.37	209,960.81
33,213.57	34,340.92	23,016.27	26,286.44	39,279.17	26,881.06	42,477.11	22,609.51	21,830.79	31,672.51	26,618.76	38,327.86	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)

												19,282.39
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

												19,492.45
												19,584.00
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)			#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)				91.55

					#,##0.0_);[Re9](#,##0.0)

10k 2009 Bbls Sold

358	357	350	0	360	1,425
405	161	393	579	611	2,149
170	0	203	210	442	1,025
0	0	0	0	0	0
0	0	184	0	439	623
670	642	464	328	325	2,428
0	0	271	442	597	1,309
928	0	612	478	751	2,769
382	549	527	326	546	2,331
534	347	185	364	547	1,977
350	178	0	314	369	1,211
318	288	330	539	693	2,168

3,756	2,165	3,169	3,580	5,321	17,990

					$ 898,950
					17,990
					$ 49.97

10k 2010 Gas Production

Oct-09	$ 6,024.45	$ 5,296.19	$ 11,320.64	1,588.90	1,396.90	2,985.80	$ 3.79	$ 3.79	$ 3.79	31	96.32
Nov-09	5,083.51	4,468.98	9,552.49	1,584.90	1,393.30	2,978.20	3.21	3.21	3.21	30	99.27
Dec-09	6,653.99	5,849.68	12,503.67	1,327.70	1,167.20	2,494.90	5.01	5.01	5.01	31	80.48
Jan-10	7,184.90	6,316.39	13,501.29	1,329.00	1,168.30	2,497.30	5.41	5.41	5.41	31	80.56
Feb-10	4,794.11	4,227.53	9,021.64	957.20	841.50	1,798.70	5.01	5.02	5.02	28	64.24
Mar-10	4,032.41	3,544.96	7,577.37	1,005.70	884.10	1,889.80	4.01	4.01	4.01	31	60.96
Apr-10	3,268.04	2,872.99	6,141.03	892.40	784.60	1,677.00	3.66	3.66	3.66	30	55.90
May-10	3,374.56	2,966.63	6,341.19	903.70	794.40	1,698.10	3.73	3.73	3.73	31	54.78
Jun-10	4,802.45	4,221.90	9,024.35	1,091.60	959.60	2,051.20	4.40	4.40	4.40	30	68.37
Jul-10	5,105.02	4,487.87	9,592.89	1,235.60	1,086.20	2,321.80	4.13	4.13	4.13	31	74.90
Aug-10	4,021.29	3,427.03	7,448.32	1,068.80	910.90	1,979.70	3.76	3.76	3.76	31	63.86
Sep-09	3,580.50	3,082.45	6,662.95	1,038.80	894.30	1,933.10	3.45	3.45	3.45	30	64.44

	$ 57,925.23	$ 50,762.60	$ 108,687.83	14,024.30	12,281.30	26,305.60	4.13	4.13	4.13	365	72.07

10K 2009 Gas Production

				2009

			0.00				0.00
2,420.95	2,736.02	2,496.20	7,653.17	2,156.63	1,835.71	804.07	4,796.41	1,727.23	1,874.59	1,728.47	5,330.29	17,779.87	1,213.48	1,527.54	1,017.72	3,758.74	21,538.61
309.23	47.41	66.88	423.52	55.62	47.35	326.09	429.06	260.32	94.41	147.04	501.77	1,354.35	97.24	64.96	51.50	213.70	1,568.05
992.30	1,037.65	1,573.57	3,603.52	1,099.51	472.60	660.01	2,232.12	759.40	699.64	621.05	2,080.09	7,915.73	430.04	83.51	908.87	1,422.42	9,338.15
1,181.77	1,291.56	1,511.36	3,984.69	1,278.10	932.02	792.52	3,002.64	764.18	919.64	762.54	2,446.36	9,433.69	647.09	646.02	517.40	1,810.51	11,244.20
870.43	151.95	210.99	1,233.37	137.87	127.63	188.74	454.24	479.84	141.10	103.99	724.93	2,412.54	69.17	79.82	141.46	290.45	2,702.99
685.52	731.90	832.21	2,249.63	0.00	536.55	930.09	1,466.64	360.32	378.66	316.03	1,055.01	4,771.28	306.26	278.59	190.11	774.96	5,546.24
0.00	0.01	8.17	8.18	4.29	11.93	0.02	16.24	21.48	1.06	0.00	22.54	46.96	0.00	0.00	26.01	26.01	72.97
78.73	79.15	90.44	248.32	70.46	61.56	54.38	186.40	60.84	2.42	57.07	120.33	555.05	55.28	52.07	51.68	159.03	714.08
115.20	110.01	143.23	368.44	131.54	97.75	83.04	312.33	94.54	108.22	108.22	310.98	991.75	106.72	103.35	95.72	305.79	1,297.54
188.85	19.96	79.62	288.43	182.79	81.18	74.83	338.80	97.62	128.75	14.49	240.86	868.09	64.17	116.94	33.11	214.22	1,082.31
1,888.51	0.00	789.91	2,678.42	2,143.25	1,470.34	1,049.58	4,663.17	1,301.63	1,347.67	24.84	2,674.14	10,015.73	305.36	573.63	22.06	901.05	10,916.78
679.86	713.86	949.16	2,342.88	781.53	599.85	520.33	1,901.71	569.45	618.04	561.27	1,748.76	5,993.35	544.59	516.08	496.72	1,557.39	7,550.74
136.91	57.40	222.95	417.26	90.07	92.45	87.31	269.83	103.71	124.46	118.05	346.22	1,033.31	118.63	111.38	112.22	342.23	1,375.54
101.49	1,277.97	1,121.16	2,500.62	853.06	507.40	1.77	1,362.23	0.00	212.44	0.00	212.44	4,075.29	71.95	74.25	69.90	216.10	4,291.39
										1,205.40	1,205.40	1,205.40	1,480.15	1,353.34	1,206.85	4,040.34	5,245.74
384.77	404.35	445.91	1,235.03	400.03	313.45	267.29	980.77	268.45	281.12	238.18	787.75	3,003.55	206.16	180.06	156.36	542.58	3,546.13
1,151.99	9.98	866.35	2,028.32	1,708.78	1,208.74	751.99	3,669.51	732.16	626.62	2.06	1,360.84	7,058.67	0.00	317.44	1.83	319.27	7,377.94
821.50	514.18	391.76	1,727.44	460.97	992.25	964.04	2,417.26	1,049.43	1,163.12	1,000.35	3,212.90	7,357.60	954.99	879.94	686.21	2,521.14	9,878.74
	137.27		137.27	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	137.27	0.00	0.00	0.00	0.00	137.27
4.71	2.48	3.18	10.37	10.58	4.51	5.34	20.43	0.00	0.00	0.00	0.00	30.80	0.00	0.00	0.00	0.00	30.80
240.77		184.73	425.50	254.32	117.26	110.47	482.05	109.82	111.58	22.77	244.17	1,151.72	143.92	20.41	53.35	217.68	1,369.40
42.48	19.96	73.25	135.69	47.67	67.65	96.21	211.53	89.48	98.71	93.19	281.38	628.60	83.62	0.00	0.00	83.62	712.22
			0.00	0.00	0.00	0.00	0.00	0.00	199.56	43.48	243.04	243.04	161.43	391.32	478.79	1,031.54	1,274.58
$ 12,295.97	$ 9,343.07	$ 12,061.03	$ 33,700.07	11,867.07	9,578.18	7,768.12	29,213.37	8,849.90	9,131.81	7,168.49	25,150.20	88,063.64	7,060.25	7,370.65	6,317.87	20,748.77	108,812.41

4,811	2,890	3,014	10,715	3,420	3,772	3,520	10,712	3,876	3,713	2,985	10,574	32,001	2,788	2,988	2,592	8,368	40,369
155	96	97	116	110	135	114	119	129	120	96	116	117	90	96	84	91	111
4,262	2,549	2,656	9,467	3,220	3,258	3,010	9,488	3,308	3,242	2,608	9,158	28,113	2,434	2,724	2,252	7,409	35,523
"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

165.92	156.03	148.36	470.31	47.69	46.79	42.69	137.17	47.09	46.40	37.22	130.71	738.19	34.89	38.83	33.78	107.50	845.69
2,400.00	0.00	0.00	2,400.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,400.00		1,836.00	0.00	1,836.00	4,236.00
6,500.00	0.00	0.00	6,500.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	6,500.00			0.00	0.00	6,500.00
388.62	2,909.76	118.53	3,416.91	215.29	279.00	1,473.16	1,967.45	154.74	116.29	665.91	936.94	6,321.30	303.07	337.77	(95.19)	545.65	6,866.95
421.23	346.12	749.57	1,516.92	378.47	321.57	341.32	1,041.36	393.78	161.83	37.54	593.15	3,151.43	231.56	126.00	120.42	477.98	3,629.41
650.00	650.00	650.00	1,950.00	650.00	650.00	650.00	1,950.00	650.00	650.00	300.00	1,600.00	5,500.00	300.00	1,000.00	0.00	1,300.00	6,800.00
9,700.00	8,612.00	8,612.00	26,924.00	9,900.00	7,205.25	5,424.22	22,529.47	5,382.50	5,382.50	4,667.90	15,432.90	64,886.37	3,229.50	3,229.50	0.00	6,459.00	71,345.37
			0.00	0.00	0.00	512.50	512.50	0.00	0.00	0.00	0.00	512.50	0.00	0.00	0.00	0.00	512.50
			0.00	904.00	0.00	0.00	904.00	0.00	0.00	0.00	0.00	904.00	0.00	0.00	0.00	0.00	904.00
2,637.25	2,090.30	1,858.64	6,586.19	1,920.39	2,450.31	2,184.25	6,554.95	2,296.09	2,165.39	1,642.41	6,103.89	19,245.03	232.71	3,872.78	0.00	4,105.49	23,350.52
0.00	0.00	1,242.08	1,242.08	45.00	276.75	276.75	598.50	276.75	276.75	276.75	830.25	2,670.83	276.75	750.50	0.00	1,027.25	3,698.08
1,168.37	1,005.33	1,689.74	3,863.44		406.44	102.90	509.34	445.78	591.56	355.35	1,392.69	5,765.47	92.12	1,082.66	0.00	1,174.78	6,940.25
5,794.94	3,232.34	919.94	9,947.22	714.30	304.16	68.00	1,086.46	902.05	2,443.34	370.94	3,716.33	14,750.01	482.88	1,467.80	770.00	2,720.68	17,470.69
0.00	0.00	2,610.48	2,610.48	0.00	0.00	0.00	0.00	500.00			500.00	3,110.48				0.00	3,110.48
6,486.73	1,867.81	1,600.83	9,955.37	1,365.37	1,517.96	752.98	3,636.31	906.25	906.25	906.24	2,718.74	16,310.42	1,434.03	1,742.82	0.00	3,176.85	19,487.27
1,250.00	1,250.00	1,250.00	3,750.00	1,250.00	1,250.00	1,250.00	3,750.00	1,250.00	1,250.00	333.28	2,833.28	10,333.28		840.00	0.00	840.00	11,173.28
37,563.06	22,119.69	21,450.17	81,132.92	17,390.51	14,708.23	13,078.77	45,177.51	13,205.03	13,990.31	9,593.54	36,788.88	163,099.31	6,617.51	16,324.66	829.01	23,771.18	186,870.49

"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re27]("$"#,##0.00)									"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re23]("$"#,##0.00)				"$"#,##0.00_);[Re27]("$"#,##0.00)

10K G&A Expenses

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 841,913		$ 242,500
							328,018		114,560
							122,429		302,653
				$ 1,292,359		$ 659,713

							1,292,359

									60,000.00
							150,000.00
							176,000.00
							17,863.64
							30,227.14
							34,309.14		24,750.00
							7,500.00		37,500.00
									6,000.00
							200,560.00
							186,306.33
							16,973.57		165,041.62
							22,173.05		1,500.00
									265.00

							841,912.87		295,056.62		52,556.62

							27,748.80		11,700.00
							69,347.92		93,009.09
							66,702.27		56,246.67
							31,129.45
							32,113.39		10,680.57
							45,000.00		39,000.00
									13,931.93
							55,975.70

							328,017.53		224,568.26		110,008.26

									1,580.84
							3,937.50		2,297.43
							760.00		753.00
							5,450.00		2,323.00
							13,815.00		1,835.00
							597.00		200.00
							28,731.99		23,147.53
									100.00
							684.00		30,252.65
									27,000.00
							1,828.22
							160.42		175.00
							4,577.50		1,088.60
							5,418.75		9,694.82
							827.03		950.40
							256.63
							10,236.84		7,274.24
							3,675.78		7,830.87
							4,185.46		1,238.87
							216.10		3,927.83
							3,559.33		2,487.79
									2,638.55
							0.00
							11,965.38		5,698.90
							3,794.56		2,265.93
							14,000.00		14,500.00
							61.53		363.98
									862.29
							2,307.25		806.50
							947.25		1,303.19
							435.33		261.53
									201.50
									775.00

							122,428.85		153,835.24		(148,817.76)

							1,292,359.25		673,460.12

							1292359.25		13,747.12

10K Other Income and Expense

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

							$ 137,851		$ 101,890
							-		27,001
							161,766		91,958
							759,146		522,248
							1,466,978
							78,137
							(160,256)		(5,490)
							$ 2,443,622		$ 737,607

							$ 2,443,622		$ 737,607

							(137,851)		(101,890)
							(137,851)		(101,890)

							-		(27,002)
							-		(27,002)

							(161,766)		(91,958)
							(161,766)		(91,958)

									(327,962)
							(759,146)		(194,286)		-522,248.00
							(759,146)		(522,248)

							(1,466,978)		-
							(1,466,978)		-

							(78,137)
							(78,137)		-

							37,113		49,010
							128,121		(43,395)
							(7,120)		(1,251)
							2,075		539
							67		588		5,490.98
							160,256		5,491

							(2,443,622)		(737,607)

10K Deprec Amort Impair

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 811,339		$ -
			287,472		291,396
			672,698		753,406
			14,084		12,804
			11,990		11,971
							$ 1,797,583		$ 1,069,577

							1797582.69

							2,664.70		2,646.57
							1,806.57		1,806.60
							7,518.36		7,518.36
							11,989.63		11,971.53

							14,083.92		12,804.00
							14,083.92		12,804.00

							93,752.43		98,159.76
							193,719.84		193,236.49
							287,472.27		291,396.25

							151,300.29		165,116.88
							8,080.92		3,266.64
							61,140.87		58,326.09
							115,855.79		115,855.80
							336,320.00		410,841.00
							672,697.87		753,406.41

							811,339.00		0.00
							811,339.00		0.00

							1,797,582.69		1,069,578.19

10K Officer Stock Ownership

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			$ 811,339		$ -
			287,472		291,396
			672,698		753,406
			14,084		12,804
			11,990		11,971
							$ 1,797,583		$ 1,069,577

							4,000,000		8.20%		0.1%

							49,800		0.10%		0.0%

							1,000		0.00%		0.0%

							4,050,800

Oil and Gas Reserve Quantities

5	1	6	6.43	8.43	0	2	14	2	14	2	14.71	75.57	-33.43

			-		-		-
							-		-		-
							79,700		-		79,700
							(13,000)		-		(13,000)
			66,700		-		66,700
							6,560		88,500		95,060
							-		-		-
							(12,860)		-		(12,860)
			60,400		88,500		148,900
							12,300		(62,500)		(50,200)
							-		-		-
							(19,300)		-		(19,300)
			53,400		26,000		79,400

							53,400		26,000

			-		-		-
							-		-		-
							79,700		-		79,700
							(13,000)		-		(13,000)
			66,700		-		66,700
							6,560		88,500		95,060
							-		-		-
							(12,860)		-		(12,860)
			60,400		88,500		148,900
							-		-		-
							-		-		-
							-		-		-
			60,400		88,500		148,900

Standardize Measure of Net Cash

5	1	6	6.43	8.43	43	8.43	14	2	14.71	109	0

			53,400		1,491,000
			26,000		49,800
				79,400		$ 1,540,800

			60,400		1,666,000
			88,500		1,338,000
				148,900		$ 3,004,000

Corporate & Combined P&L

2009				2010				2010				2010
			12/31/09				03/31/10				06/30/10				09/30/10

41,423.33	37,874.44	19,193.77	98,491.54	36,495.76	25,874.04	33,434.78	95,804.58	55,405.74	22,938.48	(16,946.01)	61,398.21	3,190.15	36,289.77	29,262.97	68,742.89	324,437.22

7,652.80	5,081.74	4,849.19	17,583.73	8,402.52	1,484.47	(748.99)	9,138.00	2,339.79	(1,455.67)	5,481.06	6,365.18	5,314.22	1,962.08	5,677.47	12,953.77	46,040.68

"$"#,##0.00_);[Re12]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)			"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)							"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)	"$"#,##0.00_);[Re28]("$"#,##0.00)	$ 370,477.90

5,000.00	5,000.00	5,000.00	15,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	150,000.00
5,000.00	5,000.00	26,000.00	36,000.00	10,000.00	30,000.00	10,000.00	50,000.00	15,000.00	15,000.00	15,000.00	45,000.00	15,000.00	15,000.00	15,000.00	45,000.00	176,000.00
5,000.00	5,000.00	5,000.00	15,000.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,863.64	2,863.64	17,863.64
2,500.00	2,500.00	2,500.00	7,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	3,500.00	10,500.00	3,500.00	3,500.00	2,227.14	9,227.14	37,727.14
17,500.00	17,500.00	38,500.00	73,500.00	28,500.00	48,500.00	28,500.00	105,500.00	33,500.00	33,500.00	33,500.00	100,500.00	33,500.00	33,500.00	35,090.78	102,090.78	381,590.78

320.00	250.00	1,010.00	1,580.00	130.00	280.00		410.00	0.00	1,120.00	0.00	1,120.00	570.00	1,770.00		2,340.00	5,450.00
100.00			100.00	1,828.22	60.42	100.00	1,988.64		600.00	60.00	660.00				0.00	2,748.64
		449.00	449.00	0.00	235.00		235.00				0.00				0.00	684.00
920.00		665.00	1,585.00	1,065.00	2,235.00	3,160.00	6,460.00	3,045.00	0.00	0.00	3,045.00	1,450.00		1,275.00	2,725.00	13,815.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	2,162.50	8,654.17	7,011.25	17,827.92	53,827.92
			0.00				0.00				0.00				0.00	0.00
14,661.37	7,122.80	7,334.68	29,118.85	14,973.34	2,900.08	5,410.00	23,283.42	7,610.00	612.00	6,000.00	14,222.00	9,000.00	6,469.90	5,984.43	21,454.33	88,078.60
		2,875.00	2,875.00	6,559.14		7,500.00	14,059.14	0.00	9,000.00	0.00	9,000.00				0.00	25,934.14
267.50	390.00	425.00	1,082.50	560.00	330.00	75.00	965.00	175.00	1,085.00	75.00	1,335.00	405.00	75.00	75.00	555.00	3,937.50
14,870.00	11,700.00	3,530.05	30,100.05	0.00	10,925.70	7,500.00	18,425.70	7,500.00	8,298.75	7,500.00	23,298.75	7,500.00		4,000.00	11,500.00	83,324.50
35,138.87	23,462.80	20,288.73	78,890.40	29,115.70	20,966.20	27,745.00	77,826.90	22,330.00	24,715.75	17,635.00	64,680.75	21,087.50	16,969.07	18,345.68	56,402.25	277,800.30

115.83	38.84	290.15	444.82	274.18	190.94	211.53	676.65	174.46	194.07	244.40	612.93	214.01	145.62	198.22	557.85	2,292.25
1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,000.00	3,000.00	1,000.00	1,000.00	1,600.00	3,600.00	1,500.00	1,500.00	1,500.00	4,500.00	14,100.00
13,337.88	1,187.99	363.40	14,889.27	537.20	1,694.57	1,694.67	3,926.44	5,790.28	7,065.50	4,750.86	17,606.64	2,565.23	5,908.23	6,009.23	14,482.69	50,905.04
86.35	86.35	86.35	259.05	86.35	86.35	86.35	259.05	86.35	86.35	86.36	259.06	56.70	56.70	56.69	170.09	947.25
		30,733.54	30,733.54	0.00	0.00		0.00	0.00	0.00	0.00	0.00	1,049.85	330.00	78.00	1,457.85	32,191.39
0.00	0.00	0.00	0.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	5,000.00	5,000.00	5,000.00	15,000.00	45,000.00
270.80	432.61	382.50	1,085.91	3,885.95	3,128.75	1,536.38	8,551.08	23,435.55	23,587.00	22,855.37	69,877.92	22,855.40	22,843.84	78,065.76	123,765.00	203,279.91
330.00	906.70	200.00	1,436.70	379.29	2,372.18	200.00	2,951.47	370.16	830.93	1,404.79	2,605.88	1,509.38	467.41	4,678.73	6,655.52	13,649.57
361.89	64.40	57.45	483.74	440.99	137.61	140.99	719.59	426.66	0.00	1,296.53	1,723.19	508.88	168.95	251.74	929.57	3,856.09
0.00	1,111.90	307.55	1,419.45	1,902.87	609.35	397.97	2,910.19	66.73	450.40	1,332.64	1,849.77	598.77	1,492.13	471.58	2,562.48	8,741.89
		200.39	200.39	154.42	69.93	61.65	286.00	56.17	88.98	38.60	183.75	90.31	31.75	34.83	156.89	827.03
0.00	0.00	0.00	0.00	252.66			252.66			3.97	3.97				0.00	256.63

0.00	624.90	1,884.13	2,509.03	979.35	1,306.74		2,286.09		50.00	3,464.14	3,514.14	80.30	1,847.28		1,927.58	10,236.84
0.00	105.17	0.00	105.17	0.00	129.55		129.55	518.20		1,177.24	1,695.44		901.93	843.69	1,745.62	3,675.78
0.00	411.64	137.74	549.38	231.42	528.27		759.69		30.33	574.99	605.32	468.51	1,802.56		2,271.07	4,185.46
0.00	92.90	50.00	142.90	0.00	73.20		73.20				0.00				0.00	216.10
0.00	65.62	65.35	130.97	138.55		135.00	273.55		1,363.31	543.32	1,906.63	476.11	726.40	45.67	1,248.18	3,559.33
0.00	1,300.23	2,137.22	3,437.45	1,349.32	2,037.76	135.00	3,522.08	518.20	1,443.64	5,759.69	7,721.53	1,024.92	5,278.17	889.36	7,192.45	21,873.51
																0.00
	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)			"$"#,##0.00_);[Re15]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)		"$"#,##0.00_);[Re9]("$"#,##0.00)	1,057,311.64
																0.00
			"$"#,##0.00_);[Re25]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re12]("$"#,##0.00)		"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)			"$"#,##0.00_);[Re20]("$"#,##0.00)				(686,833.74)
																0.00
			0.00				0.00				0.00				0.00	0.00
(8,107.46)	(7,981.98)	(9,636.19)	(25,725.63)	(15,975.66)	(14,400.72)	(7,260.67)	(37,637.05)	(8,694.99)	(13,238.66)	(12,534.65)	(34,468.30)	(19,766.68)	(6,246.09)	(15,868.77)	(41,881.54)	(139,712.52)
		(45,003.00)	(45,003.00)				0.00	(47,500.00)			(47,500.00)	(15,000.00)			(15,000.00)	(107,503.00)
						(1,466,977.59)	(1,466,977.59)				0.00				0.00	(1,466,977.59)
			0.00				0.00				0.00				0.00	0.00
			0.00	(37,500.00)	(37,500.00)	(382,756.00)	(457,756.00)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(46,059.25)	(46,059.25)	(46,059.25)	(138,177.75)	(734,111.50)
			0.00				0.00				0.00				0.00	0.00
(1,067.00)	(1,067.00)	(1,067.00)	(3,201.00)	(1,493.64)	(1,173.66)	(1,173.66)	(3,840.96)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(1,173.66)	(1,173.66)	(1,173.66)	(3,520.98)	(14,083.92)
	7,736.07	13,990.76	21,726.83		58,827.94		58,827.94	3,802.44	78,876.52	(78,136.56)	4,542.40		2,000.00		2,000.00	87,097.17
																0.00
(9,174.46)	(1,312.91)	(41,715.43)	(52,202.80)	(54,969.30)	5,753.56	(1,858,167.92)	(1,907,383.66)	(99,625.46)	18,404.95	(137,904.12)	(219,124.63)	(81,999.59)	(51,479.00)	(63,101.68)	(196,580.27)	(2,375,291.36)
																0.00
(999.14)	(999.14)	(999.14)	(2,997.42)	(999.09)	(999.09)	(999.14)	(2,997.32)	(999.14)	(999.14)	(999.14)	(2,997.42)	(999.14)	(999.14)	(999.14)	(2,997.42)	(11,989.58)
(28,917.70)	(28,917.70)	(28,917.70)	(86,753.10)	(29,634.78)	(29,634.78)	(29,634.71)	(88,904.27)	(27,139.54)	(27,139.54)	(23,425.45)	(77,704.53)	(27,139.54)	(27,058.29)	(27,058.28)	(81,256.11)	(334,618.01)
(46,949.00)	(46,716.00)	(35,541.00)	(129,206.00)	(25,766.00)	(21,218.00)	(19,013.00)	(65,997.00)	(31,581.00)	(19,154.00)	(12,989.00)	(63,724.00)	(26,158.00)	(24,626.00)	(26,609.00)	(77,393.00)	(336,320.00)
(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(24,323.30)	(24,323.30)	(72,969.90)	(24,323.30)	(22,875.14)	(21,364.13)	(68,562.57)	(287,472.27)

(101,189.14)	(100,956.14)	(89,781.14)	(291,926.42)	(80,723.17)	(76,175.17)	(73,970.15)	(230,868.49)	(84,042.98)	(71,615.98)	(61,736.89)	(217,395.85)	(78,619.98)	(75,558.57)	(76,030.55)	(230,209.10)	(970,399.86)

"$"#,##0.00_);[Re10]("$"#,##0.00)			"$"#,##0.00_);[Re2]("$"#,##0.00)		"$"#,##0.00_);[Re5]("$"#,##0.00)	"$"#,##0.00_);[Re30]("$"#,##0.00)			"$"#,##0.00_);[Re23]("$"#,##0.00)			"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)		"$"#,##0.00_);[Re14]("$"#,##0.00)	(4,032,524.96)

											(3,351,508.83)

Kansas

				2010

			0.00				0.00
2,337.92	1,891.09	2,219.00	6,448.01	1,863.36	1,243.32	1,045.79	4,152.47	920.95	1,890.92	1,522.24	4,334.11	1,726.70	1,621.16	883.37	4,231.23	19,165.82
50.98	41.55	51.41	143.94	9.31	6.20	5.22	20.73	0.00	0.00	195.77	195.77	0.00	0.00		0.00	360.44
1,046.07	915.60	1,304.04	3,265.71	1,384.63	923.89	777.11	3,085.63	0.00	0.00	0.00	0.00	269.61	156.68	128.04	554.33	6,905.67
998.58	771.81	859.88	2,630.27	994.43	663.53	558.11	2,216.07	1,111.29	1,804.29	1,248.87	4,164.45	1,355.62	1,053.30	680.50	3,089.42	12,100.21
395.33	384.44	305.83	1,085.60	159.46	106.40	89.49	355.35	352.13	684.90	331.87	1,368.90	420.73	352.97	189.29	962.99	3,772.84
347.20	137.27	0.00	484.47	659.39	439.98	370.07	1,469.44	410.93	772.97	582.43	1,766.33	758.80	642.38	99.46	1,500.64	5,220.88
42.53	0.00	0.00	42.53	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	42.53
75.26	63.93	0.00	139.19	0.00	0.00	0.00	0.00	51.43	78.19	0.00	129.62	0.00	0.00	1.99	1.99	270.80
149.58	121.42	168.99	439.99	164.19	109.55	92.15	365.89	123.61	0.00	145.03	268.64	152.58	126.50	2,527.13	2,806.21	3,880.73
69.77	233.21	112.09	415.07	217.45	145.09	122.03	484.57	67.67	24.77	435.66	528.10	148.19	95.25	71.05	314.49	1,742.23
1,430.40	854.36	1,192.44	3,477.20	1,755.21	1,171.16	985.09	3,911.46	469.74	282.45	861.76	1,613.95	1,032.06	449.04	136.42	1,617.52	10,620.13
746.06	621.14	912.80	2,280.00	817.02	545.15	458.54	1,820.71	531.44	84.24	641.53	1,257.21	367.83	614.60	370.90	1,353.33	6,711.25
161.01	126.99	170.34	458.34	90.08	60.11	50.55	200.74	117.43	29.73	167.56	314.72	190.52	176.88	106.58	473.98	1,447.78
104.65	87.74	122.13	314.52	118.04	78.76	66.24	263.04	63.68	14.86	88.56	167.10	0.00	0.00	0.00	0.00	744.66
1,696.09	1,320.79	2,879.87	5,896.75	2,295.76	1,531.84	1,288.47	5,116.07	1,005.17	277.49	1,342.91	2,625.57	1,431.66	1,165.71	660.81	3,258.18	16,896.57
244.21	205.50	163.91	613.62	369.68	246.67	207.47	823.82	121.41	34.67	160.38	316.46	164.06	124.73	85.26	374.05	2,127.95
453.54	480.28	1,102.44	2,036.26	1,230.20	820.85	690.43	2,741.48	133.35	247.76	818.67	1,199.78	780.66	102.05	265.74	1,148.45	7,125.97
496.48	1,131.44	687.82	2,315.74	869.84	580.40	488.18	1,938.42	425.94	44.59	320.76	791.29	211.70	167.82	99.46	478.98	5,524.43
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	123.01	1,768.90	1,891.91	1,891.91
0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	0.00
203.96	90.05	125.34	419.35	130.47	87.06	73.21	290.74	0.00	0.00	126.86	126.86	145.54	104.31	63.94	313.79	1,150.74
48.29	0.00	0.00	48.29	142.89	95.34	80.20	318.43	25.87	0.00	7.17	33.04	0.00	0.00		0.00	399.76
222.73	73.88	125.34	421.95	229.88	153.39	129.02	512.29	208.99	69.36	26.32	304.67	436.63	371.93	218.84	1,027.40	2,266.31
$ 11,320.64	$ 9,552.49	$ 12,503.67	$ 33,376.80	$ 13,501.29	$ 9,008.69	7,577.37	30,087.35	6,141.03	6,341.19	9,024.35	21,506.57	9,592.89	7,448.32	8,357.68	25,398.89	110,369.61
	(4,038.04)	(5,244.72)	(9,282.76)	(5,721.49)	(3,828.69)	(3,825.00)	(13,375.18)	(1,981.55)	(2,695.00)	(3,818.76)	(8,495.31)	(4,062.21)	(3,165.53)	(2,773.23)	(10,000.97)	(41,154.22)
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 7,779.80	$ 5,180.00	$ 3,752.37	$ 16,712.17	$ 4,159.48	$ 3,646.19	$ 5,205.59	$ 13,011.26	$ 5,530.68	$ 4,282.79	$ 5,584.45	$ 15,397.92	$ 69,215.39
	0.00	0.00	0.00	1,320.79	269.81	270.00	1,860.60	265.04	253.25	307.68	825.97	348.27	296.95	289.97	935.19	3,621.76
$ 11,320.64	$ 5,514.45	$ 7,258.95	$ 24,094.04	$ 9,100.59	$ 5,449.81	$ 4,022.37	$ 18,572.77	$ 4,424.52	$ 3,899.44	$ 5,513.27	$ 13,837.23	$ 5,878.95	$ 4,579.74	$ 5,874.42	$ 16,333.11	$ 72,837.15

			0
0	0	0	0
			0	2,497	1,799	1,890	6,186	1,677	1,688	2,051	5,417				0	11,602
"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re1]("$"#,##0.00)					"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

																0.00

145.42	43.20	163.14	351.76	38.96	27.74	28.16	94.86	24.73	25.11	31.01	80.85	34.73	29.25	144.95	208.93	736.40
			0.00	0.00	176.00	0.00	176.00		160.00		160.00	80.00	1,596.00		1,676.00	2,012.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
	(60.49)		(60.49)	(547.67)	0.00	0.00	(547.67)				0.00	450.00		52.00	502.00	(106.16)
			0.00	0.00	0.00	0.00	0.00			1.20	1.20				0.00	1.20
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	2,037.00	3,261.60	0.00	5,298.60				0.00				0.00	5,298.60
	450.00		450.00	0.00	0.00	0.00	0.00	2,060.00			2,060.00				0.00	2,510.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		3,368.26	3,368.26	(830.22)	0.00	0.00	(830.22)				0.00				0.00	2,538.04
3,522.42			3,522.42	0.00	0.00	4,743.20	4,743.20				0.00		992.41		992.41	9,258.03
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
		(1,121.64)	(1,121.64)	0.00	0.00	0.00	0.00				0.00				0.00	(1,121.64)
			0.00	0.00	500.00	0.00	500.00		5,170.00		5,170.00				0.00	5,670.00
			0.00	0.00	0.00	0.00	0.00				0.00				0.00	0.00
3,667.84	432.71	2,409.76	6,510.31	698.07	3,965.34	4,771.36	9,434.77	2,084.73	5,355.11	32.21	7,472.05	564.73	2,617.66	196.95	3,379.34	26,796.47

$ 7,652.80	$ 5,081.74	$ 4,849.19	$ 17,583.73	$ 8,402.52	$ 1,484.47	$ (748.99)	$ 9,138.00	$ 2,339.79	$ (1,455.67)	$ 5,481.06	$ 6,365.18	$ 5,314.22	$ 1,962.08	$ 5,677.47	$ 12,953.77	$ 46,040.68

North Dakota

				2010

																0.00
21,562.65	11,445.89	23,356.21	56,364.75	26,503.11	14,358.59	24,897.13	65,758.83	31,736.80	11,171.45	10,334.21	53,242.46	10,814.72	37,271.57	25,526.87	73,613.16	248,979.20
0.00	25,554.97	11,002.29	36,557.26	11,209.12	13,503.18	14,573.35	39,285.65	22,839.07	11,538.96	0.00	34,378.03	19,713.61	11,952.95	13,013.03	44,679.59	154,900.53
34,536.04	10,941.80	11,384.81	56,862.65	54,080.61	14,250.04	10,623.39	78,954.04	32,554.29	11,826.01	20,696.30	65,076.60	22,465.33	0.00	13,557.09	36,022.42	236,915.71
22,433.61	24,420.11	13,282.99	60,136.71	12,156.54	14,648.66	14,555.01	41,360.21	19,934.03	23,494.30	7,652.65	51,080.98	20,442.89	25,961.65	10,978.37	57,382.91	209,960.81
33,213.57	34,340.92	23,016.27	90,570.76	26,286.44	39,279.17	26,881.06	92,446.67	42,477.11	22,609.51	21,830.79	86,917.41	31,672.51	26,618.76	38,327.86	96,619.13	366,553.97
		"$"#,##0.00_);[Re8]("$"#,##0.00)		"$"#,##0.00_);[Re13]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re29]("$"#,##0.00)		"$"#,##0.00_);[Re21]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)		"$"#,##0.00_);[Re20]("$"#,##0.00)

																19,282.4
"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re14]("$"#,##0.00)	"$"#,##0.00_);[Re10]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re3]("$"#,##0.00)	"$"#,##0.00_);[Re4]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)	"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re7]("$"#,##0.00)	"$"#,##0.00_);[Re8]("$"#,##0.00)

																19,492.5
																19,584.0
#,##0.0_);[Re12](#,##0.0)	#,##0.0_);[Re27](#,##0.0)	#,##0.0_);[Re25](#,##0.0)	#,##0.0_);[Re19](#,##0.0)			#,##0.0_);[Re7](#,##0.0)	#,##0.0_);[Re7](#,##0.0)		#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re28](#,##0.0)	#,##0.0_);[Re12](#,##0.0)					#,##0.0_);[Re6](#,##0.0)

						#,##0.0_);[Re9](#,##0.0)

2,439.21	572.28	1,148.70	4,160.19	1,303.48	706.18	1,224.49	3,234.15	1,560.88	549.43	508.26	2,618.57	531.89	1,833.09	1,255.46	3,620.44	13,633.35
0.00	1,277.75	515.74	1,793.49	525.43	632.96	683.13	1,841.52	1,070.58	540.89	0.00	1,611.47	924.08	560.29	609.99	2,094.36	7,340.84
3,971.83	547.09	569.24	5,088.16	2,704.03	671.39	531.17	3,906.59	1,627.71	591.30	1,034.82	3,253.83	1,123.27	0.00	677.85	1,801.12	14,049.70
2,418.73	1,221.01	622.64	4,262.38	569.84	686.66	682.27	1,938.77	934.41	1,101.30	358.72	2,394.43	958.26	1,216.95	514.61	2,689.82	11,285.40
3,810.07	1,717.05	1,149.18	6,676.30	1,312.46	1,961.18	1,342.15	4,615.79	2,120.85	1,128.87	1,089.98	4,339.70	1,581.38	1,329.06	1,913.68	4,824.12	20,455.91
12,639.84	5,335.18	4,005.50	21,980.52	6,415.24	4,658.37	4,463.21	15,536.82	7,314.43	3,911.79	2,991.78	14,218.00	5,118.88	4,939.39	4,971.59

28,739.47	29,420.40	22,726.16	80,886.03	35,942.04	26,660.51	25,388.82	87,991.37	41,395.49	22,289.65	17,656.09	81,341.23	28,149.95	28,293.15	28,182.11	84,625.21	334,843.84
17,830.33	17,724.35	13,744.51	49,299.19	22,231.96	16,044.81	15,268.45	53,545.22	25,127.70	13,444.04	10,778.72	49,350.46	17,108.64	16,844.57	16,946.53	50,899.74	203,094.61

		"$"#,##0.00_);[Re19]("$"#,##0.00)	$148,326.39		"$"#,##0.00_);[Re6]("$"#,##0.00)	"$"#,##0.00_);[Re22]("$"#,##0.00)	$160,731.99	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re26]("$"#,##0.00)	"$"#,##0.00_);[Re20]("$"#,##0.00)	"$"#,##0.00_);[Re9]("$"#,##0.00)

512.32	510.88	525.97	1,549.17	526.89	531.48	1,905.62	2,963.99	532.82	2,277.52	640.10	3,450.44	783.41	609.24	612.76	2,005.41	9,969.01
250.00	435.00	444.40	1,129.40	350.00	834.98	375.00	1,559.98	354.35	558.45	3,650.00	4,562.80	264.88	608.97	657.14	1,530.99	8,783.17
127.22	96.33	511.59	735.14	95.87	96.75	63.36	255.98	276.80	46.53	45.80	369.13	0.00	102.54	200.00	302.54	1,662.79
1,017.14	587.34	2,092.12	3,696.60	8,028.29	6,160.71	5,078.83	19,267.83	0.00	0.00	6,079.30	6,079.30	0.00	0.00	0.00	0.00	29,043.73
1,906.68	1,629.55	3,574.08	7,110.31	9,001.05	7,623.92	7,422.81	24,047.78	1,163.97	2,882.50	10,415.20	14,461.67	1,048.29	1,320.75	1,469.90	3,838.94	49,458.70

800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	800.00	800.00	800.00	2,400.00	575.00	575.00	575.00	1,725.00	8,925.00
							0.00	0.00	800.00	800.00	1,600.00	575.00	575.00	575.00	1,725.00	3,325.00
							0.00	0.00	300.00	800.00	1,100.00	575.00	575.00	575.00	1,725.00	2,825.00
4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	4,000.00	4,000.00	12,000.00	4,000.00	5,100.00	5,600.00	14,700.00	4,025.00	4,025.00	4,025.00	12,075.00	50,775.00

327.50		101.68	429.18	705.38		362.50	1,067.88	0.00	1,562.17	504.89	2,067.06		932.19		932.19	4,496.31
640.00	480.00	4,311.66	5,431.66	4,641.65	4,757.25	569.50	9,968.40	1,034.80	864.00		1,898.80	207.00	0.00	193.61	400.61	17,699.47
942.50		854.00	1,796.50	2,845.39	2,576.91	362.50	5,784.80	868.70	180.00	223.91	1,272.61	570.00	1,672.35	1,611.06	3,853.41	12,707.32
327.50			327.50	705.38	1,371.60	762.50	2,839.48	0.00	483.96	220.00	703.96		0.00	2,856.65	2,856.65	6,727.59
											0.00	4,239.27	0.00		4,239.27	4,239.27
											0.00		94.04	54.55	148.59	148.59
915.10			915.10	2,243.58	1,727.39	362.50	4,333.47	0.00	0.00		0.00		90.00		90.00	5,338.57
3,152.60	480.00	5,267.34	8,899.94	11,141.38	10,433.15	2,419.50	23,994.03	1,903.50	3,090.13	948.80	5,942.43	5,016.27	2,788.58	4,715.87	12,520.72	51,357.12

	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.50
	75.98	53.63	129.61	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.47	44.23	157.42	776.49
	75.97	53.63	129.60	151.95	104.78	14.15	270.88	105.36	42.46	70.76	218.58	70.72	42.46	44.48	157.66	776.72
	75.98	53.63	129.61	151.96	104.78	14.15	270.89	105.36	42.46	70.76	218.58	70.72	42.46	44.49	157.67	776.75
	75.98	53.63	129.61	151.96	104.78	14.17	270.91	105.35	42.47	70.81	218.63	70.70	42.45	44.49	157.64	776.79
0.00	379.89	268.15	648.04	759.78	523.90	70.77	1,354.45	526.79	212.31	353.85	1,092.95	353.58	212.31	221.92	787.81	3,883.25

0.00	946.00	0.00	946.00	0.00	189.20	0.00	189.20	630.66	0.00	0.00	630.66	473.00	378.40		851.40	2,617.26
0.00	0.00	573.76	573.76	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	0.00	378.40		378.40	1,141.36
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.33	1,166.73	3,219.48
0.00	946.00	1,232.88	2,178.88	0.00	189.20	0.00	189.20	630.67	0.00	0.00	630.67	473.00	378.40	315.34	1,166.74	4,165.49
0.00	946.00	286.88	1,232.88	0.00	189.20	0.00	189.20	0.00	0.00	0.00	0.00	473.00	378.40	315.33	1,166.73	2,588.81
0.00	3,784.00	2,380.40	6,164.40	0.00	946.00	0.00	946.00	1,892.00	0.00	0.00	1,892.00	1,892.00	1,892.00	946.00	4,730.00	13,732.40

0.00	0.00	2,254.20	2,254.20	1,356.50	1,119.96	121.91	2,598.37	1,743.46	0.00	3,395.74	5,139.20	0.00	0.00		0.00	9,991.77
0.00	2,254.88	1,351.30	3,606.18	1,259.70	1,304.75	121.90	2,686.35	1,015.95	0.00	1,183.20	2,199.15	1,101.60	263.17		1,364.77	9,856.45
3,099.09	2,822.34	2,338.15	8,259.58	3,762.68	1,586.61	121.90	5,471.19	6,601.11	2,483.24	3,009.92	12,094.27	2,945.40	1,191.37	2,235.28	6,372.05	32,197.09
1,305.32	3,102.97	3,620.49	8,028.78	3,915.27	1,326.51	121.91	5,363.69	4,576.76	2,449.22	1,408.58	8,434.56	1,390.77	1,191.37	1,228.54	3,810.68	25,637.71
1,055.07	0.00	1,298.77	2,353.84	1,119.00	979.97	121.91	2,220.88	5,562.16	0.00	0.00	5,562.16	0.00	0.00	1,265.82	1,265.82	11,402.70
								0.00	0.00	3,180.32	3,180.32	836.64	1,734.62	2,087.05	4,658.31	7,838.63
								0.00	0.00	2,559.35	2,559.35	1,191.96	2,201.98	2,541.64	5,935.58	8,494.93
5,459.48	8,180.19	10,862.91	24,502.58	11,413.15	6,317.80	609.53	18,340.48	19,499.44	4,932.46	14,737.11	39,169.01	7,466.37	6,582.51	9,358.33	23,407.21	105,419.28

											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	920.00	0.00	0.00	920.00	920.00
											0.00	1,840.00	0.00	0.00	1,840.00	1,840.00

292.00	114.00	311.50	717.50	325.00	100.00	60.00	485.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,202.50
292.00	114.00	394.00	800.00	225.00	0.00	0.00	225.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	1,025.00
292.00	114.00	1,229.58	1,635.58	325.00	80.00	100.00	505.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,140.58
292.00	114.00	104.00	510.00	305.00	100.00	0.00	405.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	915.00
292.00	114.00	104.00	510.00	225.00	0.00	140.00	365.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	875.00
											0.00	0.00	0.00	1,489.50	1,489.50	1,489.50
			0.00				0.00	0.00	0.00	0.00	0.00	0.00	0.00	2,285.50	2,285.50	2,285.50
1,460.00	570.00	2,143.08	4,173.08	1,405.00	280.00	300.00	1,985.00	0.00	0.00	0.00	0.00	0.00	0.00	3,775.00	3,775.00	9,933.08

468.60	532.50	719.94	1,721.04	500.55	468.60	440.91	1,410.06	481.38	238.56	707.16	1,427.10	1,728.00	412.00		2,140.00	6,698.20
0.00	255.60	1,720.00	1,975.60	0.00	0.00	426.00	426.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	2,401.60
1,128.90	3,790.79	1,819.63	6,739.32	2,325.96	1,282.26	1,237.53	4,845.75	1,850.97	1,973.82	2,114.61	5,939.40	4,376.00	2,252.00	2,496.00	9,124.00	26,648.47
702.90	2,311.05	1,476.09	4,490.04	1,676.31	1,286.52	1,256.70	4,219.53	1,218.36	751.89	2,663.95	4,634.20	2,936.00	2,524.00	1,520.00	6,980.00	20,323.77
0.00	0.00	470.73	470.73	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00	470.73
						0.00	0.00	0.00	1,005.08	6,665.00	7,670.08	25,176.94	682.24	2,360.00	28,219.18	35,889.26
						0.00	0.00	0.00	4,841.06	11,303.24	16,144.30	5,765.76	520.00		6,285.76	22,430.06
2,300.40	6,889.94	6,206.39	15,396.73	4,502.82	3,037.38	3,361.14	10,901.34	3,550.71	8,810.41	23,453.96	35,815.08	39,982.70	6,390.24	6,376.00	52,748.94	114,862.09

123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	123.58	406.61	1,518.83
123.58	123.58	123.58	370.74	104.45	123.58	123.58	351.61	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,463.83
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	1,482.96
123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	123.58	123.58	370.74	123.58	159.45	159.45	442.48	1,554.70
617.90	617.90	617.90	1,853.70	598.77	617.90	617.90	1,834.57	617.90	617.90	617.90	1,853.70	617.90	689.64	653.77	1,961.31	7,503.28

$ 18,897.06	$ 26,531.47	$ 35,320.25	$ 80,748.78	$ 42,821.95	$ 33,780.05	$ 18,801.65	$ 95,403.65	$ 33,154.31	$ 25,645.71	$ 56,126.82	$ 114,926.84	$ 62,242.11	$ 23,901.03	$ 31,541.79	$ 117,684.93	$ 408,764.20

(7,784.16)	(10,182.15)	(12,947.62)	(30,913.93)	(13,671.13)	(10,978.14)	(5,826.97)	(30,476.24)	(12,856.37)	(7,589.44)	(10,093.45)	(30,539.26)	(10,700.67)	(8,462.98)	(9,501.77)	(28,665.42)	(120,594.85)

11,112.90	16,349.32	22,372.63	49,834.85	29,150.82	22,801.91	12,974.68	64,927.41	20,297.94	18,056.27	46,033.37	84,387.58	51,541.44	15,438.05	22,040.02	89,019.51	288,169.35

$41,423.33	$37,874.44		$98,491.54	"$"#,##0.00_);[Re1]("$"#,##0.00)	"$"#,##0.00_);[Re2]("$"#,##0.00)	"$"#,##0.00_);[Re15]("$"#,##0.00)	"$"#,##0.00_);[Re13]("$"#,##0.00)						"$"#,##0.00_);[Re9]("$"#,##0.00)	"$"#,##0.00_);[Re11]("$"#,##0.00)		"$"#,##0.00_);[Re30]("$"#,##0.00)

PPE

																							09/30/08
	9/30/2010	06/30/10	5/31/2010	4/30/2010	3/31/2010	12/31/2009	11/30/2009	09/30/09	07/31/09	06/30/09	03/31/09	12/31/08	09/30/08
																				2007

																								4,499,369.24	4,499,369.24
1812	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00	2,200,000.00		2,200,000.00								(185,904.15)		(185,904.15)		0.00			0.00
1813	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)		(1,474,000.00)		(1,474,000.00)		0.00										0.00		0.00
1801	147,084.79	30,850.16	30,850.16	30,850.16	30,850.16	20,380.00	20,380.00							147,084.79		30,850.16		116,234.63													30,850.16
1816	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29	294,479.29		294,479.29												0.00			0.00
1817	(256,486.91)	(236,354.30)	(228,174.32)	(219,994.34)	(211,814.36)	(187,274.42)	(179,094.44)	(162,734.48)	(146,374.52)	(138,194.54)	(113,654.60)	(89,114.66)	(64,574.72)		(256,486.91)		(236,354.30)		(20,132.61)										(24,539.94)		(49,079.88)
1832	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50	1,072,284.50		1,072,284.50								3,048,579.15	3,048,579.15			0.00			0.00
1833	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	(13,403.55)	0.00	0.00	0.00	0.00								(427,962.90)		(427,962.90)			0.00		0.00
1836	579,999.50	579,999.50	579,999.50	579,999.50	579,999.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	578,839.50	577,679.50	577,679.50	579,999.50		579,999.50		0.00										0.00			1,160.00
1837	(436,915.91)	(388,485.95)	(372,342.63)	(356,199.31)	(340,055.99)	(291,626.03)	(275,482.71)	(243,196.07)	(210,909.43)	(194,766.11)	(146,336.15)	(98,099.53)	(49,959.58)		(436,915.91)		(388,485.95)		(48,429.96)										(48,429.96)		(96,859.92)
	$ 2,126,445.26	$ 2,078,773.20	$ 2,103,096.50	$ 2,127,419.80	$ 2,151,743.10	$ 2,213,082.84	$ 2,237,406.14	$ 2,265,672.74	$ 2,314,319.34	$ 2,338,642.64	$ 2,411,612.54	$ 2,469,825.55	$ 2,555,908.99	4,293,848.08	(2,167,402.82)	4,177,613.45	(2,098,840.25)	116,234.63										$ -	$ (72,969.90)		(113,929.64)

																								2,692,998.55	2,692,998.55
1631	1,224,580.42	1,224,580.42	1,224,580.42	1,224,580.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,200,247.42	1,224,580.42		1,224,580.42		0.00	0.00					(115,160.83)		(115,160.83)					0.00
1632	(426,495.13)	(388,795.09)	(381,372.85)	(371,513.11)	(357,753.37)	(316,474.06)	(302,714.32)	(275,194.84)	(247,675.36)	(233,915.62)	(192,636.40)	(151,357.18)	(110,077.96)		(426,495.13)		(388,795.09)		(37,700.04)	(50,050.00)									(41,279.22)	(13,759.74)	(82,558.53)
1633	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00	49,000.00		49,000.00			0.00												0.00
1634	(6,533.28)	(5,716.62)	(5,444.40)	(5,172.18)	(4,899.96)	(4,083.30)	(3,811.08)	(3,266.64)	(2,722.20)	(2,449.98)	(1,633.32)	(816.66)	0.00		(6,533.28)		(5,716.62)		(816.66)										(816.66)	(272.22)	(1,633.32)
	1,929,410.45	1,842,091.39	1,743,180.77	1,668,549.76	939,011.33									1,929,410.45		1,842,091.39		87,319.06	0.00												939,011.33
1761	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58	2,308,752.58		2,308,752.58			0.00					9,511,919.06	10,240,946.94	(729,027.88)					0.00
1762	(1,175,123.90)	(1,097,730.90)	(1,084,741.90)	(1,065,587.90)	(1,005,525.90)	(968,009.90)	(932,468.90)	(838,803.90)	(853,185.90)	(796,678.90)	(617,824.90)	(565,121.90)	(427,962.90)		(1,175,123.90)		(1,097,730.90)		(77,393.00)	(427,964.00)	(178,854.00)	(59,618.00)			(166,722.00)
1641	705,902.77	705,902.79	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.06	796,033.00	634,705.56	705,902.77		705,902.79		(0.02)	0.00												0.00
1642	(125,549.53)	(110,544.31)	(117,536.28)	(113,079.71)	(107,532.80)	(90,892.07)	(86,061.27)	(76,402.37)	(61,912.67)	(61,912.67)	(47,422.97)	(32,933.27)	(18,076.28)		(125,549.53)		(110,544.31)		(15,005.22)	(42,667.00)		09/30/09	06/30/09	03/31/09	12/31/08	09/30/08			(14,489.70)	(4,829.90)	(31,130.43)
1643	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	122,693.72	0.00	122,693.72		122,693.72			0.00	(1,018.00)											0.00
1651	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74	2,604,270.74		2,604,270.74			0.00												0.00
1653	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	1,600.00	0.00	1,600.00		1,600.00			0.00	(62,500.00)											0.00
1652	(288,753.05)	(259,789.11)	(250,134.46)	(240,479.81)	(230,825.16)	(201,861.21)	(192,206.56)	(172,897.26)	(143,933.31)	(143,933.31)	(114,969.36)	(86,005.41)	(57,041.46)		(288,753.05)		(259,789.11)		(28,963.94)	(7,445.00)		4,145,603.29	4,145,603.29	4,145,603.29	4,144,443.29	4,144,443.29	1,160.00		(28,963.95)	(9,654.65)	(57,927.90)
1840	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	343,061.25	522,136.25	343,061.25		343,061.25			0.00			(357,283.95)	(332,960.65)	(259,990.75)	(200,617.74)	(114,534.30)	(218,426.35)				0.00
	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00		0.00			0.00	(17,477.00)							0.00				0.00
1845	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	129,744.10	217,690.32	129,744.10		129,744.10			0.00			(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	(1,474,000.00)	0.00				0.00
1847	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00	67,400.00		67,400.00			0.00												0.00
1848	(4,814.28)	(3,610.71)	(3,209.52)	(2,808.33)	(2,407.14)	(1,203.57)	(802.38)								(4,814.28)	0.00	(3,610.71)		(1,203.57)			2,314,319.34	2,338,642.64	2,411,612.54	2,469,825.55	2,555,908.99	(217,266.35)				(2,407.14)
	$ 7,459,146.86	$ 7,532,910.25	$ 7,547,877.23	$ 7,517,044.59	$ 6,852,869.87	$ 6,040,278.76	$ 6,104,738.36	$ 6,256,237.86	$ 6,313,373.43	$ 6,383,912.39	$ 6,648,315.92	$ 6,786,568.39	$ 6,991,044.27	9,486,416.03	(2,027,269.17)	9,399,096.99	(1,866,186.74)	87,319.04	(161,082.43)										$ (264,403.53)	$ (88,134.51)	596,632.01

1521	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	13,323.52	11,145.52	13,323.52		13,323.52		0.00				7,555,402.87	7,555,402.87	7,555,402.87	7,555,402.81	7,536,802.87	18,600.00	0.00			0.00
1522	(6,019.72)	(5,353.54)	(5,131.48)	(4,909.42)	(4,687.36)	(4,021.20)	(3,799.14)	(3,355.02)	(2,910.90)	(2,688.84)	(2,022.66)	(1,356.48)	(708.45)		(6,019.72)		(5,353.54)		(666.18)	(1,393.00)		(1,309,429.44)	(1,238,890.48)	(974,486.95)	(836,234.42)	(613,158.60)	(625,731.88)		(666.18)	(222.06)	(1,332.34)
1531	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	9,033.11	0.00	9,033.11		9,033.11		0.00	0.00			6,245,973.43	6,316,512.39	6,580,915.92	6,719,168.39	6,923,644.27	(607,131.88)	0.00			0.00
1532	(3,613.17)	(3,161.52)	(3,010.97)	(2,860.42)	(2,709.87)	(2,258.25)	(2,107.70)	(1,806.60)	(1,505.50)	(1,354.95)	(903.30)	(451.65)	0.00		(3,613.17)		(3,161.52)		(451.65)	(484.00)									(451.65)	(150.55)	(903.27)
1541	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26	22,555.26		22,555.26		0.00	0.00									0.00			0.00
1542	(15,663.25)	(13,783.66)	(13,157.13)	(12,530.60)	(11,904.07)	(10,024.48)	(9,397.95)	(8,144.89)	(6,891.83)	(6,265.30)	(4,385.71)	(2,506.12)	(626.53)		(15,663.25)		(13,783.66)		(1,879.59)	(564.00)		44,911.89	44,911.89	44,911.89	44,911.89	33,700.78	11,211.11		(1,879.59)	(626.53)	(3,759.18)
	$ 19,615.75	$ 22,613.17	$ 23,612.31	$ 24,611.45	$ 25,610.59	$ 28,607.96	$ 29,607.10	$ 31,605.38	$ 33,603.66	$ 34,602.80	$ 37,600.22	$ 40,597.64	$ 32,365.80	44,911.89	(25,296.14)	44,911.89	(22,298.72)					(11,308.23)	(10,309.09)	(7,311.67)	(4,314.25)	(1,334.98)	(8,974.11)				(5,994.79)
																						33,603.66	34,602.80	37,600.22	40,597.64	32,365.80	2,237.00
	$ 9,605,207.87	$ 9,634,296.62	$ 9,674,586.04	$ 9,669,075.84	$ 9,030,223.56	$ 8,281,969.56	$ 8,371,751.60	$ 8,553,515.98	$ 8,661,296.43	$ 8,757,157.83	$ 9,097,528.68	$ 9,296,991.58	$ 9,579,319.06	$ 13,825,176.00	$ (4,219,968.13)					(611,562.00)											476,707.58

	$ (-1.#R)														9,605,207.87							8,593,896.43	8,689,757.83	9,030,128.68	9,229,591.58	9,511,919.06	(822,161.23)

Balance Sheet

200.00	200.00
0.00	0.00
4,674.99	4,569.29
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00
$ 56,279.92	$ 5,657.78
$ 56,279.92	$ 5,657.78

17,964.72	14,756.12

0.00
0.00
0.00
4,976.00
1,327.00
$ 6,303.00	$ 0.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
$ 225,415.20	$ 293,507.37
$ 225,415.20	$ 293,507.37
$ 225,415.20	$ 293,507.37

0.00	0.00
0.00	0.00
$ 0.00	$ 0.00
0.00	0.00

0.00
0.00	0.00
0.00	0.00
$ 0.00	$ 0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00
$ 4,343.65	$ 2,544.00
$ 4,343.65	$ 2,544.00
$ 4,343.65	$ 2,544.00
$ 286,038.77	$ 301,709.15

13,323.52	13,323.52
-6,019.72	-3,355.02
$ 7,303.80	$ 9,968.50

9,033.11	9,033.11
-3,613.17	-1,806.60
$ 5,419.94	$ 7,226.51

22,555.26	22,555.26
-15,663.25	-8,144.89
$ 6,892.01	$ 14,410.37
$ 19,615.75	$ 31,605.38

1,224,580.42	1,200,247.42
$ 1,224,580.42	$ 1,200,247.42
2,308,752.58	2,308,752.58
49,000.00	49,000.00
$ 2,357,752.58	$ 2,357,752.58

397,625.41
291,318.95
660,024.73
580,441.36
$ 1,929,410.45	$ 0.00

-426,495.13	-275,194.84
-6,533.28	-3,266.64
-1,175,123.90	-838,803.90
0.00	0.00
-811,339.00
$ -2,419,491.31	$ -1,117,265.38
$ 3,092,252.14	$ 2,440,734.62

3,988.34	3,988.34
16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62
15,641.74	15,641.74
$ 122,693.72	$ 122,693.72
174,040.00	174,040.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00
21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00
0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
67,400.00	67,400.00
$ 410,461.25	$ 410,461.25

0.00	0.00
0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97
15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47
0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
$ 129,744.10	$ 129,744.10

544,575.27	634,705.56
20,400.00	20,400.00
16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00
$ 705,902.77	$ 796,033.06

-125,549.53	-76,402.37
-4,814.28
$ -130,363.81	$ -76,402.37
$ 1,238,438.03	$ 1,382,529.76

2,604,270.74	2,604,270.74
-288,753.05	-172,897.26
1,600.00	1,600.00
$ 2,317,117.69	$ 2,432,973.48
$ 6,647,807.86	$ 6,256,237.86

1,072,284.50	1,072,284.50
0.00	0.00

579,999.50	578,839.50
-436,915.91	-243,196.07
$ 143,083.59	$ 335,643.43
$ 1,215,368.09	$ 1,407,927.93

2,200,000.00	2,200,000.00
-1,474,000.00	-1,474,000.00
$ 726,000.00	$ 726,000.00

294,479.29	294,479.29
-256,486.91	-162,734.48
$ 37,992.38	$ 131,744.81
$ 763,992.38	$ 857,744.81

147,084.79
$ 147,084.79	$ 0.00
$ 2,126,445.26	$ 2,265,672.74
$ 8,793,868.87	$ 8,553,515.98

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00
$ 56,900.00	$ 55,100.00
$ 56,900.00	$ 55,100.00
$ 9,136,807.64	$ 8,910,325.13

1,092,517.62	172,166.33
$ 1,092,517.62	$ 172,166.33
$ 1,092,517.62	$ 172,166.33

172.70
311.47
11,934.06	95,000.00
$ 12,418.23	$ 95,000.00

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84
$ 135,384.32	$ 107,904.71

227,914.30
0.00	800,000.00
$ 227,914.30	$ 800,000.00
$ 227,914.30	$ 800,000.00

66,666.59	35,000.00
0.00	7,736.07
6,688.98	3,248.38
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
38,500.00	49,500.00
10,393.87	5,568.75
$ 64,413.87	$ 68,812.62
37,500.00	16,000.00
0.00	0.00
$ 175,269.44	$ 130,797.07
$ 550,986.29	$ 1,133,701.78
$ 1,643,503.91	$ 1,305,868.11

250,000.00	125,000.00
0.00	0.00
-740,853.84	0.00
900,000.00
597,000.00
$ 756,146.16	$ 0.00

154,927.92	140,844.00
$ 154,927.92	$ 140,844.00
$ 1,161,074.08	$ 265,844.00
$ 1,161,074.08	$ 265,844.00
$ 2,804,577.99	$ 1,571,712.11

48,980.33	44,509.49
0.00	0.00
$ 48,980.33	$ 44,509.49
16,677,076.04	12,493,829.80
431,242.22	327,962.00
$ 17,108,318.26	$ 12,821,791.80
0.00	136,000.00
-5,663,688.27	-3,386,055.79
-5,161,380.67	-2,277,632.48
$ 6,332,229.65	$ 7,338,613.02
$ 9,136,807.64	$ 8,910,325.13

Balance Sheet Grouping

200.00	200.00
0.00	0.00
4,674.99	4,569.29		380.00
56.00	88.00
99.06	100.00
0.00	0.00
0.00	0.00
51,049.87	500.49
0.00	0.00
100.00	100.00
100.00	100.00

56,279.92	5,657.78

17,964.72	14,756.12
0.00					4674.99
0.00					863.44
4,976.00					3811.55
1,327.00
1,317.06
6,533.25	5,954.70
0.00	283,485.45
193,297.17	109,074.41
0.00	0.00
0.00	0.00
0.00	-119,763.31
0.00
0.00	0.00
0.00	0.00

0.00	0.00
0.00	0.00
0.00

225,415.20	293,507.37

0.00
0.00	0.00
0.00	0.00
4,343.65	2,544.00
0.00

4,343.65	2,544.00

50,000.00	50,000.00
5,400.00	3,600.00
1,500.00	1,500.00

56,900.00	55,100.00

13,323.52	13,323.52
9,033.11	9,033.11
22,555.26	22,555.26

-6,019.72	-3,355.02
-3,613.17	-1,806.60
-15,663.25	-8,144.89		-25,296.14	-13,306.51

19,615.75	31,605.38

2,308,752.58	2,308,752.58
49,000.00	49,000.00	2,357,752.58
1,224,580.42	1,200,247.42

-1,175,123.90	-838,803.90
0.00	0.00
-426,495.13	-275,194.84
-811,339.00
-6,533.28	-3,266.64	-1,117,265.38

397,625.41
291,318.95
660,024.73
580,441.36

544,575.27	634,705.56
20,400.00	20,400.00

16,275.00	16,275.00
17,141.25	17,141.25
22,100.00	22,100.00
16,406.25	16,406.25
12,547.50	12,547.50
15,172.50	15,172.50
21,760.00	21,760.00
19,525.00	19,525.00	796,033.06

3,988.34	3,988.34

16,755.58	16,755.58
16,798.56	16,798.56
15,204.55	15,204.55
18,964.99	18,964.99
15,436.47	15,436.47
14,263.87	14,263.87
5,639.62	5,639.62

15,641.74	15,641.74

174,040.00	174,040.00
0.00	0.00

0.00	0.00
16,800.00	16,800.00
0.00	0.00
0.00	0.00
13,203.75	13,203.75
13,912.50	13,912.50
22,100.00	22,100.00

21,760.00	21,760.00
0.00	0.00
0.00	0.00
16,800.00	16,800.00
15,172.50	15,172.50
21,080.00	21,080.00
0.00	0.00
0.00	0.00
19,880.00	19,880.00

0.00	0.00
21,300.00	21,300.00
21,760.00	21,760.00
-34,747.50	-34,747.50
0.00	0.00

0.00	0.00
3,248.16	3,248.16
0.00	0.00
0.00	0.00
11,307.50	11,307.50
12,908.83	12,908.83
1,921.25	1,921.25
15,402.97	15,402.97

15,336.13	15,336.13
0.00	0.00
0.00	0.00
3,748.13	3,748.13
14,873.51	14,873.51
16,655.04	16,655.04
0.00	0.00
0.00	0.00
16,999.47	16,999.47

0.00	0.00
15,413.11	15,413.11
1,930.00	1,930.00
0.00	0.00
67,400.00	67,400.00	662,899.07

-125,549.53	-76,402.37
-4,814.28

2,604,270.74	2,604,270.74
1,600.00	1,600.00	2,605,870.74
-288,753.05	-172,897.26			-2,027,269.17	-1,366,565.01

6,647,807.86	6,256,237.86

147,084.79

2,200,000.00	2,200,000.00
294,479.29	294,479.29	2,494,479.29

-1,474,000.00	-1,474,000.00
-256,486.91	-162,734.48

1,072,284.50	1,072,284.50
0.00	0.00
579,999.50	578,839.50	1,651,124.00
-436,915.91	-243,196.07			-693,402.82	-405,930.55

2,126,445.26	2,265,672.74

9,136,807.64	8,910,325.13

1,092,517.62	172,166.33		1088706.07	3,811.55
172.70
311.47
8,845.61	95,000.00

1,101,847.40	267,166.33

63,019.12	44,511.92
63,004.40	26,396.44
4,008.96	36,996.35
5,351.84

135,384.32	107,904.71

66,666.59	35,000.00
0.00	7,736.07
0.00	0.00
15,520.00	10,907.50
0.00	2,836.37
38,500.00	49,500.00
10,393.87	5,568.75
3,088.45
37,500.00	16,000.00
6,688.98	3,248.38

178,357.89	130,797.07

227,914.30
0.00	800,000.00

227,914.30	800,000.00

154,927.92	140,844.00

250,000.00	125,000.00

-740,853.84	0.00		740,853.84

900,000.00
597,000.00

1,161,074.08	265,844.00

48,980.33	44,509.49

48,980.33	44,509.49

16,677,076.04	12,493,829.80
431,242.22	327,962.00

17,108,318.26	12,821,791.80

QB Profit & Loss

0.00	0.00
248,979.20	192,654.43
154,900.53	127,129.02
236,915.71	159,601.01
209,960.81	162,272.29
366,553.97	257,293.75
$ 1,217,310.22	$ 898,950.50

0.00	0.00
19,165.82	21,538.61
360.44	1,568.05
6,905.67	9,338.15
12,100.21	11,244.20
3,772.84	2,702.99
5,220.88	5,546.24
42.53	72.97
270.80	714.08
3,880.73	1,297.54
1,742.23	1,082.31
10,620.13	10,916.78
6,711.25	7,550.74
1,447.78	1,375.54
744.66	4,291.39
16,896.57	5,245.74
2,127.95	3,546.13
7,125.97	7,377.94
5,524.43	9,878.74
137.27
1,891.91
0.00	30.80
1,150.74	1,369.40
399.76	712.22
2,266.31	1,274.58
$ 110,369.61	$ 108,812.41
3,621.76
$ 1,331,301.59	$ 1,007,762.91

736.40	845.69

13,633.35	21,830.82
7,340.84	13,753.79
14,049.70	18,354.10
11,285.40	17,688.63
20,455.91	29,554.43
$ 66,765.20	$ 101,181.77
334,843.84	231,805.21
203,094.61	141,683.64
41,154.22

16,868.46	2,082.90
9,948.14	8,804.11
8,609.64	4,800.53
7,096.44	23,445.04
1,662.79	567.18
194.40
0.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
8,475.00	8,250.00
2,875.00
2,600.00
$ 47,850.00	$ 41,250.00

4,496.31	6,021.91
17,322.97	11,279.39
13,083.82	8,277.15
6,727.59	2,486.53
9,487.84	7,889.47
148.59
90.00
$ 51,357.12	$ 35,954.45

776.50	546.23
776.49	433.25
776.72	1,058.78
776.75	1,705.21
776.79	1,027.70
$ 3,883.25	$ 4,771.17
0.00
2,617.26	3,167.66
1,141.36	2,973.26
3,219.48	2,124.66
4,165.49	2,307.66
2,588.81	2,474.66
$ 13,732.40	$ 13,047.90
0.00
9,991.77	3,879.89
9,856.45	3,307.72
32,197.09	11,910.15
25,637.71	14,888.34
11,402.70	5,083.98
7,838.63
8,494.93
$ 105,419.28	$ 39,070.08
600.00
1,530.00
1,530.00
$ 3,060.00	$ 600.00
0.00
1,202.50	2,734.47
2,514.50	2,570.75
2,140.58	2,846.15
3,200.50	3,068.14
875.00	2,049.47
$ 9,933.08	$ 13,268.98
0.00
6,698.20	6,084.92
2,401.60	488.15
26,648.47	20,143.85
20,323.77	16,408.16
470.73	524.90
35,889.26
22,430.06
$ 114,862.09	$ 43,649.98
0.00
1,518.83	1,489.96
1,463.83	1,371.90
1,482.96	1,525.83
1,482.96	1,486.38
1,554.70	1,482.96
$ 7,503.28	$ 7,357.03
$ 401,980.37	$ 238,669.35

5,298.60	30,000.00
-556.16	1,539.37
450.00
6,800.00
1.20	3,629.41
285.00
51.53
4,891.05
2,538.04	3,698.08
904.00
$ 2,989.24	$ 20,259.07
7,707.73
2,610.48
2,510.00	1,512.50
6,500.00
23,350.52
3,522.42	14,935.32
5,735.61	2,535.37
-1,121.64	19,487.27
5,670.00	500.00
11,173.28
$ 24,048.07	$ 142,110.91

-57,466.14	-49,993.77
-38,322.20	-27,767.67
-9,137.14	-3,685.96
-9,137.14
-6,377.43	-1,033.49
-154.80
$ -120,594.85	$ -82,480.89

5,078.83
2,012.00	1,836.00
29,098.50
$ 7,090.83	$ 30,934.50
$ 959,118.69	$ 804,750.18
$ 372,182.90	$ 203,012.73

60,000.00
150,000.00
176,000.00
17,863.64
30,227.14
$ 374,090.78	$ 60,000.00
6,000.00
7,500.00	37,500.00
775.00
$ 7,500.00	$ 44,275.00
69,347.92	93,009.09
2,307.25	806.50
27,748.80	11,700.00
50,059.14	24,750.00
1,580.84
3,937.50	2,297.43
760.00	753.00
5,450.00	2,323.00
13,815.00	1,835.00
55,975.70
$ 79,938.20	$ 8,789.27
597.00	200.00
28,731.99	23,147.53
265.00
201.50
22,173.05	1,500.00
947.25	1,303.19
2,638.55
66,702.27	56,246.67
31,129.45
32,113.39	10,680.57
$ 129,945.11	$ 66,927.24
435.33	261.53
0.00
11,965.38	5,698.90
100.00
16,973.57	165,041.62
186,306.33
200,560.00
45,000.00	39,000.00
13,931.93
$ 45,000.00	$ 52,931.93
684.00	30,252.65
27,000.00
14,000.00	14,500.00
61.53	363.98
3,794.56	2,265.93
862.29
1,828.22
160.42	175.00
256.63

10,236.84	7,274.24
3,675.78	7,830.87
4,185.46	1,238.87
216.10	3,927.83
3,559.33	2,487.79
$ 21,873.51	$ 22,759.60
827.03	950.40
4,577.50	1,088.60
5,418.75	9,694.82
$ 9,996.25	$ 10,783.42
$ 1,308,109.25	$ 673,460.12
$ -935,926.35	$ -470,447.39

37,112.90	49,010.49
128,120.83	-43,395.22
-161,766.22	-91,957.62
-1,466,978.00
-134,762.30	-101,890.34
-7,119.90	-1,250.92
-327,962.00
-759,146.16	-194,286.00
-14,083.92	-12,804.00
-27,001.92
2,075.10	538.63
-78,136.58
67.15	588.00
$ -2,454,617.10	$ -750,410.90
$ -2,454,617.10	$ -750,410.90

2,664.70	2,646.57
1,806.57	1,806.60
7,518.36	7,518.36
151,300.29	165,116.88
8,080.92	3,266.64
61,140.87	58,326.09
115,855.79	115,855.80
93,752.43	98,159.76
193,719.84	193,236.49
$ 635,839.77	$ 645,933.19

336,320.00	410,841.00
$ 336,320.00	$ 410,841.00
$ 972,159.77	$ 1,056,774.19
$ -3,426,776.87	$ -1,807,185.09
$ -4,362,703.22	$ -2,277,632.48

P&L Grouping

10

	0.00	0.00
	248,979.20	192,654.43
	154,900.53	127,129.02
	236,915.71	159,601.01
	209,960.81	162,272.29
	366,553.97	257,293.75

	1,217,310.22	898,950.50

	13,633.35	21,830.82
	7,340.84	13,753.79
	14,049.70	18,354.10
	11,285.40	17,688.63
	20,455.91	29,554.43

	66,765.20	101,181.77	474,670.62

	334,843.84	231,805.21

	334,843.84	231,805.21

	203,094.61	141,683.64

	203,094.61	141,683.64

10	612,606.57	424,279.88

20

	0.00	0.00
	19,165.82	21,538.61
	360.44	1,568.05
	6,905.67	9,338.15
	12,100.21	11,244.20
	3,772.84	2,702.99
	5,220.88	5,546.24
	42.53	72.97
	270.80	714.08
	3,880.73	1,297.54
	1,742.23	1,082.31

	10,620.13	10,916.78
	6,711.25	7,550.74
	1,447.78	1,375.54
	744.66	4,291.39
	16,896.57	5,245.74
	2,127.95	3,546.13
	7,125.97	7,377.94
	5,524.43	9,878.74
		137.27
	1,891.91
	0.00	30.80
	1,150.74	1,369.40

	399.76	712.22
	2,266.31	1,274.58
	3,621.76

	113,991.37	108,812.41

	736.40	0.00

	736.40	0.00

	41,154.22

	41,154.22	0.00

20
	72,100.75	108,812.41

30

	16,868.46	2,082.90
	9,948.14	8,804.11
	8,609.64	4,800.53
	7,096.44	23,445.04
	1,662.79	567.18
	194.40			44,379.87	39,699.76
	0.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	8,475.00	8,250.00
	2,875.00
	2,600.00
	4,496.31	6,021.91
	17,322.97	11,279.39
	13,083.82	8,277.15
	6,727.59	2,486.53
	9,487.84	7,889.47
	148.59
	90.00
	776.50	546.23
	776.49	433.25
	776.72	1,058.78
	776.75	1,705.21
	776.79	1,027.70

	2,617.26	3,167.66
	1,141.36	2,973.26
	3,219.48	2,124.66
	4,165.49	2,307.66
	2,588.81	2,474.66
		0.00
	9,991.77	3,879.89
	9,856.45	3,307.72
	32,197.09	11,910.15
	25,637.71	14,888.34
	11,402.70	5,083.98
	7,838.63
	8,494.93
		600.00
	1,530.00
	1,530.00

	1,202.50	2,734.47
	2,514.50	2,570.75
	2,140.58	2,846.15
	3,200.50	3,068.14
	875.00	2,049.47

	6,698.20	6,084.92
	2,401.60	488.15
	26,648.47	20,143.85
	20,323.77	16,408.16
	470.73	524.90
	35,889.26
	22,430.06

	1,518.83	1,489.96
	1,463.83	1,371.90
	1,482.96	1,525.83
	1,482.96	1,486.38
	1,554.70	1,482.96
	-57,466.14	-49,993.77
	-38,322.20	-27,767.67
	-9,137.14	-3,685.96
	-9,137.14
	-6,377.43	-1,033.49
	-154.80
	5,078.83

	286,464.35	156,188.46

	0.00	845.69
	5,298.60	30,000.00
	-556.16	1,539.37
	450.00
		6,800.00
	1.20	3,629.41
		285.00
		51.53
		4,891.05
	2,538.04	3,698.08
		904.00		7,731.68	51,798.44
		7,707.73		52,111.55	91,498.20
		2,610.48
	2,510.00	1,512.50
		6,500.00
		23,350.52
	3,522.42	14,935.32
	5,735.61	2,535.37
	-1,121.64	19,487.27
	5,670.00	500.00
		11,173.28
	2,012.00	1,836.00
		29,098.50

	26,060.07	173,891.10

40

	2,664.70	2,646.57
	1,806.57	1,806.60
	7,518.36	7,518.36
	151,300.29	165,116.88
	8,080.92	3,266.64
	14,083.92	12,804.00	26,073.55	24,775.53
	61,140.87	58,326.09
	115,855.79	115,855.80
	93,752.43	98,159.76
	193,719.84	193,236.49
	336,320.00	410,841.00
	811,339.00
	1,797,582.69	1,069,578.19	1,771,509.14	1,044,802.66

		60,000.00
	150,000.00
	176,000.00
	17,863.64
	30,227.14
		6,000.00
	7,500.00	37,500.00
		775.00
	69,347.92	93,009.09
	2,307.25	806.50
	27,748.80	11,700.00
	34,309.14	24,750.00
		1,580.84
	3,937.50	2,297.43
	760.00	753.00
	5,450.00	2,323.00
	13,815.00	1,835.00
	55,975.70
	597.00	200.00
	28,731.99	23,147.53
		265.00
		201.50
	22,173.05	1,500.00
	947.25	1,303.19
		2,638.55
	66,702.27	56,246.67
	31,129.45
	32,113.39	10,680.57
	435.33	261.53
	0.00
	11,965.38	5,698.90
		100.00
	16,973.57	165,041.62
	186,306.33
	200,560.00
	45,000.00	39,000.00
		13,931.93
	684.00	30,252.65
		27,000.00
	14,000.00	14,500.00
	61.53	363.98
	3,794.56	2,265.93
		862.29
	1,828.22
	160.42	175.00
	256.63
	10,236.84	7,274.24
	3,675.78	7,830.87
	4,185.46	1,238.87
	216.10	3,927.83
	3,559.33	2,487.79
	827.03	950.40
	4,577.50	1,088.60
	5,418.75	9,694.82

	1,292,359.25	673,460.12

50

	37,112.90	49,010.49
	128,120.83	-43,395.22
	-161,766.22	-91,957.62
	-1,466,978.00
	-137,850.75	-101,890.34
	-7,119.90	-1,250.92
		-327,962.00
	-759,146.16	-194,286.00	-522,248.00
		-27,001.92
	2,075.10	538.63
	-78,136.58
	67.15	588.00

	-2,443,621.63	-737,606.90

50
P&L

10
		(1,217,310.22)

		66,765.20

		334,843.84

		203,094.61

10			(612,606.57)

20
		(113,991.37)

		41,154.22

	20		(72,837.15)

30
		286,464.35

		26,796.47

40
		986,243.69

		1,308,109.25

50

		(37,112.90)
		(128,120.83)
		161,766.22
		1,466,978.00
		137,850.75
		7,119.90
		-
		759,146.16
		-
		(2,075.10)
		78,136.58
		(67.15)

			2,443,621.63

50

			4,365,791.67

Officer Comp

2010	150,000	-	-	-	-	-	-	150,000
2010	176,000	-	-	-	-	-	-	176,000
2010	2,864	-	-	-	-	-	-	2,864

OS Equity Awards

$ 0.20
$ 0.20
$ 0.20

Director Comp

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 48,980,326 shares of common stock outstanding as of September 30, 2010.

Outstanding Equity awards at fiscal year ended September 30, 2010

Officer Comp

2010	$ 150,000	-	-	$ 86,516	-	-	$ 1,000	$ 237,516
2010	176,000	-	-	58,988	-	-	3,000	237,988
2010	2,864	-	-	-	-	-	-	2,864
	$ 328,864	$ -	$ -	$ 145,504	$ -	$ -	$ 4,000	$ 478,368

OS Equity Awards

550,000	550,000	-	$ 0.20	9/2/2015
375,000	375,000	-	$ 0.20	9/2/2015
-	-	240,000	$ 0.20	9/28/2015
925,000	925,000	240,000

Director Comp

	$ 11,250	$ -	$ 15,730	$ -	$ -	$ -	$ 26,980
	5,500	-	15,730	-	-	-	21,230
	4,250	-	11,798	-	-	-	16,048
	$ 21,000	$ -	$ 43,258	$ -	$ -	$ -	$ 64,258

					1/13/2010	5/3/2010	5/11/2010	8/9/2010
8,000		2,000	500		250	250	250		11,250
	4,000	500			250	250	250	250	5,500
	1,000		2,000	500	250	250		250	4,250	21,000

		500	500	500					1,500
	1000		-	2000					3,000
8,000	6,000	3,000	3,000	3,000	750	750	500	500	25,500

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our predecessor auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2010 and 2009, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $32,275 and $35,419, respectively.  These amounts do not include any fees billed by our current auditors, BehlerMick.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

Our board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2010 and 2009.

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

14.1	Code of Ethics
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Auditor
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	2009 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors and Board Members

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: January 13, 2011	By: /s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Chief Executive Officer and Chairman of the Board	January 13, 2011

By: /s/ Marshall Diamond Goldberg Marshall Diamond Goldberg	President	January 13, 2011

By: /s/ KELLY J. STOPHER Kelly J. Stopher	Chief Financial Officer	January 13, 2011

Directors:

Exhibit 31.1

Certification of Chief Executive Officer

Pursuant to Section 302 of Sarbanes-Oxley Act

I, Lindsay E. Gorrill, certify that:

1.	I have reviewed this annual report on Form 10-K of JayHawk Energy, Inc.;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) of the registrant, and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 17, 2010

/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill Chief Executive Officer

Exhibit 31.2

Certification of Chief Executive Officer

Pursuant to Section 302 of Sarbanes-Oxley Act

I, Kelly J. Stopher, certify that:

1.	I have reviewed this annual report on Form 10-K of JayHawk Energy, Inc.;

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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) of the registrant, and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: Janaury 13, 2011

/s/ KELLY J. STOPHER
Kelly J. Stopher Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of JayHawk Energy, Inc. a Colorado corporation (the "Company") on Form 10-K for the year ending September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Lindsay E. Gorrill, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to JayHawk Energy, Inc., and will be retained by JayHawk Energy, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ LINDSAY E. GORRILL
Lindsay E. Gorrill Chief Executive Officer Janaury 13, 2011

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of JayHawk Energy, Inc. a Colorado corporation (the "Company") on Form 10-K for the year ending September 30, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly J. Stopher, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to JayHawk Energy, Inc., and will be retained by JayHawk Energy, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ KELLY J. STOPHER
Kelly J. Stopher Chief Financial Officer January 13, 2011