Form 10-K/A
period 2010-10-18
Jayhawk Energy, Inc.
filed 2011-01-18
CIK 1308710

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

For the years ended September 30, 2010 and 2009 JayHawk sold a gross 19,282 Bbls and 17,990 Bbls respectively.  Gross working interest in the revenues generated from the five North Dakota oil wells were $612,607 and $479,598 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

	2010	2009
Gross Sales Value	$ 1,217,310	$ 898,950
Less: Distributable to Outside Interest, Production and Severance Taxes	(604,704)	(419,352)
JayHawk's Gross Revenue	$ 612,607	$ 479,598

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

	Year Ended September 30, 2010	Year Ended September 30, 2009
Salaries, Wages and Compensation	$ 841,913	$ 242,500
Consulting, Legal & Professional Fees	328,018	114,560
All other operating expenses combined	122,429	302,653
Total General and Administrative Expenses	$ 1,292,359	$ 659,713

Included in Salaries, Wages and Compensation is a non-cash Stock Option grant in the amount of $200,560 awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan.  Officers previously compensated at less than market rate were paid in full during the year ended September 30, 2010.

Other Income and Expense:  Detail of the aggregate of this classification is disclosed in the following table:

	Year Ended September 30, 2010	Year Ended September 30, 2009
Net Interest Expense	$ 137,851	$ 101,890
Bad Debt Expense (Note 3)	-	27,001
Capital Raising Costs	161,766	91,958
Note Discount & Accretion Expense	759,146	522,248
Debt Conversion Expense	1,466,978
Loss on Disposal of Asset	78,137
Interest and other income	(160,256)	(5,490)
Total Other Income and Expense	$ 2,443,622	$ 737,607

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

July 20, 2010 - The Company issued the holders of the debentures 112,777 shares of the Company’s common stock in lieu of interest due and payable, totaling $33,833 as of July 01, 2010.  These shares were valued at $0.30 per share.

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

Name And	Year	Salary	Bonus	Stock	Option	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Principal Position		($)	($)	Awards	Awards	($)	($)	($)	($)
				($)	($)
Lindsay Gorrill, CEO	2010	$ 150,000	-	-	$ 86,516	-	-	$ 1,000	$ 237,516
Marshall Diamond-Goldberg, President	2010	176,000	-	-	58,988	-	-	3,000	237,988
Kelly Stopher, CFO	2010	2,864	-	-	-	-	-	-	2,864
		$ 328,864	$ -	$ -	$ 145,504	$ -	$ -	$ 4,000	$ 478,368

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2010:

· by each person who is known by us to beneficially own more than 5% of our common stock;

· by each of our officers and directors; and

· by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Lindsay E. Gorrill	Common Stock
6240 E. Seltice Way, Suite C
Post Falls, ID		4,000,000	8.20%
Marshall Diamond Goldberg	Common Stock
Box 34 Site 5 RR2
Okotoks, Alberta T1S 1A2		49,800	0.10%
Kelly J. Stopher	Common Stock
6240 E. Seltice Way, Suite C
Post Falls, ID		1,000	0.00%

All Officers and Directors	Common Stock	4,050,800

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

(2) Percentage based on 48,980,326 shares of common stock outstanding as of September 30, 2010.

Outstanding Equity awards at fiscal year ended September 30, 2010

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Lindsay Gorrill, CEO	550,000	550,000	-	$0.20	9/2/2015
Diamond-Goldberg, President	375,000	375,000	-	$0.20	9/2/2015
Kelly Stopher, CFO	-	-	240,000	$0.20	9/28/2015
	925,000	925,000	240,000

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