Form 10-Q
period 2010-12-31
Jayhawk Energy, Inc.
filed 2011-02-14
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 14, 2010, there were 51,295,825 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending December 31, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
December 31, 2010 (Unaudited) and September 30, 2010	3

Consolidated Statements of Operations:
Three Months Ended December 31, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows:
Three Months Ended December 31, 2010 and 2009 (Unaudited)	5

Notes to Consolidated Unaudited Financial Statements:
December 31, 2010	6

Item 2. Management Discussion and Analysis	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JayHawk Energy, Inc.
Consolidated Balance Sheets
	December 31, 2010	September 30, 2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 221,355	$ 56,280
Trade accounts receivable, less allowance for doubtful accounts of $nil
and $nil at December 31, 2010 and September 30, 2010, respectively (Note 3)	87,721	225,415
Other current assets	3,498	4,344
Total Current Assets	312,574	286,039

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances for impairment of $1,474,000
and accumulated amortization of $772,819 and $693,403 at December 31, 2010	1,930,795	2,126,445
and September 30, 2009, respectively. (Note 4).
Proved and developed oil & gas properties, net allowances for impairment of $811,339 and accumulated DD&A of $2,151,036 and $2,027,269 at December 31, 2010
and September 30, 2010, respectively (Note 5)	6,546,811	6,647,808
Computers, office equipment, furniture and leasehold improvements, net of allowance
for depreciation of $28,294 and $25,296, respectively.	16,618	19,616
Total Net Plant, Property and Equipment	8,494,224	8,793,869

Other Long-Term Assets (Note 6)	56,900	56,900

Total Assets	$ 8,863,698	$ 9,136,808

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 946,157	$ 1,096,564
Due to other working and royalty interests	62,650	135,384
Other payables, interest & taxes accrued	165,088	187,688
Note payable in less than one year (Note 7)	92,302	227,914
Total Current Liabilities	1,266,196	1,647,550
Long Term Liabilities (Note 8)	1,082,071	1,161,074

Total Liabilities	2,348,267	2,808,624

Commitments and Contingencies (Note 15)	-	-
Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 51,086,257 shares issued and outstanding at December 31, 2010 and 48,980,326 shares issued
and outstanding at September 30, 2010 (Note 9)	51,142	48,980
Additional paid-in capital	18,058,903	17,108,318
Accumulated deficit	(11,594,614)	(10,829,115)
Total Stockholders' Equity	6,515,430	6,328,183

Total Liabilities and Stockholders' Equity	$ 8,863,698	$ 9,136,808

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.
Consolidated Statements of Operations (Unaudited)
	For the three months ended December 31, 2010	For the three months ended December 31, 2009
Revenue
Oil sales	$ 69,051	$ 170,307
Gas sales	10,415	24,094
Total Gross Revenues	79,466	194,401

Costs and Operating Expenses
Exploration costs	-	-
Production costs-North Dakota	35,692	71,815
Production costs-Kansas	2,310	6,510
Depreciation, depletion, amortization and asset impairment expense	210,053	291,926
General and administrative	230,713	209,781
Other expense	366,196	52,203
Total Costs and Expenses	844,964	632,235

Loss from continuing operations before income tax	(765,499)	(437,834)

Provision for income taxes	-	-
Deferred tax benefit	-	-

Net loss from continuing operations	(765,499)	(437,834)

Net loss and total comprehensive loss	$ (765,499)	$ (437,834)

Basic and diluted loss per share (Note 10)	$ (0.02)	$ (0.01)

Basic weighted average number shares outstanding	50,422,875	44,825,148

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.
Statements of Consolidated Cash Flows (Unaudited)

	For the three months ended December 31, 2010	For the three months ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (765,499)	$ (437,834)
Adjustments to reconcile net loss to net cash used:
by operating activities:
Depreciation, depletion, amortization and impairment	206,180	-
Accretion in annual asset retirement obligations	3,873	3,201
Amortization of discount on note payable	174,279	291,926
Debt Conversion Expense	95,348	-
Common stock issued in lieu of interest	37,500	-
Common stock issued in consideration for services	9,456	23,400
Stock options expense	53,286	-
(Increase) Decrease in accounts receivable, net	137,695	15,952
(Increase) Decrease in other current assets	845	1,090
Increase (Decrease) in accounts payable	(34,172)	97,016
Increase (decrease) in accruals and other current liabilities	(230,946)	72,863
Net cash used by operating activities	(312,155)	67,614

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	(22,770)	-
Unproved oil and gas property additions	-	(20,380)
Other property additions	-	-
Net cash used by operating activities	(22,770)	(20,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings with note payable	500,000	900,000
Common stock issued for reduction of note payable	-	-
Net cash provided by financing activities	500,000	900,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	165,075	947,234

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56,280	5,658

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 221,355	$ 952,892

Supplemental Disclosure of Cash Flows and Non-cash Investing and Financing Activity:
Income taxes paid	$ -	$ -
Interest paid with common stock	$ 37,500	$ 96,000
Cancelled contract for the acquisition of unproved properties	$ 116,235	$ -

“The accompanying notes are an integral part of these consolidated financial statements”

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 1 – Organization and Description of Business

Nature of Operations – JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three main properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas, called Jayhawk Gas Transportation Company.  This is the basis for which financial statements are consolidated.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.  These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the first quarter of the fiscal year to end September 30, 2011, the quarter ending December 31, 2010, and comparable quarter ended December 31, 2009.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended September 30, 2010 as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Going Concern – As shown in the accompanying financial statements,  the Company has incurred operating losses since inception.  As of December 31, 2010, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs.  Jayhawk  plans to fund our future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives.

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

Income or loss per common share - Basic income per share is calculated based on the weighted average number of common shares outstanding.  Diluted income per share assumes exercise of stock options and warrants and conversion of convertible debt and preferred securities, and preferred securities, provided the effect is not antidilutive.  As each of the two fiscal periods covered by these financial statements reflects net losses from operations, all of the warrants have an anti-dilutive effect on per common share amounts.

Revenue and Cost Recognition - The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on Jayhawk's  individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 2 – Summary of Significant Accounting Policies (continued)

receivable or liability will be recorded.  Costs associated with production are expensed in the period in which they are incurred.

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

Cash equivalents - The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

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

Jayhawk Energy calculates depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil and gas properties on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A the Company will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.  When applicable, Jayhawk will apply the provisions of ASC topic 410, Accounting for Asset Retirement Obligations, which provides guidance on accounting for dismantlement and abandonment cost (see Note 9).

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

Impairment of Long-Lived Assets - The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets.  The fair value of  property is primarily evaluated based upon the present value of expected revenues directly associated with those assets.  An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of December 31, 2010.

Sales of Producing and Non-producing Property - The Company accounts for the sale of a partial interest in a proved property as normal retirement. The Company recognizes no gain or loss as long as this treatment does not significantly affect the unit-of-production depletion rate. Jayhawk recognizes a gain or loss for all other sales of producing properties and include the gain or loss in the results of operations.  The Company accounts for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. The Company recognizes a gain or loss for all other sales of non-producing properties and include the gain or loss in the results of operations.

Asset Retirement Obligation - The Company follows ASC topic 410, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost will be included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas property associated with settling the asset retirement obligations will be accrued in the balance sheets, and will be excluded from ceiling test calculations.  The asset retirement obligation will consist of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties (see Note 8).

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 2 – Summary of Significant Accounting Policies (continued)

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

Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment.  In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.  If actual results differ significantly from these estimates, stock-based compensation expense and results of operations could be materially impacted.

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 3 - Trade Accounts Receivable

At December 31, 2010 trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of December 2010 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.  Amounts receivable for December oil and gas deliveries were received in January 2011.

    Amounts receivable for September oil and natural gas deliveries, $6,533 were also received in October 2010. Specifically, trade accounts receivable are detailed as follows:

	December 31, 2010	September 30, 2010
Due for crude oil delivered in December and September 2010	73,938	193,297
Due for natural gas delivered in December and September 2010	6,163	6,533
Due from joint operating agreement working interests	7,620	25,585
TOTAL:	$ 87,721	$ 225,415

Note 4 – Unproved Properties

The total of JayHawk's investment in unproved properties at December 31, 2010 and September 30, 2010 consists of the following capitalized costs respectively:

	December 31, 2010	September 30, 2010
Name
Kansas Uniontown Project	$ 2,494,479	$ 2,494,479
Less: allowance for impairment	(1,474,000)	(1,474,000)
Less: accumulated amortization	(269,087)	(256,487)
Net investment in Uniontown Project	$ 751,392	$ 763,992

Kansas Girard Project	$ 1,652,284	$ 1,652,284
Less: accumulated amortization	(485,346)	(436,916)
Net investment in Girard Project	$ 1,166,938	$ 1,215,368

North Dakota Project	$ 30,850	$ 147,085
Less: accumulated amortization	(18,386)	-
Net investment in North Dakota Project	$ 12,465	$ 147,085

Total Unproved Oil and Gas Properties	$ 1,930,795	$ 2,126,445

As discussed in Note 2, the Company amortizes lease bonuses paid to acquire specific acreage over the life of the lease, generally three years, through the lease expiration date.

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,546,811 at December 31, 2010, and $6,647,808 at September 30, 2010.  These net capitalized costs are comprised of the following; detailed by property:

	December 31, 2010	September 30, 2010
Crosby, North Dakota Properties
Proved Reserves	$ 2,357,753	$ 2,357,753
Field Equipment	1,224,580	1,224,580
Capitalized Drilling Costs	1,952,181	1,929,410
Less Allowance for Impairment	(811,339)	(811,339)
Less Accumulated DD&A	(1,687,886)	(1,608,152)
Net Capitalized Costs	$ 3,035,289	$ 3,092,252

Girard, Kansas Properties
Field Equipment	$ 705,903	$ 705,903
Capitalized Drilling Costs	662,899	662,899
Less Accumulated DD&A	(145,369)	(130,364)
Net Capitalized Costs	$ 1,223,433	$ 1,238,438

JayHawk Gas Transportation
Field Equipment	$ 2,605,871	$ 2,605,871
Less Accumulated DD&A	(317,781)	(288,753)
Net Capitalized Costs	$ 2,288,090	$ 2,317,118

Total Proved Oil and Gas Properties	$ 6,546,811	$ 6,647,808

Ceiling Test – The Company has performed ceiling tests to determine that the carrying amounts in its financial statements do not exceed the net present value of the reserve estimates for the respective properties, of Crosby, North Dakota and Girard, Kansas.  For the Girard properties management determined that the net values reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineers.

Impairment of Crosby Project:  JayHawk periodically reviews and assesses its' proved properties to determine whether or not they have been impaired.  A property is considered impaired if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The impairment loss shall be measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.  Based upon estimates provided by independent reserve engineers, Management has determined an impairment of $811,339 exists on the Crosby property. The impairment allowance was established to approximate the write-down of the impairment loss for the period ending September 30, 2010.

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

 Note 6 – Other Long-Term Assets – Other assets consists of various deposits.  Detail is disclosed in the following table:

	December 31, 2010	September 30, 2010

Rental Security Deposit	$ 1,500	$ 1,500
Bond Deposit - State of Kansas	5,400	5,400
Bond Deposit - State of North Dakota	50,000	50,000
Total	$ 56,900	$ 56,900

Note 7 – Notes Payable due in less than one year

On September 1, 2010 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The initial principal balance of $272,373 is due and payable in six (6) equal payments of $46,729 including interest at a rate of 12% per annum.  The final payment is due February 25, 2011.

Note 8 - Long-term Liabilities

Long-term liabilities at December 31, 2010 are comprised of an asset retirement obligation of $158,801 and convertible debentures of $673,270, net of discounts for the imputed fair value of common stock purchase warrants attached to the debentures and the imputed fair value of the conversion feature of the debentures.  The composition of long-term liabilities existing at December 31, 2010 and September 30, 2010 is reflected in the following table:

	December 31, 2010	September 30, 2010

Asset retirement obligation (Note 9)	$ 158,801	$ 154,928
Investment in Joint Venture Girard	250,000	250,000
Long-term notes (debentures) payable face value	1,631,500	1,497,000
Less: Unamortized discount(s)
Imputed fair value of common stock purchase warrants	(461,976)	(285,887)
Imputed fair value of beneficial conversion feature	(496,254)	(454,967)
Total long-term liabilities	$ 1,082,071	$ 1,161,074

During the year ended September 30, 2010, the Company issued 10% convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter end December 31, 2009.  In April of the third quarter ended June 30, 2010 additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures is 10% per annum.  Interest of $42,394 was expensed and is included in "Other expense" on the Consolidated Statements of Operations for the three months ended December 31, 2010.  Interest accrued at year end of $37,500 is included on the Consolidated Balance Sheets  in "Other payables, interest and taxes accrued".

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

During the second quarter ended March 31, 2010, the holders of the debentures and the common stock purchase warrants associated with the first $900,000 issuance, exercised all 3,000,000 warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6 and January 27.  Warrants attached to the debentures issued in April 2010

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 8 - Long-term Liabilities (continued)

($600,000 face amount) total 2,000,000 and remain to be exercised at the election of the debenture holders at an exercise price of $0.45 per share.

During the quarter ending December 31, 2010, the Company entered into a Securities Purchase Agreement with certain institutional investors wherein the Company agreed to sell and the purchasers agreed to purchase $500,000 of Secured Convertible Debentures (“Debentures”).  The Debentures provide for interest to be paid quarterly, at the rate of 10 percent per annum, and are due two years from the date of this initial closing. The Debentures are secured by a lien on the Company’s assets, including its  properties in North Dakota but not including certain assets of the Company in Kansas.

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

The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets. Interest accrued at December 31, 2010 of $37,820 is included on the Consolidated Balance Sheets  in "Other payables, interest and taxes accrued".

Long term notes (debentures) will mature as follows:

Year ending September 30,
2011	$ -
2012	1,631,500
2013
2014	-
2015	-
$ 1,631,500

In accordance with ASC Topic 470, the Company allocated the proceeds to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of .06%, volatility of 99.3%, exercise price of $0.30, current market values of $0.43 and $0.70 per share and an expected life of 3.5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates $1,500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, the exercise of all purchase warrants associated with the first $600,000 tranche, and the conversion of $368,500 in principal conversion, $511,810 of the discount remains to be amortized over the remaining life of the debentures.  This $511,810 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $238,766 and imputed fair value of the beneficial conversion feature of $273,044.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

The Company also allocated the proceeds associated with the October 26, 2010 debenture financing to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.63%, volatility of 288.24%, exercise price of $0.45, current market values of $0.18 per share and an expected life of 3.5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates $500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, $446,420 of the discount remains to be amortized over the remaining life of the debentures.

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 8 - Long-term Liabilities (continued)

This $446,420 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $223,210 and imputed fair value of the beneficial conversion feature of $223,210.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

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

The Company has identified potential asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 15 years in the future, at an assumed inflation rate of 1.5%.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10%, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for  the year ending September 30, 2011, is computed to be $14,084, respectively.

The ending balance of the asset retirement obligation at December 31, 2010 is $158,801.  The asset retirement obligation is included in the Balance Sheet classification "Long-term Liabilities."  The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2010:

	December 31, 2010	September 30, 2010

Beginning balance	$ 154,928	$ 140,844
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	3,873	14,084
Revision to estimated cash flows	-	-
Totals	$ 158,801	$ 154,928

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 10 - Common Stock (continued)

Three Months Ending December 31, 2010

October 1, 2010 - The Company issued 124,999 shares of  common stock in lieu of paying interest with cash, to holders of  10% convertible debentures described in Note 8.  The interest totaled $37,500 and was converted to shares at a price of $0.30 per common share.

October 20, 2010 - The Company issued 111,000 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $20,000 to 111,000 shares.   These shares were valued at $0.18 per share.

October 21, 2010 - The Company issued 200,000 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $36,000 to 200,000 shares.   These shares were valued at $0.18 per share.

October 25, 2010 - The Company issued 1,125,000 shares of common stock to three of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $202,500  to 1,125,000 shares.   These shares were valued at $0.18 per share.

October 27, 2010 - The Company issued 150,000 shares of common stock to one of the holder of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $27,000 to 150,000 shares.   These shares were valued at $0.18 per share.

November 8, 2010 - The Company issued 55,556 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $10,000 to 55,556 shares.   These shares were valued at $0.18 per share.

November 24, 2010 - The Company issued 55,556 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $10,000 to 55,556 shares.   These shares were valued at $0.18 per share.

November 30, 2010 - The Company issued 55,556 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $10,000 to 55,556 shares.   These shares were valued at $0.18 per share.

December 7, 2010 - The Company issued 283,709 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof described in Note 8, who elected to convert the principal amount of $50,000 to 277,777 shares plus accrued interest of $944 to 5,932 shares.  These shares were valued at $0.18 per share.

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

NOTE 11 - Stock Based Compensation (continued)

The Company recognizes compensation expense using the straight-line method of amortization.  Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

During the year ended September 30, 2010, the Company granted  2,790,000 stock options to employees, contractors, board members and consultants exercisable at a price of $0.20 per share until September 2015.

At December 31, 2010, the Company had 2,790,000 options granted and outstanding.

The following table reflects the summary of stock options outstanding at December 31, 2010 and changes during the three months ended December 31, 2010:

	Number of shares under options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value	Aggregate Intrinsic Value

Balance outstanding, September 30, 2009	-	$ -	$ -	$ -
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	2,790,000	0.20	558,000	438,873
Balance outstanding, September 30, 2010	2,790,000	0.20	558,000	$ 438,873
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, December 31, 2010	2,790,000	$ 0.20	$ 558,000	$ 438,873

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

NOTE 11 - Stock Based Compensation (continued)

A summary of the status of the Company’s nonvested stock options outstanding at December 31, 2010 is presented as follows:

	Number of options	Weighted Average Grant Date Fair Value Per Share	Weighted Average Grant Date Fair Value

Nonvested, September 30, 2009	-	$ -	$ -

Granted	2,790,000	0.20	558,000
Vested	(1,275,000)	0.20	(255,000)
Forfeited	-	-	-

Nonvested, September 30, 2010	1,515,000	0.20	303,000

Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-

Nonvested, December 31, 2010	1,515,000	$ 0.20	$ 303,000

As of December 31, 2010, there was $185,027 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of  1.1  years.  The total fair value of options vested at December 31, 2010 was $303,000.

Note 12 - Share Purchase Warrants

When warrants to purchase common stock at a specified exercise price are sold the proceeds received are allocated between the value of the stock and the value of the warrants.  To make this allocation,  the Black-Scholes option pricing model is utilized.  This is a subjective exercise involving the use of various estimates, including the risk-free interest rate, the option or contract life, and the expected volatility of the underlying security.

In conjunction with the issuance of the $500,000 note payable, described in Note 8, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $9,456 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.067, volatility of 99%, exercise price of $0.28, current market price of $0.45 per share and an expected life of 3.5 years.  The warrants were expensed in the period ending December 31, 2010 and included in "Other expense" on the Consolidated Statement of Operation.

A summary of the Company's share purchase warrants outstanding at December 31, 2010 is presented as follows:

	Broker Warrants	Broker Warrant Exercise Price	Share Purchase Warrants	Warrant Exercise Price

Balance, September 30, 2010	166,000	$ 0.45	2,000,000	$ 0.45

Granted	55,335	$ 0.18	2,777,778	$ 0.18
Exercised	-	-	-	-
Forfeited	-	-	-	-

Balance, December 31, 2010	221,335		4,777,778

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 13 – Loss per Common Share

The Company follows ASC 260, Earnings Per Share which requires the reporting of basic and diluted earnings/loss per share.  We calculate basic loss per share by dividing the net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares, including all potentially dilutive securities during the period.  For the periods ending December 31, 2010 and September 30, 2010 the weighted average number of shares was 50,422,875 and 47,512,481, respectively.  Additionally, all of the outstanding options and warrants have an anti-dilutive effect on the per common share amounts.

Note 14 - Related Party Transactions

On July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of Jayhawk Energy's CEO.  The Company believes this office space and facilities are sufficient to meet the Company's present needs, and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to the Company.  In April 2009, the Company renegotiated the monthly payment to $1,000 per month. Effective October 1, 2010, lease payments returned to the previous amount of $1,500 per month. Accordingly, our commitment to make these lease payments for the fiscal year ending September 30, 2011 is $18,000.

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

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the maximum federal corporate statutory rate of 34%, U.S. state taxes calculated at the statutory rate of 4.15% net of any federal income tax benefit calculated at their combined rates of 19.15% net of any U.S. federal income tax benefits. These rates are the Company's effective tax rates.

At December 31, 2010, the Company have available for federal income tax purposes a net operating loss carry-forward of approximately $6,852,770, expiring at various times from 2025 through 2028 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.  The computation and reconciliation with the operating losses from inception is disclosed in the following table for the fiscal years ending September 30, 2007 through 2010 and the three months ending December 31, 2010:

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 15 - Income Tax (continued)

					3 months ended December 31, 2010
	2007	2008	2009	2010

Net operating loss before taxes:	$ (257,713)	$ (3,128,342)	$ (2,277,632)	$ (5,161,381)	$ (765,499)
Add back temporary differences:
Allowance for impairment	-	1,474,000	-	811,339	-
Excess depreciation and amortization	-	129,106	370,776	-	-
Expenses not deducted currently	-	-	102,804	200,560	53,286
Add back permanent differences:	-	-	-	-	-
Accretion and amortization of note					-
discount	-	-	522,248	759,146	269,628
Other	40,000	4,154	750	-	-
Net operating loss to carry-forward	$ (217,713)	$ (1,521,082)	$ (1,281,054)	$ (3,390,336)	$ (442,585)

Deferred tax assets have been recognized for this net operating loss carry-forward of approximately $578,300 at December 31, 2010.  This has been calculated using effective tax rates of 34%.  We have not recorded a benefit from the net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $578,300 has been provided for the deferred tax assets. The following table reports the carry forward by year and the related deferred tax assets by year from April 5, 2004 (inception) through December 31, 2010:

Tax Year End	NOL Carry-forward	Deferred Tax Asset
September 30, 2006 (from inception)	$ 32,433	$ 11,027
September 30, 2007	185,280	62,995
September 30, 2008	1,521,082	517,168
September 30, 2009	1,281,054	435,558
September 30, 2010	3,390,336	1,152,714
September 30, 2011 (to date)	442,585	150,479
Total available	$ 6,852,770	$ 2,329,942
Less: Valuation Allowance		(2,329,942)
Net Deferred Tax Asset		$ -

The Company analyzed its tax positions taken on it Federal and State tax returns for the open tax years ending September 30, 2007, 2008, 2009 and 2010.  The Company determined that there are no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

At December 31, 2010, the Company has net operating loss carry forwards of approximately $6,850,000, which expire in the years 2023 to 2030.  The change in the allowance account from September 30, 2010 to December 31, 2010 was $150,749.

Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the tax provisions.  Ultimately, the actual tax benefits to be realized will be based on future taxable earnings levels, which are difficult to predict.

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the Company's financial statements.  Through the period ended, no income tax expense has been realized as a result of the Company's operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho.  These filings are subject to a three year statute of limitations.  Our evaluation of income tax positions included the fiscal years ended

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended December 31, 2010

Note 15 - Income Tax (continued)

September 30, 2010, 2009, 2008 and 2007 which could be subject to agency examinations as of December 31, 2010.  No filings are currently under examination.  No adjustments have been made to reduce the Company's estimated income tax benefit at fiscal year end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 15 – Commitments and Contingencies

On July 1, 2008, the Company leased office space for a period of three years for a fixed monthly rental of $1,500. Accordingly, our commitment to make these lease payments for the fiscal year ending September 30, 2011 is $18,000.

Note 16 – Subsequent Events

January 10, 2011 - The Company issued 154,012 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $25,000  plus accrued interest of $2,722  to 154,012 shares.  These shares were all valued at $0.18 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three ended December 31, 2010 and 2009

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2010, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to September 30, 2010.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  One of these wells will be converted to water disposal in order to reduce operating expense.  The second well is being considered for horizontal drilling to test the potential for Bakken reservoir production on the land in which the Company has acquired the Bakken drilling rights.  The second well which the Company is considering would test the Bakken formation.  JayHawk, in its acquisition of leases during 2010, acquired Bakken rights along with the Mississippian rights in section 28-164N-97W at the Crosby property.  Activity in the Bakken has been moving northward from the well developed Bakken fields in Mountrail and McKenzie Counties to the south.  Recent drilling into the Bakken shale  formation and the underlying Three Forks shale have yielded promising production results within 10 miles of the Crosby pool.  The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

Revenues – For the three months ending December 31, 2010 and 2009, revenues, reported as JayHawk's net working interest were $206,038 and $333.869 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2010 and 2009, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2010	2009	2010	2009	2010	2009
Oil Sales (in barrels)	3,011	4,928	$ 62.53	$ 60.98	$ 188,270	$ 300,492
Gas Sales (in thousand cubic feet)	4,915	8,459	$ 3.62	$ 3.95	17,768	33,377
Total Gross Receipts					206,038	333,869
Less:working & royalty interests					(126,573)	(130,185)
Less:severance taxes					(9,154)	(21,981)
Net Revenues to JayHawk					$ 79,465	$ 203,684

Volumes of oil delivered during the three month period ending December 31, 2010 are lower than the same period in 2009 due to production operations being temporarily stopped by weather conditions during the 2010 period.  Field prices (after delivery charges) fluctuated from a low of $56.92 to a high of $69.80 during the three month period ending December 31, 2010.  During the quarter ending December 31, 2009, these same field prices, after delivery charges, fluctuated between a low of $57.52 to a high of $63.46.  Beginning in November of 2009, the gross gas revenue are reduced by a 42.5% interest distributed to our joint venture partner in Girard, Kansas.

Oil Revenues – As commented in Note 2 of the Condensed Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the three month period ending December 31, 2010, JayHawk sold a gross 3,011 Bbls.  This production was sold at average prices of $62.52/Bbl.  During the comparable period ending December 30, 2009 the quarterly sales volumes were 4,928 Bbls.  Average prices received per barrel of crude oil were $60.97 for the three months ending December 31, 2009.

Gas Revenues – During the first quarter ending December 31, 2009,  the Company entered into an agreement whereby 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000.

Prices received for our gas production continue to be volatile.  During the three months ending December 31, 2010,  they have fluctuated between a low of $2.815 per mcf. and a high of $4.35 per mcf.

Production and Operating Expenses – Total operating expenses for the three months ended December 31, 2010 and 2009 were $844,946 and $632,235, respectively.  The expenses are segregated as follows:

					Quarter End December 31, 2009
	Quarter End
	December 31, 2010
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$ 35,692	$ 2,310	$ -	$ 38,002	$ 78,325
Depreciation, depletion and amortization	99,750	107,306	2,997	210,053	291,926
General and administrative expenses	-	-	230,713	230,713	209,781
Other net (income) and expense	-	-	366,196	366,196	52,203
Totals	$ 135,442	$ 109,616	$ 599,907	$ 844,964	$ 632,235

Total production expenses for the North Dakota oil  operations were $35,692 for the three months ended December 31, 2010.  These expenses are approximately 50% less than incurred in the comparative periods ending December 31, 2009.  The Knudsen and Jenks wells  have been taken offline  and will remain offline for the forseeable future during the aforementioned conversion to a water disposal and the contemplated horizontal drill site.  These wells were producing significant unanticipated volumes of water.  Consequently, associated operating expenses on the Knudsen and Jenks wells have been minimized. As well, overall oil volume and associated revenue has decreased from the prior year by a similar percentage.  Also, the comparable three month period during the first quarter 2010, included several weeks of negligible production activities due to unfavorable weather conditions.

Relative to the Company’s Kansas natural gas activities, throughout the three month period ending December 31, 2010, in accordance with the joint operating agreement, the joint venture partner has paid the majority of all costs associated with those operations.  This accounts for the reduction in production costs reflected between the comparable three month period ending December 31, 2010 and 2009.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending December 31, 2010 and 2009 is provided in the following table:

	Three Months Ending	Three Months Ending
	December 31, 2010	December 31, 2009
Compensation and payroll taxes	$ 143,595	$ 77,841
Legal, professional and consulting fees	39,815	101,952
Audit and public company expense	14,760	4,797
Insurance	12,041	3,539
All other corporate general and administrative	20,502	22,031
Total	$ 230,713	$ 210,161

General and administrative expenses incurred for the corporate office and management increased primarily as a result of stock option expense incurred for the period ending December 31, 2010  that was not in effect during the comparable period ending December 31, 2009.

Other net (income) expense – for the three month period ending December 31, 2010 and 2009, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion are more fully discussed in Note 7 to the Condensed Notes to the Financial Statements.

	Three Months Ending	Three Months Ending
	December 31, 2010	December 31, 2009
Net interest and financing costs	$ 43,680	$ 25,759
Debt conversion expense	95,348	-
Debenture discount amortization and expense	174,279	-
All other miscellaneous (income) & expense	52,889	26,444
Total	$ 366,196	$ 52,203

Net interest and financing costs are higher for the three months ending December 31, 2010 compared to the same period ending December 31, 2009 primarily as a result of the Company carrying a larger debt load.  As well, debenture discount amortization and debt conversion expense are directly related to the associated increase in long-term liabilities and conversion of a portion of the debt during the three months ended December 31, 2010, whereas during the comparable three months ending December 31, 2009, the company did not carry a debt load for the majority of the period.

Cash Flows, Liquidity and Capital Resources

As of December 31, 2010 our current assets totaled $312,574 consisting of cash, $221,355, accounts receivable, $87,721, and prepaid expenses, $3,498.  At the same time the Company's current liabilities were $1,266,196.  This working capital shortage impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.

Net cash used by operating activities totaled $312,155 for the three months ending December 31, 2010, compared to $67,614 provided by operating activities for the three month period ending December 31, 2009.  During the three month period end December 31, 2010 accounts payable decreased by $34,172.

Net cash used in investing activities totaled $22,770 during the three months ending December 31, 2010 as compared to $20,380 in the same period ending December 31, 2009.

Cash in the amount of $500,000 was provided by financing activities during the three months ending December 31, 2010.  During the comparable period ending December 31, 2009, $900,000 was provided by financing activities.  Also see Note 8, Long-term Liabilities, in the Condensed Notes to Consolidated Financial Statements.

The net change in cash and cash equivalents is the sum of cash provided by operating and financing activities and used in investing activities, or a net total of $165,075 which is the increase in the Company's cash balance of $56,280 existing at September 30, 2010, to the cash balance at December 31, 2010 of $221,355.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

JayHawk Energy, Inc., a Colorado corporation

Date: February 14, 2011	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director