Form 10-K/A
period 2010-09-30
Jayhawk Energy, Inc.
filed 2011-02-28
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 2 to the Report on Form 10K, SEC File No. 000-53311 is being filed solely for the purpose of including the Comany's Statement of Cash Flows which was inadvertantly omited from the previous filing.

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

“The accompanying notes are an integral part of these consolidated financial statements”

Jayhawk Energy, Inc.
Consolidated Statement of
Stockholders' Equity

	Common Shares	Stock Par Value	Additional Paid-In Capital	Retained Earnings or (Deficit)	Stock Issuance Obligation	Total
Balance at September 30, 2008	42,810,929	$ 42,812	$12,400,784	$ (3,386,055)	$ 47,559	$ 9,105,099
October 31, 2008 issuance for services	25,000	25	16,725			16,750
Janaury 12, 2009 issurance for non						-
renewed leases and services	74,575	74	74,184		(47,559)	26,699
January 12, 2009 issurance for services	51,000	51	20,859			20,910
February 5, 2009 Private placement	1,000,000	1,000	199,000		-	200,000
March 2, 2009 issue obligation					14,555	14,555
April 20, 2009 issue for services	85,400	85	14,470		(14,555)	-
May 20, 2009 issue for services	40,000	40	7,960			8,000
June 4, 2009 issue for services	49,800	50	7,420			7,470
July 31, 2009 issue for services	139,167	139	28,199		-	28,338
July 31, 2009 issue obligation in lieu of
extension fee and interest					136,000	136,000
August 5, 2009 issue for services	203,625	204	40,521		-	40,725
September 3, 2009 issue for services	30,000	30	11,670			11,700
Loss for the year ending September 30, 2009				(2,277,633)		(2,277,633)
Balance at September 30, 2009	44,509,496	$ 44,509	$12,821,792	$ (5,663,688)	$ 136,000	$ 7,338,613
October 2, 2009 issue for services	30,000	30	11,370	-	-	11,400
October 11, 2009 issue for services	30,000	30	8,370	-	-	8,400
November 16, 2009 issue for promissory note extinguishment	544,000	544	135,456	-	(136,000)	-
December 31, 2009 warrant valuation and beneficial conversion of debentures issued	-	-	900,000	-	-	900,000
December 31, 2009 stock warrants issued for payment of services	-	-	54,263		-	54,263
January 8, 2010 cashless exercise of warrants for share issuance	1,398,065	1,398	(1,398)	-	-	-
January 27, 2010 cashless exercise of warrants for share issuance	713,322	713	(713)	-	-	-
February 25, 2010 conversion of note payable	1,600,000	1,600	853,543	-	-	855,143
February 25, 2010 cost of conversion of promissory note	-	-	1,466,978	-	-	1,466,978
April 1, 2010 issue in lieu of interest	21,666	22	16,228	-	-	16,250
April 23, 2010 warrant valuation and beneficial conversion of debentures issued	-	-	600,000	-	-	600,000
May 4, 2010 issue for services	11,000	11	5,159	-	-	5,170
June 28, 2010 conversion of debenture	10,000	10	2,990	-	-	3,000
July 20, 2010 issue in lieu of interest	112,777	113	33,721	-	-	33,833
September 2, 2010 issuance of stock options	-	-	200,560	-	-	200,560
Loss for the year ending September 30, 2009	-	-	-	(5,161,381)	-	(5,161,381)
Balance at September 30, 2009	48,980,326	$ 48,979	$17,108,319	$ (10,825,069)	$ -	$ 6,332,229

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.
Statement of Consolidated Cash Flows

	Year Ended September 30, 2010	Year Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (5,161,381)	$ (2,277,633)
Adjustments to reconcile net loss to net cash used:
by operating activities:
Depreciation, depletion, amortization and impairment	972,160	1,249,259
Provision for impairment of proved reserves	811,339
Accretion in annual asset retirement obligations	14,084	12,804
Amortization of discount on note payable	759,146
Common stock issued for stock issuance costs	161,068
Debt Conversion Expense	1,466,978
Loss on disposition of asset	78,137	-
Common stock issued in lieu of interest	79,222
Common stock issued in consideration for services	50,083	311,147
Stock options expense	200,560	-
(Increase) Decrease in accounts receivable, net	68,092	120,355
(Increase) Decrease in other current assets	(1,800)	13,483
(Increase) Decrease in other long term assets	(1,800)	-
Increase (Decrease) in accounts payable	834,682	(209,030)
Increase in accruals and other current liabilities	75,040	533,561
Net cash used by operating activities	405,610	(246,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	(1,953,743)	(18,600)
Unproved oil and gas property additions	(148,245)	(1,160)
Sale of joint interest in Kansas properties	250,000
Other property additions	-	(11,211)
Net cash used by operating activities	(1,851,988)	(30,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	200,000
Borrowings with note payable	1,500,000	-
Common stock issued for reduction of note payable	(3,000)
Net cash provided by financing activities	1,497,000	200,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	50,622	(77,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,658	82,683

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 56,280	$ 5,658

Supplemental Disclosure of Cash Flows and Non-cash Investing and Financing Activity:
Income taxes paid	$ -	$ -
Interest paid with common stock	$ 50,083	$ 96,000

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