Form 10-Q
period 2011-03-31
Jayhawk Energy, Inc.
filed 2011-05-17
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 12, 2011, there were 55,490,812 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending March 31, 2011

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
March 31, 2010 (Unaudited) and September 30, 2010	3

Consolidated Statements of Operations:
Three and Six Months Ended March 31, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Cash Flows:
Three and Six Months Ended March 31, 2011 and 2010 (Unaudited)	5

Notes to Consolidated Unaudited Financial Statements:
March 31, 2011	6

Item 2. Management Discussion and Analysis	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JayHawk Energy, Inc.

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Six months ended March 31, 2011	Six months ended March 31, 2010
Revenue				
Oil sales	$ 81,365	$ 176,269	$ 150,415	$ 346,575
Gas sales	10,525	18,544	20,940	42,638
Total Gross Revenues	91,890	194,813	171,356	389,213
Costs and Operating Expenses				
Production costs -North Dakota	32,729	80,464	68,421	152,279
Production costs -Kansas	658	9,407	2,968	15,916
Depreciation, depletion, amortization and asset impairment expense	175,063	230,868	385,116	522,795
General and administrative	257,691	225,382	492,443	435,163
Other expense	218,440	1,907,384	584,636	1,959,587
Total Costs and Expenses	684,581	2,453,505	1,533,583	3,085,740
Loss from continuing operations before income tax	(592,691)	(2,258,692)	(1,362,228)	(2,696,527)
Provision for income taxes	-	-	-	-
Deferred tax benefit	-	-	-	-
Net loss from continuing operations	(592,691)	(2,258,692)	(1,362,228)	(2,696,527)
Net loss and total comprehensive loss	$ (592,691)	$ (2,258,692)	$ (1,362,228)	$ (2,696,527)
Basic and diluted loss per share (Note 10)	$ (0.01)	$ (0.05)	$ (0.03)	$ (0.06)
Basic weighted average number shares outstanding	51,278,713	47,428,292	50,846,091	46,112,417

"The accompanying notes are an integral part of these consolidated financial statements"

JayHawk Energy, Inc.
Statements of Consolidated Cash Flows (Unaudited)

	For the six months ended March 31, 2011	For the six months ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES		
Net loss from operations	$ (1,362,228)	$ (2,696,527)
Adjustments to reconcile net loss to net cash used:		
by operating activities:		
Depreciation, depletion, amortization and impairment	377,460	522,795
Accretion in annual asset retirement obligations	7,746	7,042
Amortization of discount on note payable	317,922	457,756
Debt Conversion Expense	101,459	1,466,978
Common stock issued in lieu of interest	37,500	55,143
Common stock issued in consideration for services	9,456	23,400
Stock options expense	106,572	-
(Increase) Decrease in accounts receivable, net	124,314	164,223
(Increase) Decrease in other current assets	(5,157)	(12,820)
(Increase) Decrease in long-term assets	(100)	(1,800)
Increase (Decrease) in accounts payable	(327,930)	1,324,728
Increase (decrease) in accruals and other current liabilities	55,335	(281,857)
Net cash used by operating activities	(557,651)	1,029,061
CASH FLOWS FROM INVESTING ACTIVITIES		
Proved oil and gas property additions	-	(1,358,021)
Unproved oil and gas property additions	47,285	-
Sale of 42.5 percent interest in Girard gas properties		250,000
Other property additions	-	-
Net cash used by operating activities	47,285	(1,108,021)
CASH FLOWS FROM FINANCING ACTIVITIES		
Borrowings with note payable	500,000	900,000
Common stock issued for reduction of note payable	25,000	-
Net cash provided by financing activities	525,000	900,000
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	14,634	821,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56,280	5,658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 70,914	$ 826,698
Supplemental Disclosure of Cash Flows and Non-cash Investing and Financing Activity:		
Income taxes paid	$ -	$ -
Interest paid with common stock	$ 40,222	$ -
Non-cash investing & financing offset adjustment to account payable balance	$ 116,235	$ -

"The accompanying notes are an integral part of these consolidated financial statements"

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.  These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the first quarter of the fiscal year to end September 30, 2011, the quarter ending March 31, 2011, and comparable quarter ended March 31, 2010.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended September 30, 2010 as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Going Concern – As shown in the accompanying financial statements,  the Company has incurred operating losses since inception.  As of March 31, 2011, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs.  Jayhawk  plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives.

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

For the Six Months ended March 31, 2011

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

Impairment of Long-Lived Assets - The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets.  The fair value of  property is primarily evaluated based upon the present value of expected revenues directly associated with those assets.  An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of March 31, 2011.

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

For the Six Months ended March 31, 2011

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 3 - Trade Accounts Receivable

At March 31, 2011 trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of March 2011 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.  Amounts receivable for March oil  deliveries were received in April 2011.  Amounts receivable for March natural gas deliveries, $5,010, were also received in April 2011.  Specifically, trade accounts receivable are detailed as follows:

Note 4 – Unproved Properties

The total of JayHawk's investment in unproved properties at March 31, 2011 and September 30, 2010 consists of the following capitalized costs respectively:

As discussed in Note 2, the Company amortizes lease bonuses paid to acquire specific acreage over the life of the lease, generally three years, through the lease expiration date.

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 5 – Proved and Developed Oil & Gas Properties

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $6,434,430 at March 31, 2011, and $6,647,808 at September 30, 2010.  These net capitalized costs are comprised of the following; detailed by property:

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

For the Six Months ended March 31, 2011

 Note 6 – Other Long-Term Assets – Other assets consists of various deposits.  Detail is disclosed in the following table:

Note 7 – Notes Payable due in less than one year

On September 1, 2010 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The initial principal balance of $272,373 is due and payable in six (6) equal payments of $46,729 including interest at a rate of 12% per annum.  The balance at March 31, 2011 of $140,180 including accrued interest was renegotiated and is due and payable in five (5) equal payments of $28,000 at a rate of 10% per annum.  The final payment of  $3,965 is due September 8, 2011. The note is secured by the Burner, Jenks and Knudsen wells in North Dakota.

On March 10, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $146,905 is due and payable in five (5) equal payments of $29,768 beginning on March 15, 2011 including interest at a rate of 5.25% per annum.  The balance at March 31, 2011 is $117,780.  The final payment  is due July 15, 2011. The note is secured by the Burner, Jenks and Knudsen wells in North Dakota.

Note 8 - Long-term Liabilities

Long-term liabilities at March 31, 2011 are comprised of an asset retirement obligation of $162,674 and convertible debentures of $829,040, net of discounts for the imputed fair value of common stock purchase warrants attached to the debentures and the imputed fair value of the conversion feature of the debentures.  The composition of long-term liabilities existing at March 31, 2011 and September 30, 2010 is reflected in the following table:

During the year ended September 30, 2010, the Company issued 10% convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter end March 31, 2009.  In April of the third quarter ended June 30, 2010 additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures is 10% per annum.  Interest of $42,849 was expensed and is included in "Other expense" on the Consolidated Statements of Operations for the three months ended March 31, 2011.  Interest accrued at quarter end of $77,948 is included on the Consolidated Balance Sheets  in "Other payables, interest and taxes accrued".

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 8 - Long-term Liabilities (continued)

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

Long term notes (debentures) will mature as follows:

In accordance with ASC Topic 470, the Company allocated the proceeds to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of .06%, volatility of 99.3%, exercise price of $0.30, current market values of $0.43 and $0.70 per share and an expected life of 3.5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates $1,500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, the exercise of all purchase warrants associated with the first $600,000 tranche, and the conversion of $393,500 in principal conversion, $391,915 of the discount remains to be amortized over the remaining life of the debentures.  This $391,915 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $191,645 and imputed fair value of the beneficial conversion feature of $200,270.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 8 - Long-term Liabilities (continued)

The Company also allocated the proceeds associated with the October 26, 2010 debenture financing to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.63%, volatility of 288.24%, exercise price of $0.45, current market values of $0.18 per share and an expected life of 3.5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates $500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, $385,545 of the discount remains to be amortized over the remaining life of the debentures.

This $385,545 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $192,772 and imputed fair value of the beneficial conversion feature of $192,773.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

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

The ending balance of the asset retirement obligation at March 31, 2011 is $162,674.  The asset retirement obligation is included in the Balance Sheet classification "Long-term Liabilities."  The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2010:

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

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

Three Months Ending March 31, 2011

January 10, 2011 - The Company issued 154,012 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $25,000  plus accrued interest of $2,722  to 154,012 shares.  These shares were all valued at $0.18 per share.

NOTE 11 - Stock Based Compensation

The Company’s board of directors approved a stock option plan on August 11, 2009.   The purpose of the Plan is to provide employees and consultants of the Corporation and its Subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Corporation and its Subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Corporation, and to facilitate attracting and retaining employees and consultants of exceptional ability.    The total number of shares available for grant under the terms of the Plan is 4,000,000.  The stock option exercise price shall be the fair market value of the share at the date of issuance, but may be changed by the Board of Directors or designee from time to time.  The stock options are non-transferable and shall expire not more than five (5) years from the date of the granting.

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

At March 31, 2011, the Company had 2,790,000 options granted and outstanding.

The following table reflects the summary of stock options outstanding at March 31, 2011 and changes during the Six months ended March 31, 2011:

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Three Months ended March 31, 2011

NOTE 11 - Stock Based Compensation (continued)

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

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2011 is presented as follows:

As of March 31, 2011, there was $131,741 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of  .6  years.  The total fair value of options vested at March 31, 2011 was $295,000.

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 12 - Share Purchase Warrants (continued)

In conjunction with the issuance of the $500,000 note payable, described in Note 8, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $9,456 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.067, volatility of 99%, exercise price of $0.28, current market price of $0.45 per share and an expected life of 3.5 years.  The warrants were expensed in the period ending March 31, 2011 and included in "Other expense" on the Consolidated Statement of Operation.

A summary of the Company's share purchase warrants outstanding at March 31, 2011 is presented as follows:

Note 13 – Loss per Common Share

The Company follows ASC 260, Earnings Per Share which requires the reporting of basic and diluted earnings/loss per share.  We calculate basic loss per share by dividing the net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares, including all potentially dilutive securities during the period.  For the periods ending March 31, 2011 and September 30, 2010 the weighted average number of shares was 50,846,091 and 47,512,481, respectively.  Additionally, all of the outstanding options and warrants have an anti-dilutive effect on the per common share amounts.

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

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 15 - Income Tax (continued)

The Company's provision for income taxes reflects the U.S. federal income taxes calculated at the maximum federal corporate statutory rate of 34%, U.S. state taxes calculated at the statutory rate of 4.15% net of any federal income tax benefit calculated at their combined rates of 19.15% net of any U.S. federal income tax benefits. These rates are the Company's effective tax rates.

At March 31, 2011, the Company have available for federal income tax purposes a net operating loss carry-forward of approximately $7,221,460, expiring at various times from 2025 through 2028 that may be used to offset future taxable income. Therefore, we have provided no provision for income tax.  The computation and reconciliation with the operating losses from inception is disclosed in the following table for the fiscal years ending September 30, 2007 through 2010 and the Six months ending March 31, 2011:

Deferred tax assets have been recognized for this net operating loss carry-forward of approximately $811,275 at March 31, 2011.  This has been calculated using effective tax rates of 34%.  We have not recorded a benefit from the net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $275,834 has been provided for the deferred tax assets. The following table reports the carry forward by year and the related deferred tax assets by year from April 5, 2004 (inception) through March 31, 2011:

The Company analyzed its tax positions taken on it Federal and State tax returns for the open tax years ending September 30, 2007, 2008, 2009 and 2010.  The Company determined that there are no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

At March 31, 2011, the Company has net operating loss carry forwards of approximately $8,117,924, which expire in the years 2023 to 2030.  The change in the allowance account from September 30, 2010 to March 31, 2011 was $275,834.

Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these

JAYHAWK ENERGY, INC.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

For the Six Months ended March 31, 2011

Note 15 - Income Tax (continued)

matters will not be different than that which is reflected in the tax provisions.  Ultimately, the actual tax benefits to be realized will be based on future taxable earnings levels, which are difficult to predict.

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the Company's financial statements.  Through the period ended March 31, 2011, no income tax expense has been realized as a result of the Company's operations and no income tax penalties and interest have been accrued related to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho.  These filings are subject to a three year statute of limitations.  The Company's evaluation of income tax positions included the fiscal years ended September 30, 2010, 2009, 2008 and 2007 which could be subject to agency examinations as of March 31, 2011.  No filings are currently under examination.  No adjustments have been made to reduce the Company's estimated income tax benefit at fiscal year end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

Note 16 – Subsequent Events

April 13, 2011 -  The Company closed on a private placement offering, pursuant to Rule 506 of the Securities Act of 1933, in the amount of $321,000 (the “Offering”).  Under the terms of this Offering, the Company will issue 2,675,000 shares of its common stock at $0.12 per share.  No warrants are associated with this Offering and the shares being issued are restricted and cannot be resold except pursuant to registration or an exemption from registration.  The Company's Chief Executive Officer, purchased $144,000 or 44.9% of the Offering.

April 28, 2011 - The Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $107,230 is due and payable in four (4) equal payments of $21,446 beginning on April 28, 2011 including interest at a rate of 5.25% per annum.   The final payment of $22,869  is due August 28, 2011. The note is secured by the Burner, Jenks and Knudsen wells in North Dakota.

May 12, 2011 - The Company issued 166,667 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $20,000  to 166,667 shares.  These shares were all valued at $0.12 per share.

May 12, 2011 - The Company issued 416,667 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $50,000  to 416,667 shares.  These shares were all valued at $0.12 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2011 and 2010

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

Oil and Gas Properties

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  The Jenks #1 well has been identified as a good candidate for use as a pool water disposal well and will help to reduce operating expense and possibly generate disposal revenue.  The Knudsen #1 well is located on the land in which the Company has Bakken drilling rights.  Potential exists to re-enter the Knudsen well to drill out a horizontal leg into the Bakken formation.  Activity in the Bakken has been moving northward from developed fields in Mountrail and McKenzie Counties to the south.  Recent drilling into the Bakken shale  formation and the underlying Three Forks shale have yielded promising production results within 10 miles of the Crosby pool.  The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

During the three months ended March 31, 2011, the Crosby area experienced record snowfall and severe weather conditions.  This had an adverse effect on oil production and the ability of the Company to deliver inventory to its oil marketer.  The loss of volume was offset somewhat by strengthening per barrel prices in the marketplace.  Production at the North Dakota location was completely shut-in for the month of February and a large portion of the month of March.  During the period, gas production remained stable at JayHawk’s Girard Kansas Coal Bed Methane project.  The area is operated under a Joint Venture Agreement with WHL Midcon LLC wherein WHL continued to assume Jayhawk’s share of operating expenses while it contemplates exercise of its option to acquire a further 42.5% of the Girard project.

Revenues – For the three months ending March 31, 2011 and 2010, oil revenues, reported as JayHawk's net working interest were $81,365 and $176,269 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2011 and 2010, are disclosed in the following table:

Volumes of oil delivered during the three month period ending March 31, 2011 are lower than the same period in 2010 due to production operations being temporarily stopped by weather conditions during the 2011 period with no deliveries recorded for the month of February.   Adverse weather conditions have impacted delivery of oil for February, March and the subsequent month of April. Field prices (after delivery charges) fluctuated from a low of $69.25 to a high of $83.36 during the three month period ending March 31, 2011.

Oil Revenues – As commented in Note 2 of the Condensed Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the three month period ending March 31, 2011, JayHawk sold a gross 2,136 Bbls.  This production was sold at average prices of $75.35/Bbl.  During the comparable period ending March 31, 2010 the quarterly sales volumes were 4,845 Bbls.  Average prices received per barrel of crude oil were $65.59  for the three months ending March 31, 2010 ..

.

Gas Revenues – During the first quarter ending December 31, 2009, the Company entered into an agreement whereby 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000 plus assumption of operating expenses and the incurring of field activity totaling an additional $250,000.

Prices received for our gas production continue to be volatile.  During the three months ending March 31, 2011, they have fluctuated between a low of $2.815 per mcf. and a high of $4.35 per mcf.

Production and Operating Expenses – Total operating expenses for the three months ended March 31, 2011 and 2010 were $684,581 and $2,453,505, respectively.  The expenses are segregated as follows:

Total production expenses for the North Dakota oil  operations were $32,729 for the three months ended March 31, 2011.  These expenses are approximately 0.6% more as a percentage of revenue than incurred in the comparative periods ending March 31, 2010.  Notwithstanding snow removal, operating expenses as a percentage of oil revenue decreased over the prior year. The Knudsen and Jenks wells have been taken offline  and will remain offline for the foreseeable future during the aforementioned conversion to a water disposal and the contemplated horizontal drill site.  These wells were producing significant unanticipated volumes of water.  Consequently, associated operating expenses on the Knudsen and Jenks wells have been minimized. As well, overall oil volume and associated revenue has decreased from the prior year by a similar percentage.  Also, the comparable three month period during the first quarter 2010, included several weeks of negligible production activities due to unfavorable weather conditions.

Relative to the Company’s Kansas natural gas activities, throughout the three month period ending March 31, 2011, in accordance with the joint operating agreement, the joint venture partner has paid the majority of all costs associated with those operations.  This accounts for the reduction in production costs reflected between the comparable three month period ending March 31, 2011 and 2010.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending March 31, 2011 and 2010 is provided in the following table:

General and administrative expenses incurred for the corporate office and management increased primarily as a result of stock option expense incurred for the period ending March 31, 2011 that was not in effect during the comparable period ending March 31, 2010.  All other General and Administrative expenses have decreased over the prior year for the comparable quarter ending March 31 as a result of staff attrition and reduction or deferral of management salaries.

Other net (income) expense – for the three month period ending March 31, 2011 and 2010, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion are more fully discussed in Note 7 to the Condensed Notes to the Financial Statements.

Net interest and financing costs are higher for the three months ending March 31, 2011 compared to the same period ending March 31, 2009 primarily as a result of the Company carrying a larger debt load.  As well, debenture discount amortization and debt conversion expense are directly related to the associated increase in long-term liabilities and conversion of a portion of the debt during the three months ended March 31, 2011, whereas during the comparable three months ending March 31, 2009, the company did not carry a debt load for the majority of the period.. Included in Net Interest and financing costs are $52,981 of expense associated with financing and raising capital.

Cash Flows, Liquidity and Capital Resources

As of March 31, 2011 our current assets totaled $181,882 consisting of cash, $70,914, accounts receivable, $101,101, and prepaid expenses, $9,867.  At the same time the Company's current liabilities were $1,370,909.  This working capital shortage impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Several significant vendors have agreed to extended payment terms, further improving cash flow which should be assisted by improving seasonal weather in North Dakota coupled with increased oil production and strong oil prices.

Net cash used by operating activities totaled $557,651 for the six months ending March 31, 2011, compared to $1,029,061 provided by operating activities for the six month period ending March 31, 2010.  During the three month period end March 31, 2011 accounts payable decreased by $34,172 as $257,960 of trade accounts payable were negotiated to multiple month payment terms as discussed in Note 7 to the Consolidated Financial Statements.

Net cash used in investing activities totaled $47,285 during the six months ending March 31, 2011 as compared to $1,108,021 in the same period ending March 31, 2010.

Cash in the amount of $25,000 was provided by financing activities during the six months ending March 31, 2011 as a result of long term debenture conversion to common shares of the Company's stock.  During the comparable period ending March 31, 2010, $900,000 was provided by financing activities.  Also see Note 8, Long-term Liabilities, in the Condensed Notes to Consolidated Financial Statements.

The net change in cash and cash equivalents is the sum of cash provided by operating and financing activities and used in investing activities, or a net total of $14,634 which is the increase in the Company's cash balance of $56,280 existing at September 30, 2010, to the cash balance at March 31, 2011 of $70,914.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements ..

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of March 31, 2011, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

JayHawk Energy, Inc., a Colorado corporation

Date: May 16, 2011	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director