Form 10-Q/A
period 2011-06-30
Jayhawk Energy, Inc.
filed 2011-09-06
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 12, 2011, there were 57,141,614 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending June 30, 2011

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets:
June 30, 2011 (Unaudited) and September 30, 2010	3

Consolidated Statements of Operations:
Three and Nine Months Ended June 30, 2011 and 2010 (Unaudited)	4

Consolidated Statements of Cash Flows:
Three and Nine Months Ended June 30, 2011 and 2010 (Unaudited)	5

Condensed Notes to Consolidated Unaudited Financial Statements:
June 30, 2011	6

Item 2. Management Discussion and Analysis	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22

Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JayHawk Energy, Inc.
Consolidated Balance Sheets
	June 30, 2011	September 30, 2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 48,872	$ 56,280
Trade accounts receivable, less allowance for doubtful accounts of $nil
and $nil at March 31, 2011 and September 30, 2010, respectively (Note 3)	46,655	225,415
Other current assets	9,592	4,344
Total Current Assets	105,119	286,039

Plant, Property and Equipment
Unproved oil and gas properties, net of allowances for impairment of $1,474,000 and accumulated amortization of $898,971 and $693,403 at June 30, 2011
and September 30, 2010, respectively (Note 4).	1,853,088	2,126,445
Proved and developed oil & gas properties, net allowances for impairment of $811,339 and accumulated DD&A of $2,391,176 and $2,027,269 at June 30, 2011
and September 30, 2010, respectively (Note 5)	5,960,798	6,647,808
Computers, office equipment, furniture and leasehold improvements, net of allowance
for depreciation of $34,288 and $25,296, respectively	10,623	19,616
Net Plant, Property and Equipment	7,824,509	8,793,869

Other Long-Term Assets (Note 6)	107,000	56,900

Total Assets	$ 8,036,628	$ 9,136,808

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$ 388,877	$ 1,101,847
Due to other working and royalty interests	70,521	135,385
Other payables, interest & taxes accrued	133,581	178,358
Note payable in less than one year (Note 7)	168,765	227,914
Total Current Liabilities	761,745	1,643,504
Long Term Liabilities (Note 8)	1,297,188	1,161,074

Total Liabilities	2,058,933	2,804,578

Commitments and Contingencies (Note 15)	-	-
Stockholders' Equity (Deficit)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, no shares issued
and outstanding.	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 55,913,845 shares issued and outstanding at June 30, 2011 and 48,980,326 shares issued
and outstanding at September 30, 2010 (Note 9)	56,237	48,980
Additional paid-in capital	18,777,051	17,108,319
Accumulated deficit	(12,855,593)	(10,825,069)
Total Stockholders' Equity	5,977,695	6,332,230

Total Liabilities and Stockholders' Equity	$ 8,036,628	$ 9,136,808

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.
Consolidated Statements of Operations (Unaudited)
	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Oil sales	$ 45,379	$ 145,786	$ 195,794	$ 908,993
Gas sales	7,353	13,837	28,294	56,504
Total Gross Revenues	52,732	159,623	224,087	965,497

Costs and Operating Expenses
Production costs-North Dakota	19,843	84,387	88,264	199,150
Production costs-Kansas	3,348	7,472	6,315	23,417
Depreciation, depletion, amortization and asset impairment expense	201,097	217,396	578,467	740,191
General and administrative	183,314	286,225	675,757	721,388
Other expense	313,426	219,125	905,809	2,178,711
Total Costs and Expenses	721,028	814,605	2,254,612	3,862,857

Loss from continuing operations before income tax	(668,296)	(654,982)	(2,030,524)	(2,897,360)

Provision for income taxes	-	-	-	-
Deferred tax benefit	-	-	-	-

Net loss from continuing operations	(668,296)	(654,982)	(2,030,524)	(2,897,360)

Net loss and total comprehensive loss	$ (668,296)	$ (654,982)	$ (2,030,524)	$ (2,897,360)

Basic and diluted loss per share (Note 10)	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.06)

Basic and diluted weighted average number shares outstanding	54,712,328	48,853,421	52,134,837	47,026,085

“The accompanying notes are an integral part of these consolidated financial statements”

JayHawk Energy, Inc.
Statements of Consolidated Cash Flows (Unaudited)

	For the nine months ended June 30, 2011	For the nine months ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$ (2,030,524)	$ (3,351,509)
Adjustments to reconcile net loss to net cash used:
by operating activities:
Depreciation, depletion, amortization and impairment	578,467	740,190
Accretion in annual asset retirement obligations	11,619	10,563
Amortization of discount on note payable and debt conversion expense	606,476	2,062,911
Common stock issued in lieu of interest	78,712	71,393
Common stock issued in consideration for services	35,667	28,570
Loss of sale of assets	102,875	-
Stock options expense	159,858	-
Non-cash loss on write-off of Girard, Kansas assets	-	78,137
(Increase) Decrease in accounts receivable, net	178,760	203,014
(Increase) Decrease in other current assets	(5,248)	(4,335)
(Increase) Decrease in long-term assets	(50,100)	(1,800)
Increase (Decrease) in accounts payable	(582,884)	1,351,504
Increase (decrease) in accruals and other current liabilities	(33,641)	(224,044)
Net cash used by operating activities	(949,963)	964,594

CASH FLOWS FROM INVESTING ACTIVITIES
Proved oil and gas property additions	-	(1,898,435)
Unproved oil and gas property additions	(48,445)	-
Sale of 42.5 percent interest in Girard gas properties		250,000
Proceeds from sale of assets	170,000	-
Net cash used by operating activities	121,555	(1,648,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings with note payable	500,000	1,500,000
Proceeds from sale of common stock	321,000	-
Net cash provided by financing activities	821,000	1,500,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,408)	816,159

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56,280	5,658

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 48,872	$ 821,817

Supplemental Disclosure of Cash Flows and Non-cash Investing and Financing Activity:
Income taxes paid	$ -	$ -
Interest paid with common stock	37,500	6,250
Accrued payables paid with common stock	38,500	-
Common stock issued for reduction of note payable	533,500	-
Non-cash investing & financing offset adjustment to account payable balance	189,234	-

“The accompanying notes are an integral part of these consolidated financial statements”

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations – JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the second quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three main properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called Jayhawk Gas Transportation Company.  This is the basis for which financial statements are consolidated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - These consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and do not include all of the information and disclosures required by accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements.  These consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods reported.  All such adjustments are of a normal recurring nature unless disclosed otherwise.  JayHawk reports on operations using a fiscal year end of September 30.  This report on Form 10-Q is for the third quarter of the fiscal year to end September 30, 2011, the quarter ending June 30, 2011, and comparable quarter ended June 30, 2010.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company’s Form 10-K for the year ended September 30, 2010 as filed with the SEC.  Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Going Concern – As shown in the accompanying financial statements,  the Company has incurred operating losses since inception.  As of June 30, 2011, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable mineral properties and generate revenue from current and planned business operations, and control costs.  JayHawk  plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore doubt about its ability to continue as a going concern exists.

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

Revenue and Cost Recognition - The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on JayHawk's  individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets - The Company evaluates its long-term assets annually for impairment or when circumstances or events occur that may impact the fair value of the assets.  The fair value of  property is primarily evaluated based upon the present value of expected revenues directly associated with those assets.  An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value. Management believes that there have not been any circumstances that have warranted the recognition of losses due to the impairment of long-lived assets as of June 30, 2011.

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

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock Options Granted to Employees and Non-employees - The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  For employees, directors and officers, the fair value of the awards are expensed over the vesting period.  The current vesting period for all options ranges from twelve to thirty-six months.

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

NOTE 3 - TRADE ACCOUNTS RECEIVABLE

At June 30, 2011 trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of June 2011 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.  Amounts receivable for June oil deliveries of $35,475 were received in July 2011.  Amounts receivable for June natural gas deliveries, $3,560 were also received in July 2011.  Specifically, trade accounts receivable are detailed as follows:

	June 30, 2011	September 30, 2010
Due for crude oil delivered in June 2011 and September 2010	$ 35,475	$ 193,297
Due for natural gas delivered in June 2011 and September 2010	3,560	6,533
Due from joint operating agreement working interests	7,620	25,585
TOTAL:	$ 46,655	$ 225,415

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 4 - UNPROVED PROPERTIES

The total of JayHawk's investment in unproved properties at June 30, 2011 and September 30, 2010 consists of the following capitalized costs respectively:

Name	June 30, 2011	September 30, 2010

Kansas Uniontown Project	$ 2,494,479	$ 2,494,479
Less: allowance for impairment	(1,474,000)	(1,474,000)
Less: accumulated amortization	(293,375)	(256,487)
Net investment in Uniontown Project	727,105	763,992

Kansas Girard Project	1,653,444	1,652,284
Less: accumulated amortization	(582,206)	(436,916)
Net investment in Girard Project	1,071,238	1,215,368

North Dakota Project	78,135	147,085
Less: accumulated amortization	(23,390)	-
Net investment in North Dakota Project	54,745	147,085

Total Unproved Oil and Gas Properties	$ 1,853,088	$ 2,126,445

As discussed in Note 2, the Company amortizes lease bonuses paid to acquire specific acreage over the life of the lease, generally three years, through the lease expiration date.

NOTE 5 - PROVED AND DEVELOPED OIL & GAS PROPERTIES

The capitalized cost, net of depreciation, depletion and amortization (DD&A) of the proved oil and gas properties was $5,960,798 at June 30, 2011, and $6,647,808 at September 30, 2010.  These net capitalized costs are comprised of the following; detailed by property:

	June 30, 2011	September 30, 2010
Crosby, North Dakota Properties
Proved Reserves	$ 2,357,753	$ 2,357,753
Field Equipment	1,200,247	1,224,580
Capitalized Drilling Costs	1,630,640	1,929,410
Less Allowance for Impairment	(811,339)	(811,339)
Less Accumulated DD&A	(1,839,959)	(1,608,152)
Net Capitalized Costs	2,537,342	3,092,252

Girard, Kansas Properties
Field Equipment	705,903	705,903
Capitalized Drilling Costs	662,899	662,899
Less Accumulated DD&A	(175,379)	(130,364)
Net Capitalized Costs	1,193,422	1,238,438

JayHawk Gas Transportation
Field Equipment	2,605,871	2,605,871
Less Accumulated DD&A	(375,837)	(288,753)
Net Capitalized Costs	2,230,034	2,317,118

Total Proved Oil and Gas Properties	$ 5,960,798	$ 6,647,808

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 5 - PROVED AND DEVELOPED OIL & GAS PROPERTIES (CONTINUED)

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

Impairment of Crosby Project:  JayHawk periodically reviews and assesses its proved properties to determine whether or not they have been impaired.  A property is considered impaired if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.  The carrying amount of a long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  The impairment loss shall be measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.  Based upon estimates provided by independent reserve engineers, Management has determined an impairment of $811,339 exists on the Crosby property. The impairment allowance was established to approximate the write-down of the impairment loss for the period ending September 30, 2010.

 Note 6 – Other Long-Term Assets – Other assets consists of various deposits.  Detail is disclosed in the following table:

	June 30, 2011	September 30, 2010

Rental Security Deposit	$ 1,500	$ 1,500
Bond Deposit - State of Kansas	5,500	5,400
Bond Deposit - State of North Dakota	100,000	50,000
Total	$ 107,000	$ 56,900

NOTE 7 - NOTES PAYABLE IN LESS THAN ONE YEAR

On September 1, 2010 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The initial principal balance of $272,373 is due and payable in six (6) equal payments of $46,729 including interest at a rate of 12% per annum.  The balance at June 30, 2011 of $59,012 including accrued interest was renegotiated and is due and payable in five (5) equal payments of $28,000 at a rate of 10% per annum.  The final payment of  $3,965 is due September 8, 2011. The note is secured by the Burner, Jenks and Knudsen wells in North Dakota.

On March 10, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $146,905 is due and payable in five (5) equal payments of $29,768 beginning on March 15, 2011 including interest at a rate of 5.25% per annum.  The balance at June 30, 2011 is $117,780.  The final payment  is due July 15, 2011. The note is secured by the Burner, Jenks and Knudsen wells in North Dakota.

On April 28, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $107,230 is due and payable in four (4) equal payments of $21,446 beginning on April 28, 2011 including interest at a rate of 5.25% per annum.   The final payment of $22,869  is due August 28, 2011. The note is secured by the Burner, Jenks and Knudsen wells in North Dakota.

NOTE 8 - LONG-TERM LIABILITIES

Long-term liabilities at June 30, 2011 are comprised of an asset retirement obligation of $166,548 and convertible debentures of $880,640, net of discounts for the imputed fair value of common stock purchase warrants attached to the debentures and the imputed fair value of the conversion feature of the debentures.  The composition of long-term liabilities existing at June 30, 2011 and September 30, 2010 is reflected in the following table:

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 8 - LONG-TERM LIABILITIES (CONTINUED)

	June 30, 2011	September 30, 2010

Asset retirement obligation	$ 166,548	$ 154,928
Investment in Joint Venture Girard	250,000	250,000
Long-term notes (debentures) payable face value	1,466,500	1,497,000
Less: Unamortized discount(s)
Imputed fair value of common stock purchase warrants	(306,858)	(285,887)
Imputed fair value of beneficial conversion feature	(279,001)	(454,967)
Total long-term liabilities	$ 1,297,188	$ 1,161,074

During the year ended September 30, 2010, the Company issued 10% convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter end December 31, 2009.  In April 2010, additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures is 10% per annum.  Interest of $38,251 was expensed and is included in "Other expense" on the Consolidated Statements of Operations for the three months and nine ended June 30, 2011.  Interest accrued at quarter end of $38,251 is included on the Consolidated Balance Sheets  in "Other payables, interest and taxes accrued".

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.12 per share or an aggregate of 8,054,167 shares.  Additionally, the attached common share purchase warrants, expire 42 months from the original issue date and permit the holders two exercisable options.  The warrant were exercisable by purchase of the Company’s common stock for cash at an exercise price of $0.45, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

During the second quarter ended June 30, 2010, the holders of the debentures and the common stock purchase warrants associated with the first $900,000 issuance, exercised all 3,000,000 warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6 and January 27.  Warrants attached to the debentures issued in April 2010  ($600,000 face amount) total 2,000,000 and remain to be exercised at the election of the debenture holders at an exercise price of $0.12 per share.

During the quarter ending December 31, 2010, the Company entered into a Securities Purchase Agreement with certain institutional investors wherein the Company agreed to sell and the purchasers agreed to purchase $500,000 of Secured Convertible Debentures

 (“Debentures”).  The Debentures provide for interest to be paid quarterly, at the rate of 10% per annum, and are due two years from the date of this initial closing. The Debentures are secured by a lien on the Company’s assets, including its properties in North Dakota but not including certain assets of the Company in Kansas.

The Debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by a conversion price of $0.12 per share, or an aggregate of 4,166,667 shares.  In addition to the Debentures the purchasers were issued an aggregate of 1,805,556 common share purchase warrants, each having a term of 42 months, expiring April of 2014, and giving the purchasers the right to purchase JayHawk’s common shares at an exercise price of $0.45 per share. The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 8 - LONG-TERM LIABILITIES (CONTINUED)

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

Based upon the respective fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, the exercise of all purchase warrants associated with the first $600,000 tranche, and the conversion of $533,500 in principal conversion, $391,915 of the discount remains to be amortized over the remaining life of the debentures.  This $391,915 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $191,645 and imputed fair value of the beneficial conversion feature of $200,270.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

The Company also allocated the proceeds associated with the October 26, 2010 debenture financing to detachable warrants and convertible instruments based upon their relative fair values of the debt instrument without the warrants and the warrants themselves at the time of issuance.  The fair value of the warrants was determined following the guidance of ASC Topic 718; using the Black-Scholes option model (using a risk free interest rate of 2.63%, volatility of 288.24%, exercise price of $0.45, current market values of $0.18 per share and an expected life of 3.5 years) with the value allocated to the warrants reflected in Stockholders’ Equity and a debt discount.  Based upon the respective fair values as of the original agreement dates $487,004 was allocated to discounts associated with the common stock purchase warrants and the beneficial conversion features.  Giving effect to the monthly amortization of the discount, $324,669 of the discount remains to be amortized over the remaining life of the debentures.  This $324,669 consists of the remaining unamortized imputed fair value of the common stock purchase warrants of $162,335 and imputed fair value of the beneficial conversion feature of $162,334.  These amounts are and will continue to be amortized over the remaining life of the underlying convertible debentures.

Long term notes (debentures) will mature as follows:

Year ending September 30,
2011	$ -
2012	1,466,500
2013	-
2014	-
2015	-
$ 1,466,500

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

The Company has identified potential asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 9 - ASSET RETIREMENT OBLIGATION (CONTINUED)

Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, an assumed inflation rate of 1.5%.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10%, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for  the year ending September 30, 2011, is computed to be $15,493.

The ending balance of the asset retirement obligation at June 30, 2011 is $166,548.  The asset retirement obligation is included in the Balance Sheet classification "Long-term Liabilities."  The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2010:

	June 30, 2011	September 30, 2010

Beginning balance	$ 154,928	$ 140,844
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	11,620	14,084
Revision to estimated cash flows	-	-
Totals	$ 166,548	$ 154,928

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

Three Months Ending June 30, 2011

April 13, 2011 -  The Company closed on a private placement offering, pursuant to Rule 506 of the Securities Act of 1933, in the amount of $321,000 (the “Offering”).  Under the terms of this Offering, the Company issued 2,675,000 shares of its common stock at $0.12 per share.  No warrants are associated with this Offering and the shares being issued are restricted and cannot be resold except pursuant to registration or an exemption from registration.  The Company's Chief Executive Officer, purchased $144,000 or 44.9% of the Offering.

April 13, 2011 - The Company issued 649,564 shares of  common stock in lieu of paying interest with cash, to holders of  10% convertible debentures described in Note 8.  The interest totaled $77,948 and was converted to shares at a price of $0.12 per common share.

May 3, 2011 - The Company issued 166,667 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $20,000  to 166,667 shares.  These shares were all valued at $0.12 per share.

May 6, 2011 - 120,422 shares of common stock were issued to a member of the Board of Directors in lieu of cash payment for services provided.  These shares were valued at $0.1246 per share; with the fair value of the aggregate issuance approximating the value of the services rendered of $15,000.

May 12, 2011 - The Company issued 416,667 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $50,000  to 416,667

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 10 - COMMON STOCK (CONTINUED)

shares.  These shares were all valued at $0.12 per share.

May 25, 2011 - The Company issued 423,034 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $50,000 plus accrued interest of $764  to 423,034 shares.  These shares were all valued at $0.12 per share.

May 31, 2011 - The Company issued 166,667 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $20,000  to 166,667 shares.  These shares were all valued at $0.12 per share.

June 30, 2011 - The Company issued 323,132 shares of common stock to the Board of Directors in lieu of cash payment for services provided.  These shares were valued at $.1246; with the fair value of the aggregate issuance of $40,250 approximating the value of the services provided.

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

At June 30, 2011, the Company had 2,790,000 options granted and outstanding.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option volatility within the Black-Scholes model.  The expected term of options granted represents the period of time that options granted are expected to be outstanding, based upon past experience and future estimates and includes data from the Plan.  The risk-free rate for periods within the expected term of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.  The Company currently does not foresee the payment of dividends in the near term. Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock options

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 11 - STOCK BASED COMPENSATION (CONTINUED)

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The assumptions used to calculate the fair value are as follows:

Year Ended September 30, 2010

Dividend yield	-
Expecteed volatility	99.30%
Risk free interest rate	1.43%
Expected life (years)	5 years

A summary of the status of the Company’s nonvested stock options outstanding at June 30, 2011 is presented as follows:

	Number of shares under options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value	Aggregate Intrinsic Value

Balance outstanding, September 30, 2009	-	$ -	$ -	$ -
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	2,790,000	0.20	558,000	438,873
Balance outstanding, September 30, 2010	2,790,000	0.20	558,000	$ 438,873
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2011	2,790,000	$ 0.20	$ 558,000	$ 438,873

As of June 30, 2011, there was $78,455 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of  .6  years.  The total fair value of options vested at June 30, 2011 was $206,852.

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

In conjunction with the issuance of the $500,000 note payable, described in Note 8, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $9,456 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.067, volatility of 99%, exercise price of $0.28, current market price of $0.45 per share and an expected life of 3.5 years.  The warrants were expensed in the period ending June 30, 2011 and included in "Other expense" on the Consolidated Statement of Operation.

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 12 - SHARE PURCHASE WARRANTS (CONTINUED)

A summary of the Company's share purchase warrants outstanding at June 30, 2011 is presented as follows:

	Broker Warrants	Broker Warrant Exercise Price	Share Purchase Warrants	Warrant Exercise Price

Balance, September 30, 2010	166,000	$ 0.45	2,000,000	$ 0.45

Granted	55,335	$ 0.18	2,777,778	$ 0.18
Exercised	-		-
Forfeited	-		-

Balance, June 30, 2011	221,335		4,777,778

NOTE 13 - LOSS PER COMMON SHARE

The Company follows ASC 260, Earnings Per Share which requires the reporting of basic and diluted earnings/loss per share.  We calculate basic loss per share by dividing the net loss by the weighted average number of outstanding common shares during the period.  We calculate diluted loss per share by dividing net loss by the weighted average number of outstanding common shares, including all potentially dilutive securities during the period.  For the periods ending June 30, 2011 and September 30, 2010 the weighted average number of shares was 52,134,837 and 47,512,481, respectively.  Additionally, all of the outstanding options and warrants have an anti-dilutive effect on the per common share amounts.

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

At June 30, 2011, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $7,626,500, expiring at various times from 2025 through 2028 that may be used to offset future taxable income. Therefore, the Company has provided no provision for income tax.  The computation and reconciliation with the operating losses from inception is

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 15 - INCOME TAX (CONTINUED)

disclosed in the following table for the fiscal years ending September 30, 2007 through 2010 and the nine months ending June 30, 2011:

					Nine months ended June 30, 2011
	2007	2008	2009	2010		Cumulative

Net operating loss before taxes:	$ (257,713)	$ (3,128,342)	$ (2,277,632)	$ (5,161,381)	$ (2,030,524)	$ (12,855,592)
Add back temporary differences:
Allowance for impairment	-	1,474,000	-	811,339	-	2,285,339
Excess depreciation and amortization	-	129,106	370,776	-	-	499,882
Expenses not deducted currently	-	-	102,804	200,560	159,858	463,222
Add back permanent differences:	-	-	-	-	-	-
Accretion and amortization of note					-	-
discount	-	-	522,248	759,146	635,982	1,917,376
Other	40,000	4,154	750	-	-	44,904
Net operating loss to carry-forward	$ (217,713)	$ (1,521,082)	$ (1,281,054)	$ (3,390,336)	$ (1,234,685)	$ (7,644,870)

Deferred tax assets have been recognized for this net operating loss carry-forward of approximately $1,210,000 at June 30, 2011.  This has been calculated using effective tax rates of 34%.  We have not recorded a benefit from the net operating loss carryforward because realization of the benefit is uncertain and, therefore, a valuation allowance of $2,593,010 has been provided for the deferred tax assets. The following table reports the carry forward by year and the related deferred tax assets by year from April 5, 2004 (inception) through June 30, 2011:

Tax Year End	NOL Carry-forward	Deferred Tax Asset
September 30, 2006 (from inception)	$ 32,433	$ 11,027
September 30, 2007	185,280	62,995
September 30, 2008	1,521,082	517,168
September 30, 2009	1,281,054	435,558
September 30, 2010	3,390,336	1,152,714
September 30, 2011 (to date)	1,234,685	419,793
Total available	$ 7,644,870	$ 2,599,256
Less: Valuation Allowance		(2,599,256)
Net Deferred Tax Asset		$ -

The Company analyzed its tax positions taken on it Federal and State tax returns for the open tax years ending September 30, 2007, 2008, 2009 and 2010.  The Company determined that there are no uncertain tax positions and that the Company should prevail upon examination by the taxing authorities.

At June 30, 2011, the Company has net operating loss carry forwards of $7,626,500, which expire in the years 2026 to 2031.  The change in the allowance account from September 30, 2010 to June 30, 2011 was $413,547.

Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the tax provisions.  Ultimately, the actual tax benefits to be realized will be based on future taxable earnings levels, which are difficult to predict.

The Company may be assessed penalties and interest related to the underpayment of income taxes.  Such assessments would be treated as a provision of income tax expense on the Company's financial statements.  Through the period ended June 30, 2011, no income tax expense has been realized as a result of the Company's operations and no income tax penalties and interest have been accrued related

JAYHAWK ENERGY, INC.

Condensed Notes to the Consolidated Financial Statements

(Unaudited)

For the Nine Months ended June 30, 2011

NOTE 15 - INCOME TAX (CONTINUED)

to uncertain tax positions.  The Company files income tax returns in the U.S. federal jurisdiction and in the State of Idaho.  These filings are subject to a three year statute of limitations.  The Company's evaluation of income tax positions included the fiscal years ended September 30, 2010, 2009, 2008 and 2007 which could be subject to agency examinations as of June 30, 2011.  No filings are currently under examination.  No adjustments have been made to reduce the Company's estimated income tax benefit at fiscal year end.  Any valuations relating to these income tax provisions will comply with U.S. generally accepted accounting principles.

NOTE 16 - SUBSEQUENT EVENTS

July 8, 2011 - The Company issued 404,637 shares of  common stock in lieu of paying interest with cash, to holders of  10% convertible debentures described in Note 8.  The interest totaled $38,251 and was converted to 404,637 shares at a price of $0.0945 per common share.

August 5, 2011 - The Company issued 500,000 shares of common stock to one of the holder’s of a 10% convertible debentures, in agreement with the terms thereof referenced above in Note 8, who elected to convert the principal amount of $60,000 to 500,000 shares.  These shares were all valued at $0.12 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2011 and 2010

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

During the three months ended June 30, 2011, the Crosby area experienced record rainfall, flooding and severe weather conditions.  This had an adverse effect on oil production and the ability of the Company to deliver inventory to its oil marketer.  The loss of volume was offset somewhat by strengthening per barrel prices in the marketplace.  During the period, gas production remained stable at JayHawk’s Girard Kansas Coal Bed Methane project.  The area is operated under a Joint Venture Agreement with WHL Midcon LLC wherein WHL continued to assume JayHawk’s share of operating expenses while it contemplates exercise of its option to acquire a further 42.5% of the Girard project.

Revenues – For the three months ending June 30, 2011 and 2010, oil revenues reported as JayHawk's net working interest were $52,732 and $159,623 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2011 and 2010, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2011	2010	2011	2010	2011	2010
Oil Sales (in barrels)	1,013	4,528	$ 90.11	$ 64.20	$ 91,280	$ 290,695
Gas Sales (in thousand cubic feet)	2,923	7,973	$ 3.69	$ 4.33	12,437	22,333
Total Gross Receipts					103,717	313,028
Less:working & royalty interests					(46,327)	(139,187)
Less:severance taxes					(4,658)	(14,218)
Net Revenues to JayHawk					$ 52,732	$ 159,623

Volumes of oil delivered during the three month period ending June 30, 2011 are considerably lower than the same period in 2010 due to production operations being adversely impacted by weather conditions during the 2011 period.  Flooding and ongoing rain showers limited oil deliveries due to road closures resulting from weight load restrictions mandated by state and local governments. The irregular unseasonable rains and subsequent effect on roads in the area surrounding JayHawk's oil production wells continue to impact production but management believes normal operations will resume during the quarter ending September 30, 2011.

Oil Revenues – As commented in Note 2 of the Condensed Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the three month period ending June 30, 2011, JayHawk sold a gross 1,013 Bbls.  Field prices (after delivery charges) fluctuated from a low of $83.80 to a high of $97.45 during the three month period ending June 30, 2011  This production was sold at average prices of $90.11/Bbl.  During the comparable period ending June 30, 2010 the quarterly sales volumes were 4,528 Bbls.  Average prices received per barrel of crude oil were $64.20  for the three months ending June 30, 2010.

Gas Revenues – During the first quarter ending December 31, 2009, the Company entered into an agreement whereby 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000 plus assumption of operating expenses and the incurring of field activity totaling an additional $250,000.

Prices received for our gas production continue to be volatile.  During the three months ending June 30, 2011, they have fluctuated between a low of $3.98 per mcf. and a high of $4.83 per mcf.

Production and Operating Expenses – Total operating expenses for the three months ended June 30, 2011 and 2010 were $721,028 and $814,605, respectively.  The expenses are segregated as follows:

					Quarter End June 30, 2010
	Quarter End
	June 30, 2011
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$ 19,843	$ 3,348	$ -	$ 23,191	$ 91,859
Depreciation, depletion and amortization	93,493	104,607	2,997	201,097	217,396
General and administrative expenses	-	-	183,314	183,314	286,225
Other net (income) and expense	104,505	2,250	206,670	313,426	219,125
Totals	$ 217,841	$ 110,205	$ 392,982	$ 721,028	$ 814,605

Total production expenses for the North Dakota oil operations were $23,191 for the three months ended June 30, 2011.  These expenses are 4.4% less as a percentage of revenue than incurred in the comparative periods ending June 30, 2010.  Other expense increased over the comparable period due to a loss of $102,514 on the sale of equipment no longer utilized in production and sold as surplus to generate cash flow.  All other expenses decreased over the prior year as a result of ongoing cost-cutting initiatives.

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

Relative to the Company’s Kansas natural gas activities, throughout the three month period ending June 30, 2011, in accordance with the joint operating agreement, the joint venture partner has paid the majority of all costs associated with those operations.  This accounts for the reduction in production costs reflected between the comparable three month period ending June 30, 2011 and 2010.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending June 30, 2011 and 2010 is provided in the following table:

	Period End June 30, 2011		Period End June 30, 2010
	Three Months	Six Months	Three Months	Six Months

Compensation and payroll taxes	$ 57,541	$ 222,388	$ 104,680	$ 203,637
Salary deferral and stock option expense	53,286	222,858	65,697	133,490
Legal, professional and consulting fees	26,102	72,124	52,521	-
Audit and public company expense	24,744	85,467	27,160	53,961
Office and other corporate general and administrative	21,641	72,920	18,505	44,075
Total	$ 183,314	$ 675,757	$ 268,563	$ 435,163

Management has taken appropriate and necessary actions to reduce general and administrative expenses and will continue to seek further cost reductions.  Total general and administrative expense has decreased $85,249 (31.7%) during the three month period ending June 30, 2011 compared to the prior year. Overall expenses have decreased over the prior year for the comparable quarter ending June 30 as a result of staff attrition and reduction or deferral of management salaries.

For the six months ending June 30, 2011, general and administrative expenses incurred for the corporate office and management increased primarily as a result of stock option expense of $159,858 incurred which was not in effect during the comparable period ending June 30, 2010.

Other net (income) expense – for the three month period ending June 30, 2011 and 2010, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion are more fully discussed in Note 7 to the Condensed Notes to the Financial Statements.

	Period End June 30, 2011		Period End June 30, 2010
	Three Months	Nine months	Three Months	Nine months

Net interest and financing costs	$ 69,347	$ 210,685	$ 34,468	$ 97,831
Debt conversion expense	-	-	-	1,466,978
Debenture discount amortization and expense	-	-	138,178	595,934
Loss of sale of equipment	102,875	102,875
Accretion of convertible note payable	191,600	635,982	-	-
Accretion of asset retirement obligation	3,873	11,620	3,521	10,563
All other miscellaneous (income) & expense	(54,270)	(55,352)	42,958	7,405
Total	$ 313,426	$ 905,809	$ 219,125	$ 2,178,711

Net interest and financing costs are higher for the three months ending June 30, 2011 compared to the same period ending June 30, 2010 primarily as a result of the Company carrying a larger debt load.  Debenture discount amortization and debt conversion expense are directly related to the associated increase in long-term liabilities and conversion of a portion of the debt during the three months ended June 30, 2011, whereas during the comparable three months ending June 30, 2010, the company did not carry a debt load for the majority of the period.  The Company also sold underutilized equipment at a loss of $102,875 in order to bolster cash flow and satisfy current obligations.

Cash Flows, Liquidity and Capital Resources

As of June 30, 2011 current assets totaled $105,119 consisting of cash, $48,872, accounts receivable, $46,655, and prepaid expenses, $9,592.  At the same time the Company's current liabilities were $761,745  This working capital shortage impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Several significant vendors have agreed to extended payment terms, further improving cash flow which should be assisted by improving seasonal weather in North Dakota coupled with increased oil production and strong oil prices.

Net cash used by operating activities totaled $949,963 for the nine months ending June 30, 2011, compared to $964,594 provided by operating activities for the nine month period ending June 30, 2010.  During the nine month period end June 30, 2011 accounts payable decreased by $582,884 as emphasis on reducing expenses and several significant trade vendors were negotiated to multiple month payment terms as discussed in Note 7 to the Consolidated Financial Statements.

Net cash provided by investing activities totaled $121,555 during the nine months ending June 30, 2011 as compared use of  $1,148,435 in the same period ending June 30, 2010.

Cash in the amount of $321,000 was provided by financing activities during the nine months ending June 30, 2011 as a result of proceeds from the sale of common stock, included purchase of $144,000 of common shares by the Company’s Chief Executive Officer.  During the comparable period ending June 30, 2010, $1,500,000 was provided by financing activities.  Also see Note 8, Long-term Liabilities, in the Condensed Notes to Consolidated Financial Statements.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net total of $7,408 which is the decrease in the Company's cash balance of $56,280 existing at September 30, 2010, to the cash balance at June 30, 2011 of $48,872.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements ..

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures -. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.  Based on its evaluation, and in light of the previously-identified material weaknesses in internal control over financial reporting, as of September 30. 2010, described in the 2010 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our  disclosure controls and procedures were not effective.

(b) Changes in internal controls – There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no progress towards remediating our previously disclosed material weakness due to the lack of funding.

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

JayHawk Energy, Inc., a Colorado corporation

Date: August 16, 2011	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director