Form 10-K
period 2011-09-30
Jayhawk Energy, Inc.
filed 2012-02-15
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended April 30, 2011

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 000-52711

 JAYHAWK ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
811 E. Sherman Avenue Coeur d'Alene, Idaho (Address of principal executive office)	83814 (Postal Code)
(208) 667-1328 (Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act: Yes[ ] No [ x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes[ X] No []

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [x]   No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed).    Yes  [X ]  No  [ ] (Not required)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of III of this Form 10-K or any amendment to the Form 10-K.  [x]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  [ ]

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 31, 2010 was $8,871,001.

As of February 6, 2012 there were 59,381,895 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2011

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

ITEMS 1 and 2.  DESCRIPTION OF BUSINESS AND PROPERTIES

General

Unless the context otherwise requires, in this report, the term “JayHawk” or “Company”, "we", or "our", refer to JayHawk Energy, Inc., a Colorado Corporation, and its wholly owned subsidiary, JayHawk Gas Transportation Corporation.  JayHawk's executive offices are located at 611 E. Sherman Avenue,  Coeur d'Alene, Idaho 83814.   The Company's telephone number is (208) 667-1328.  JayHawk reports its operations using a fiscal year ending September 30 and the operations reported on this Form 10-K, are presented on a consolidated basis.

JayHawk began leasing their office space of approximately 1500 sq. ft. on July 1, 2008 from Marlin Property Management, Inc., a related party (see Note 12 of the Notes to the Consolidated Financial Statements).  The Company relocated from its former office located in Post Falls, Idaho in September of  2011 to Coeur d'Alene, Idaho. The monthly rental payment is $2,500. The current office space and facilities are sufficient to meet the Company's present needs and it does not anticipate the need to secure any additional space.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Security and Exchange Commission (SEC).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year", or "current fiscal year” refers to the 12 month period ending September 30, 2011.

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

Business Development

JayHawk Energy, Inc. was incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  The Company was originally formed to offer for sale, traditional ethnic and contemporary jewelry, as well as accessories, imported from Nepal and Thailand. During the third quarter of the fiscal year ending September 30, 2007, the Company decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry.  At that time the Company changed its name to JayHawk Energy, Inc. and shifted its focus to the acquisition, exploration, development, production and sale of natural gas, crude oil, and natural gas liquids, primarily from conventional reservoirs within North America.

The Company initiated this new focus in July of 2007 with the acquisition of certain oil, gas and mineral leases totaling approximately 35,000 gross acres, located in Bourbon County, Kansas within the Cherokee basin, referred to as the Uniontown properties.  This acreage is leased for the development of coal-bed methane and conventional oil and gas reserves.  The Company continued its development strategy in the 2nd quarter of the year ending September 30, 2008, acquiring a 65% gross working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.

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

The Company's strategy is to increase shareholder value through strategic acquisitions, drilling and development, and by prudently managing its balance sheet.  JayHawk Energy believes in creating opportunities for its shareholders through acquisition and through the “drill-bit.”  In this regard, the Company’s investments to date have been concentrated in essentially coal bed methane gas properties, located in southeast Kansas, and oil producing properties in northwest North Dakota.

Due to a lack of funding, during the fiscal year ending September 30, 2009, no new additional acreage was acquired and no new development or drilling took place.  This lack of funding contributed to management’s decision in August of 2009 to enter into a joint venture agreement with DK True Energy Development (DKTED) for the continued development of its coal-bed methane wells of the Girard properties.  DKTED has contributed $250,000 through the date of this report to acquire an interest in the Girard properties.  WHL Energy Midcon, LLC acquired DKTED's interest in December 2009.   This is more fully discussed in the Management Discussion and Analysis, Item 7 of Part II,  and in Note 11 to the Consolidated Financial Statements, of this Form 10-K.

As of September 30, 2011, JayHawk Energy remains an early stage oil and gas company led by an experienced management team focused on exploration and production of oil and natural gas.  The Company's immediate business plan is to focus its  efforts on further developing the as yet undeveloped acreage in Southeast Kansas and to drill two or more wells in the Crosby (f/k/a Candak), North Dakota properties.  The Company's main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  Future development activities will be determined by the Company's ability to access sources of sufficient funding.

Oil and Gas Properties

S.E. Kansas - Girard Properties - Adjacent to the Uniontown Project is the Girard Project in Crawford County Kansas which the Company acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008, the Company completed drilling and casing an additional 20 gas wells.  JayHawk Energy's acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As of September 30, 2011, the Company has 20 producing gas wells tied into the pipeline.  Since June of 2008 through September of 2011, the Company's gas production and sales has contributed $302,542 in net revenues.  This is more fully discussed in Note 5 to the Consolidated Financial Statements of this Form 10-K.

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

S.E. Kansas - Uniontown Properties – Located in S.E. Kansas, these properties consisted of the leased acreage and wells within the leased area drilled by previous operators. Further evaluation by management during the year ended September 30, 2011 indicated the capital required to develop the Uniontown Project exceeded the Company's ability to fund the project and any capital raised would be better served being deployed on other opportunities. Thus, the remainder of the leases expired without renewal and the Company recognized an additional abandonment loss of $1,020,479 on the Uniontown project for the year ended September 30, 2011.

North Dakota - Crosby (formerly Candak) Project – On January 16, 2008, the Company acquired a 65% working interest in five producing oil wells, historically referred to as the Candak properties but currently referred to as the Crosby properties more properly reflecting the pool designation of the properties, located in the Williston Basin area of North Dakota.  In addition to the five producing wells, the Company acquired certain oil, gas, and mineral rights in a 15,500-acre land position.  The Crosby properties provide production of approximately 50 barrels ("Bbls") of light to medium crude oil daily from the five existing wells.  Since their acquisition and through September 30, 2011 these five wells have produced and sold in excess of 69,000 Bbls. and generated net revenues to JayHawk of $2,533,535.

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  One of these wells will be converted to water disposal in order to reduce operating expense.  The second well is being considered for horizontal drilling to test the potential for Bakken reservoir production on the land in which the Company has acquired drilling rights in the Bakken formation.  JayHawk, in its acquisition of leases during 2010, acquired Bakken rights along with the Mississippian rights in section 28-164N-97W at the Crosby property.  Activity in the Bakken has been moving northward from the well developed Bakken fields in Mountrail and McKenzie Counties to the south.  Recent drilling by other companies into the Bakken shale formation and the underlying Three Forks shale have yielded promising production results within 10 miles of the Crosby pool.  The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

Reserves - For the North Dakota properties, the independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. of Calgary, Alberta Canada, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2010 and 2011.  The  future net cash flows (and related present value) attributable proved and probable reserves were calculated for each well and the properties in total as of these respective dates.  Proved developed reserves are defined as estimated quantities of oil, natural gas and natural gas liquids which upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable  in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved undeveloped reserves are those reserves which can be expected to be recovered from new wells with existing equipment and operating methods.

Estimated quantities of proved and probable reserves for the North Dakota, Crosby properties for the years end September 30, 2011 and 2010 are presented below:

	2011		2010
	In Barrels	Reserve Value ($)	In Barrels	Reserve Value ($)

Proved developed reserves	47,000	$1,454,600	53,400	$1,490,500
Proved undeveloped reserves	26,000	114,500	26,000	49,800
Probable reserves	23,100	539,900	25,200	665,400
Total proved and probable reserves	96,100	$2,109,000	104,600	$2,205,700

The Kansas properties identified above as the Girard and Uniontown projects have not been evaluated and no independent estimates of proved reserves have yet been made.  Additional information about the Company’s proved oil and gas reserves are presented under Note 22 - Supplemental Oil and Gas Information in the accompanying Consolidated Financial Statements.

Employees

During the year ending September 30, 2011 JayHawk Energy, Inc., utilized five individuals to manage and operate its business.  Administrative and executive functions are carried out by three individuals located in Coeur d' Alene, Idaho.  One of these individuals is compensated as an independent contractor.  Oil production operations are overseen by the Company’s President and a field superintendent located in the Williston Basin area of North Dakota.  The field superintendent in North Dakota is compensated as an independent contractor.  Additionally one independent contractor functions as the field superintendent of the Girard and Uniontown properties and is responsible for the gas production operations.  Going forward, and for the foreseeable future, the Company plans to outsource its geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

Competitive Business Conditions

JayHawk Energy is a junior oil and gas exploration company. The Company competes with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom JayHawk competes have greater financial and technical resources than those available to the Company. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on the Company's ability to achieve the financing necessary for us to conduct further exploration of its acquired properties.

The Company will also compete with other junior oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in junior oil and gas exploration companies. The presence of competing junior oil and gas exploration companies may have an adverse impact on JayHawk's ability to raise additional capital in order to fund its exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.  Additionally, there is competition for other resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Patents and Trademarks

JayHawk Energy does not own, either legally or beneficially, any patent or trademark.

Governmental Regulations

The Company's oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, the Company has incurred no cost related to complying with these laws, for remediation of existing environmental contamination and for plugging and reclamation of its oil and gas exploration property. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on operations.

ITEM 1A.  RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

JayHawk is subject to various risks and uncertainties in the course of its business.  The following summarizes some, but not all, of the risks and uncertainties that may adversely affect its business, financial condition or results of operations.

Going Concern – As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2011, JayHawk Energy has limited financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon its ability to obtain additional financing, to locate profitable oil and gas properties and generate revenue from the current and planned business operations, and control costs.  The Company plans to fund future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that JayHawk Energy will be able to achieve these objectives.

Commodity Price Risk:  The Company's estimated proved reserves, revenue, operating cash flows, and operating margins are highly dependent on the prices of crude oil and natural gas.  A substantial or extended decline in oil or natural gas prices would reduce its operating results and cash flows and could impact the rate of growth and carrying value of the Company's assets.  Prices for liquid hydrocarbons and natural gas are very volatile.  JayHawk Energy's revenues, operating results and ability to grow in the future are highly dependent on the prices it receives for its oil and natural gas.  Many factors beyond the Company's control influence the price it receives for production.  These include, but are not limited to, general economic conditions worldwide, political instability in other parts of the world, changes in weather patterns, price and availability of alternative sources of energy, and government regulation.

Technical Risk:  The Company's exploration and development operations are subject to many risks which may affect its ability to profitably extract oil and natural gas reserves or achieve targeted returns.  In addition, continued growth requires that the Company acquire and successfully develop additional oil and natural gas reserves.

JayHawk Energy's exploration and development activities will depend in part on the evaluation of data obtained through geophysical testing and geological analysis, as well as test drilling activity.  The results of such studies and tests are subjective, and no assurances can be given that exploration and development activities based on positive analysis will produce oil or natural gas in commercial quantities or costs.  As developmental and exploratory activities are performed, further data required for evaluation of its oil and natural gas interests will become available.  The exploration and development activities that will be undertaken by the Company are subject to greater risks than those associated with the acquisition and ownership of producing properties.  The drilling of development wells, although generally consisting of drilling to reservoirs believed to be productive, may result in dry holes or a failure to produce oil and natural gas in commercial quantities.  Moreover, any drilling of exploratory wells is subject to significant risk of dry holes.

The Company's commercial success depends on its ability to find, acquire, develop and commercially produce oil and natural gas reserves.  Without the continual addition of new reserves, any existing reserves and the production thereof will decline over time as such existing reserves are depleted. A future increase in the Company's reserves will depend not only on its ability to explore and develop any properties the Company may have from time to time, but also on its ability to select and acquire suitable producing properties or prospects.  No assurance can be given that JayHawk Energy will be able to continue to locate satisfactory properties for acquisition or participation.  Moreover, if such acquisitions or participations are identified, the Company may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous.  There is no assurance that commercial quantities of oil and natural gas will be discovered or acquired by the Company.

Catastrophic Risk:  The Company's oil and natural gas operations are subject to unforeseen operating hazards which may damage or destroy assets.  Although the Company maintains a level of insurance coverage consistent with industry practices against property or casualty losses, unique circumstances to any particular event may make the coverage inadequate.  Oil and natural gas exploration, development and production operations are subject to all the risks and hazards typically associated with such operations, including hazards such as fire, explosion, blowouts, sour gas releases and spills, each of which could result in substantial damage to oil and natural gas wells, production facilities, other property and the environment or in personal injury.

Competitive Risk:  The petroleum industry is highly competitive and very capital intensive.  If the Company is unable to successfully compete with the large number of oil and natural gas producers in its industry, it may not be able to achieve profitable operations.  The Company encounters competition from numerous companies in each of its activities, including acquiring rights to explore for crude oil and natural gas.  The Company's competitors include oil and natural gas companies that have substantially greater financial resources, staff and facilities than JayHawk Energy.  JayHawk's ability to increase reserves in the future will depend not only on its ability to explore and develop its existing properties, but also on the ability to select and acquire suitable producing properties or prospects for exploratory drilling.  Competitive factors in the distribution and marketing of oil and natural gas include price and methods and reliability of delivery.  Competition may also be presented by alternate fuel sources.

Regulatory and Environment Risk:  The Company is subject to various regulatory requirements, including environmental regulations, and may incur substantial costs to comply and remain in compliance with those requirements.  Oil and gas operations are subject to environmental hazards such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose the Company to substantial liability.  The Company's operations are also subject to numerous laws and regulations at the federal, state and local levels, including regulation relating to matters such as the exploration for and the development, production, marketing, pricing, transmission and storage of oil and natural gas, as well as environmental and safety matters.  Failure to comply with applicable regulations could result in fines or penalties being owed to third parties or governmental entities, the payment of which could have a material adverse effect on the Company's financial condition or results of operations.  The Company's operations are subject to significant laws and regulations, which may adversely affect its ability to conduct business or increase its costs.

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

The discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require the Company to incur costs to remedy such discharge. No assurance can be given that environmental laws will not result in a curtailment of production or a material increase in the costs of production, development or exploration activities or otherwise adversely affect the Company's financial condition, results of operations or prospects.  The Company could incur significant liability for damages, clean-up costs and/or penalties in the event of discharges into the environment, environmental damage caused by the Company or previous owners of the Company's property or non-compliance with environmental laws or regulations. In addition to actions brought by governmental agencies, the Company could face actions brought by private parties or citizens groups.  Any of the foregoing could have a material adverse effect on the Company's financial results.

Market Risk:  The marketability and price of oil and natural gas that may be acquired or discovered by the Company will be affected by numerous factors beyond JayHawk Energy's control.  The Company's ability to market its natural gas may depend upon the ability to acquire space on pipelines that deliver natural gas to commercial markets. The Company may also be affected by deliverability uncertainties related to the proximity of its reserves to pipelines and processing facilities, by operational problems with such pipelines and facilities, and by government regulation relating to price, taxes, royalties, land tenure, allowable production, the export of oil and natural gas and by many other aspects of the oil and natural gas business.

Financial Risks:  JayHawk Energy's business may be harmed if the Company is unable to retain interests in existing leases.  All of the Company's properties are held under licenses, working interests in operating agreements and interest in oil and gas mineral leases, interests in oil and gas mineral leases, some of which expire within the next twelve months. If the Company fails to meet the specific requirements of each lease, especially future drilling and production requirements, the lease may be terminated or otherwise expire. The Company cannot be assured that it will be able to meet its obligations under each lease. The termination or expiration of its working interest relating to any lease would harm the Company's business, financial condition and results of operations.

Estimation Risks:  Reserve estimates, like all estimates, are subject to numerous uncertainties and may be inaccurate.  There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived from, including many factors beyond the Company's control. The reserve and associated cash flow information set forth herein represents estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows where therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected wherefrom prepared by different engineers, or by the same engineers at different times, may vary. Actual production, revenues, taxes and development and operating expenditures with respect to the Company's reserves will vary from estimates thereof and such variations could be material.

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

Default Risks:  Properties are held in the form of licenses, leases and working interests in operating agreements and leases. If the Company and/or a lease holder fail to meet the specific requirements of the lease, license or operating agreement the specific instrument may terminate or expire. There can be no assurance that any of the obligations required to maintain each license or lease will be met, although the Company exercises commercially reasonable efforts to do so. The termination or expiration of licenses or leases or the working interests relating to a license or lease may have a material adverse effect on the Company's results of operations and business.

Risk of Loss of Key Personnel:  The Company's success depends in large measure on certain key personnel, including its President and Chief Executive Officer, and Chief Financial Officer.  The loss of the services of such key personnel could have a material adverse effect on the Company.  Although the Company is considering acquiring key person insurance, the Company does not currently have such insurance in effect for these key individuals. In addition, the competition for qualified personnel in the oil and natural gas industry is intense and there can be no assurance that the Company will be able to continue to attract and retain all personnel necessary for the development and operation of its business.

Title Deficiencies Risk:  The existence of a material title deficiency can render a lease worthless and can result in a large expense to the Company's business. It is the Company's practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forego the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless and impede upon the Company's ability to develop the property subject to the lease.

Risk Related to Debentures:  The Company currently is indebted to five institutional investors in the form of convertible debentures.  Should the debenture holders choose to exercise their rights to foreclose on the North Dakota properties, the Company's cash flow from operations could be reduced significantly to only those revenues derived from the Kansas natural gas operations.  The Company is currently in default of provisions in the debenture agreements as discussed in Note 12 of the consolidated financial statements.

Risk related to disclosure controls:  The Company's disclosure controls and procedures and internal control over financial reporting were not effective, which caused the Company's financial reporting to be unreliable and lead to incorrect financial information being disseminated to the public. The Company's management evaluated its disclosure controls and procedures as of September 30, 2011 and concluded that as of that date, the Company's disclosure controls and procedures were not effective. In addition, management evaluated the Company's internal control over financial reporting as of September 30, 2010 and concluded that that there were material weaknesses in the Company's internal control over financial reporting as of that date and that its internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

The Company has not yet remediated this material weakness and management believes that the Company's disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, the Company's ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and the Company's financial reporting may continue to be unreliable, which could result in additional incorrect financial information being disseminated to the public. Investors relying upon this incorrect information may make a misinformed investment decision.

Risks Related to the Company's Common Stock:  Shares of the Company's common stock may continue to be subject to price volatility and illiquidity because the shares are thinly traded and may never become eligible for trading on a national securities exchange.  While the Company may at some point be able to meet the requirements necessary for its common stock to be listed on a national securities exchange, the Company cannot assure investors or potential investors that it will ever achieve a listing of its common stock. Initial listing is subject to a variety of requirements, including minimum asset values, minimum revenue, minimum trading price and minimum public “float” requirements. There are also continuing eligibility requirements for companies listed on public trading markets. If the Company is unable to satisfy the initial or continuing eligibility requirements of any such market, then its stock may not be listed or could be delisted. This could result in a lower trading price for the Company's common stock and may limit investors ability to sell their shares, any of which could result in losing some or all of their investment.

The Company's common stock is subject to the “penny stock” rules of the Securities and Exchange Commission and the trading market in the Company's securities is limited, which makes transactions in JayHawk Energy's stock cumbersome and may reduce the value of an investment in its stock.  The Securities and Exchange Commission (the “SEC”) has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to the Company, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, requires:

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about the commissions payable to the broker-dealer and the registered representatives, as well as current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of the Company's common stock and cause a decline in the market value of its stock.

The market valuation of energy companies, such as JayHawk Energy, Inc., frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  The Company's market valuation may fluctuate significantly in response to a number of factors, many of which are beyond its control, including:

•	changes in securities analysts’ estimates of the Company's financial performance, although there are currently no analysts covering its stock;
•	fluctuations in stock market prices and volumes, particularly among securities of energy companies;
•	changes in market valuations of similar companies;
•	announcements by the Company or its competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
•	variations in the Company's quarterly or annual operating results;
•	fluctuations in oil and natural gas prices; and
•	additions or departures of key personnel.

Dividends:  Investors should not look to dividends as a source of income.  In the interest of reinvesting initial profits back into its business, the Company does not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of the Company's stock, and not as a result of dividend payments.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report Form 10-K.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "JYHW.OB". For the periods indicated, the following table sets forth the high and low bid prices per share of JayHawk’s common stock since inception of trading. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low

1st Quarter End December 31	$0.33	$0.10	$.092	$0.22

2nd Quarter End March 31	0.21	0.11	2.16	0.80

3rd Quarter End June 30	0.15	0.07	1.08	0.30

4th Quarter End September 30	0.14	0.06	0.34	0.19

 Holders

As of September 30, 2011, there were 93 stockholders of record who owned 58,236,245 shares of common stock.  The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of the Company's common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

Dividends

Holders of common and preferred stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid, but will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

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

Overview

This overview is presented in chronological order as to dates the respective transactions were completed.  It should be read in conjunction with the "Notes to the Consolidated Financial Statements" presented in Item 8, specifically Note 13 relative to Common Stock, and Note 5 and Note 6 relative to Asset Impairments.

On June 21, 2007, the Company changed its name from Bella Trading Company, Inc. to JayHawk Energy, Inc. and shifted focus from the retail jewelry industry to the oil and gas business.  The Company's new business plan was to acquire oil and gas properties for exploration and development with the intent to bring the projects to feasibility at which time it would either contract out the operations or joint venture the project to qualified interested parties.  The Company implemented this plan on July 25, 2007 with the acquisition of certain oil, gas, and mineral leases to approximately 35,000 gross acres located in Bourbon County, Kansas (the “Uniontown project”).  The assets were purchased for a total purchase price of $2.2 million.

On January 16, 2008, JayHawk purchased a 65% working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 15,500 acres of leases in this same area.  In consideration for these properties JayHawk paid JED Oil $3.5 million in cash.  The cash used to complete this transaction was raised in a private placement offering of the Company's common stock.

On March 31, 2008, JayHawk closed a transaction, initiated with an agreement dated February 18, 2008, whereby JayHawk acquired a 16 mile pipeline, associated easements, oil, gas and mineral leases to approximately 6,500 gross acres, 34 gas wells, compressor, and other field equipment.  In consideration for these assets JayHawk exchanged $1 million in cash and 1 million shares of its common stock.

On April 18, 2008, JayHawk entered into an agreement to acquire oil and natural gas rights to 1,336 gross acres and 14 completed but non-producing gas wells, in exchange for $300,000 in cash and 50,000 shares of the Company's common stock.

On June 30, 2008, the Company agreed to purchase oil, gas and mineral leases on 11,462 gross acres and 5 completed and cased gas wells, located in Crawford and Bourbon counties in Kansas.  In consideration for these assets JayHawk paid $140,000 in cash and was obligated to issue 286,550 shares of its common stock as the leases were assigned at the rate of 25 shares per acre.

On July 22, 2008, the former purchaser of the Company's North Dakota crude oil production, SemCrude, L.P, filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  At the time of their filing JayHawk Energy, Inc., had not been paid for the crude oil they had taken from the Company's properties for the months of June and July 2008.  As a consequence, the Company had an outstanding receivable exceeding $283,000 and offsetting allowance for doubtful accounts of $119,763 at September 30, 2009.  The amount was subsequently paid.

During the 4th quarter of the year ending September 30, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allows DKTED to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard project).  This interest can be earned by DKTED after paying the Company $500,000 and spending a minimum of $1,300,000 over a three year period.  DKTED has the option to cap its participation and working interest at 42.5% after paying the Company $250,000 and spending $300,000 on workovers of existing wells during the first year, in what is described as the “Primary Program”.  DKTED subsequently assigned its interests in the Girard project to WHL Energy Midcon, LLC. ("WHL"), in December 2009 who provided operational expertise and personnel on the Girard project.

In September 2009, the Company completed a full analysis of the Crosby North Dakota property in which JayHawk is the operator.  At that time, there were five producing Ratcliffe formation oil wells with gross production of approximately 60 barrels of oil produced per day.  Considering that large mineral interests held in the area by JayHawk and its joint venture partners, the area was considered a prime opportunity for exploitation of the reserves attributable to the reservoir as determined by management’s analysis of the Crosby pool and other analogue oil pools within the same depositional fairway of the Crosby pool.  Many of these analogue pools had been successfully developed by other operators and had returned significant additional production and reserves associated with that drilling exploitation.  Corroboration for the development of the pool was also given by the independent engineering assessment performed by McDaniel Associates of Calgary, Alberta, Canada who had been commissioned by JayHawk to perform an independent third party report for the Company’s year-end in both 2011 and 2010.

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

Management’s assessment of the economic viability of these two wells is pending further evaluation to determine whether pressure depletion and/or communication with the water leg in the formation directly below the zone occurred.  Therefore, the Company has impaired both wells for the year ending September 30, 2011 pending further evaluation.   Should either of the wells be ultimately determined to be non-commercial, the well may be converted to a water disposal well in order to reduce trucking and disposal costs associated with the existing producing wells.  The Company would then also consider accepting disposal water from other producers in the area as an alternate revenue source in what had previously been a cost center.

In 2010, after WHL had fulfilled the $250,000 cash payment obligation and spent the $300,000 on workovers of the Girard project, the Company issued WHL an option to earn an additional 42.5 percent (total 85 percent) participation and working interest upon remitting to the Company an additional $250,000 within nine months of the granting of the option.  During the year ended September 30, 2011, the option period expired unexercised and, per the terms of the agreement, WHL's total working interest earned was set at 35 percent.  As such, the Company has reduced the cost basis of the Girard by $250,000 to offset the elimination of the corresponding investment from WHL that had previously been carried as "Investment by Joint Venture Partner" on JayHawk Energy's balance sheet.  See Note 20, Subsequent Events, and Note 21, Commitments and Contingencies

The Company has not entered into commodity swap arrangements or hedging transactions, and although it has no current plans to do so, it may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. The Company has no off-balance sheet arrangements.

The forecast for the period for which the Company's financial resources will be adequate to support its operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  The Company's future financial results continue to depend primarily on (1) the Company's ability to discover commercial quantities of oil and gas; (2) the market price for oil and gas; (3) the ability to continue to source and screen potential projects; and (4) the Company's ability to fully implement its exploration and development program with respect to these and other matters. The Company cannot assure that it will be successful in any of these activities or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production.

Results of Operations

For the years ending September 30, 2011 and 2010 we report gross revenues of $363,122 and $684,708, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As commented on in Note 2 to the Consolidated Financial Statements for the period ended September 30, 2011, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2011 and 2010 JayHawk sold a gross 9,518 Bbls and 19,282 Bbls respectively.  Gross working interest in the revenues generated from the five North Dakota oil wells were $333,375 and $612,607 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

	2011	2010

Gross Sales Value	$ 706,012	$ 1,217,310
Less: Distributable to Outside Interest, Production and Severance Taxes	(372,737)	(604,704)

JayHawk's Gross Revenue	$ 333,275	$ 612,607

The decrease in gross revenues evidenced here is attributable to the inability of the Company to access its production fields for much of fiscal year 2011 as a result of inclement weather and associated flooding which resulted in road restrictions.  Without access to storage tanks, the Company was unable to distribute production to wholesalers for much of the year ending September 30, 2011.  For the year ending September 30, 2011 the average price the Company received for a barrel of oil was $74.18.  During the comparable period ending September 30, 2010 the average price received per barrel was $63.13.   While the price per barrel strengthened in fiscal year 2011, the Company was unable to capitalize on higher oil prices as a result of the transportation issues previously disclosed.

The Company has subsequently returned to production four of five wells in North Dakota during November 2011.  The remaining well remains inaccessible due to slowly receding flood waters.  Management anticipates the remaining well to become accessible sometime in early 2012 barring unforeseen weather consequences but can provide no assurance to an exact date given the unpredictable nature of weather patterns in North Dakota.

Gas Revenues:  During the first quarter ending December 31, 2009, the Company entered into an agreement whereby initially 42.5 percent of the gas revenues generated from the Girard properties were assigned to a joint venture partner in exchange for $250,000.  Net gas revenues accruing to the Company for the year ending September 30, 2011 and 2010 are reported net of the Company's joint venture partner's interest. Under the previous agreement, the joint venture partner was responsible for 100% of the operating expenses and retained a 42.5% percent of the gas revenue generated.    During the year ended September 30, 2011, the joint venture partner chose not to exercise their option, which will subsequently cause natural gas revenues to be reported on a gross basis  and the previous joint venture partner being recognized as a 35% working interest partner responsible for only their pro-rata share of operating expenses.

Revenues derived from gas sales for the years ending September 30, 2011 and 2010 were $29,847 and $72,101.  Average monthly prices received for each thousand cubic feet (mcf) of gas sold during the period end September 30, 2011 have remained volatile, ranging from a high of $5.15, received for the sale of June 2011 production,  to a low of $3.08 received for October 2010 production.  The average price received for the 12 month period ending September 31, 2011 was $3.85 per mcf.  The average price received for the 12 month period ending September 30, 2010 was $4.13 per mcf.  The Company’s gas revenue was adversely impacted in late June/July 0f 2011 as a result of acts of vandalism to the pipeline which has since been repaired.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2011 or 2010.

Production Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations decreased from $286,464 for the year ending September 30, 2010 to $148,750 for the year ending September 30, 2011.   Decrease in production expenses are a result of inability to produce and re-sell oil during extended periods of inclement weather and flooding in North Dakota for the year ended September 30, 2011, coupled with ongoing efforts to reduce operating expenses .  The Kansas gas operations saw production expenses increase slightly from $26,060 to $28,411 between the same periods.  This is a result of maintenance and repair expense associated with acts of vandalism to the pipeline in late June/early July 2011.

Depreciation, depletion, amortization, abandonment and asset impairment expense: The aggregate of these expenses for the years ending September 30. 2011 and 2010 are detailed below.

	2011	2010
Depreciation, depletion and amortization
Field equipment and drilling costs - North Dakota	$173,775	$151,300
Field equipment and drilling costs - Kansas	290,735	176,997
Computer, furniture, office equipment and leasehold improvements	8,108	11,990
Amortization of leases - North Dakota	9,384
Amortization of leases - Kansas	346,204	201,801
Depletion - North Dakota	142,033	336,320
Total depreciation, depletion and amortization	970,239	878,408

Loss on abandonment of unproved properties - Kansas	1,020,479	-

Impairment of proved properties - North Dakota	280,963	811,339

Loss (gain) on write-off and sales of leases and equipment
Loss (gain) on write-off and sales of leases and equipment - Kansas	(15,519)	78,137

Loss on write off and sales of leases and equipment - North Dakota	1,317,085	-
Loss on write-off and sales of leases and equipment	1,301,566	78,137

Total Depreciation, depletion, amortization, abandonment and asset impairment expense	$3,573,247	$1,611,610

As discussed generally in Note 2, and specifically in Note 5, of "Notes to the Consolidated Financial Statements," JayHawk periodically reviews and assesses its unproved properties to determine if they have been impaired.  During the year ending September 30, 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007, and decided, based on geology and proximity to the pipeline owned by JayHawk Energy, Inc's subsidiary, to allow approximately half of the original Uniontown leases acquired, to expire.  Further, given the Company's inability at that time to fund development of any acreage, the Company has provided a valuation for potential loss equal to two-thirds, 67%, of the original cost of this leased acreage. Accordingly, this amount is included in operating expenses.  During the year ended September 30, 2011, management's evaluation of the Uniontown project indicated the capital required to develop the property exceeded the Company's ability to fund the project, and any capital raised would be better served being deployed on other opportunities.  Therefore, the remainder of the leases in Uniontown expired without renewal.  Consequently, the Company charged off remaining balance of $1,020,479 on the Uniontown project at September 30, 2011.

General and Administrative Expenses:  General and administrative expenses have been decreased 36% to $826,273 for the year  ending September 2011 from $1,292,351 for the comparable period ended September 30, 2010. The Company implemented cost-cutting measures to counteract reduced oil revenue resulting from flooding in North Dakota.  The CEO reduced and  deferred taking salary for the final six months of the fiscal year as well as taking on the role of Company President in April.   The Company eliminated the investor relations firm previously engaged resulting in an ongoing annual savings of $48,000. Management expects to continue under this structure at least through the early part of 2012.

	2011	2010

Compensation and payroll taxes	$343,673	$433,253
Salary deferral and stock option expense	213,144	386,866
Legal, professional and consulting fees	73,490	202,694
Audit and public company expense	87,314	155,798
Office and other corporate general and administrative	108,652	113,740
Total General and Administrative Expenses	$826,273	$1,292,351

Included in Salaries, Wages and Compensation is the recognition of a non-cash Stock Option expense in the amount of $200,560 for the year ended September 30, 2010 awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan compared to $213,144 recognized in the year ended September 30, 2011.

Other Income and Expense:  Detail of the aggregate of this classification is disclosed in the following table:

	2011	2010

Interest and financing costs	$(256,006)	$(250,399)
Loss on initial recording of derivatives	(342,186)	(4,914,580)
Gain (loss) on extinguishment and conversion of debt	(221,000)	(1,469,078)
Gain (loss) on change in fair value of conversion option derivative	831,008	2,249,400
Gain (loss) on change in fair value of warrant derivative	651,531	(1,133,600)
Amortization of discount on debentures	(825,257)	(517,436)
Accretion of asset retirement obligation	(15,493)	(14,084)
Other income (expense)	49,569	161,254
Total Other Income (Expense)	$(127,834)	$(5,888,523)

Interest expense increased $5,607 during the year ended September 30, 2011 compared to the year ended September 30, 2010.  The Company incurred additional debt of $500,000 in the form of convertible debentures in October 2010, bringing the face value of issued convertible debt to $1,997,000.  At the comparable date in October 2009, the Company carried approximately $800,000 in debt instruments.  Consequently, interest expense increased.  While offset by conversions to the debentures throughout the course of the year, the corresponding debt for the majority of fiscal year 2011 exceeded that of 2010. The debentures balance at September 30, 2011 of $1,279,000, coupled with subsequent conversions of debt should further decrease interest expense in the forthcoming fiscal year,

notwithstanding additional debt yet to be incurred.   Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of no excess cash availability for investment.

As discussed in Note 19 of the consolidated financial statements, the Company has restated its financial statements for the quarters in the period ended September 30, 2010 , the fiscal year ended September 30, 2010, and the subsequent quarters ending during the fiscal year ending September 30, 2011 as a result of derivative accounting related to convertible debentures with "down-round" provisions.  Consequently, the Company has recognized gain (loss) directly attributed to the recording of the associated derivative liabilities and the recurring revaluation of the derivatives to the extent detail in the table above.  Also, the Company has recorded an adjustment to property as a result of leases that were incorrectly amortized in prior years.   The adjustments and quarterly restatements are detail in Section  9B- Other Information. The restatement of the September 30, 2010 financial statements are in Note 19 of the consolidated financial statements.

The Company will continue to recognize gains (losses) on the fair value of derivative based on quarterly revaluation of the warrant and conversion option derivatives.  The extent of these gain (losses) is unpredictable due to the volatility of the Company's share price, the unknown future value of the Company's shares and the length of term still remaining on the warrants and debentures at any particular revaluation event (end of quarter, conversion of debenture, etc.).  The change in value will be charged to operations.

Liquidity and Capital Resources:  At September 30, 2011 and 2010, the balances of the Company's cash and cash equivalents were $52,912 and $56,280, respectively.  The Company's accounts receivable totaled $78,855 and $225,415, respectively.  Subsequent to year-end, in October 2011, the Company received $71,235 from the current purchasers of its crude oil and gas production, representing proceeds of September sales, included in accounts receivable at September 30, 2011.

The Company's working capital deficit (current liabilities less current assets) was $2,209,359 at September 30, 2011.  At September 30, 2010, the Company's working capital deficit was  $2,703,952.  The decrease in liabilities at September 30, 2011 is attributable to improved expense control and strengthening cash flow from resumption of oil production, coupled with no exploration expenditures during the fiscal year.

As discussed in Note 12 of the Consolidated Financial Statements, the Company secured financing in the form of convertible debentures in October 2010 in the amount of $500,000.  The proceeds were used for working capital and payment of outstanding vendor payables related to the drilling of the Jenks and Knudsen wells.

To fully carry out the Company's business plans the Company needs to raise a substantial amount of additional capital, or obtain industry joint venture financing, which we are currently seeking. The Company can give no assurance that it will be able to raise such capital. The Company has limited financial resources until such time that it is able to generate such additional financing or cash flow from operations. The Company's ability to establish profitability and positive cash flow is dependent upon its ability to exploit its mineral holdings, generate revenue from its planned business operations and control exploration cost.  Should the Company be unable to raise adequate capital or to meet the other above objectives, it is likely that the Company would have to substantially curtail its business activity, and that the Company's investors would incur substantial losses of their investment.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying Consolidated Financial Statements JayHawk Energy is an independent oil and gas company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, and ultimately, to attain profitability. The Company intend to acquire additional operating capital through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Cash Flows:  Net cash provided by operations decreased primarily due to significantly less cash being received for the Company’s crude oil sales associated with inability to deliver oil to market.  In the year ending at September 30, 2010, cash provided by operating activities exceeded cash used by operating activities by $214,903.  In the year ending at September 30, 2011,  cash used in operating activities exceeded cash provided by operating activities by $527,840, primarily as a result of ongoing efforts to pay down liabilities incurred in prior years associated with drilling and exploration which have yet to yield any operating revenue.

During the year ending September 30, 2011, investment activities provided the Company with $185,521 as compared to $1,632,842 used during the comparable period ending September 30, 2010. Due to constraints on cash flow as a result of decreased oil revenue from weather-related causes, the Company did not grow its lease position nor did it increase capital equipment spending during the year ended September 30, 2011 compared to the prior year.  The Company did purchase leases in Divide County in January 2011 for $48,445 but those properties remain unproved and undeveloped.   During the year ended September 30, 2010, the Company did actively grow its capital equipment assets by drilling two wells which subsequently have been impaired due to lack of production.

 The Cash flows provided from financing activities were $338,951 and $1,468,561 for the years ended September 30, 2011 and 2010, respectively.

Commitments:  At September 30, 2011 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

The Company was obligated under its original office lease agreement, expiring July 1, 2011, to make payments of $1,500 per month.  Management was successful in extending this agreement through December 1, 2011 whereby the Company entered into a new lease agreement in Coeur d'Alene, Idaho for $2,500 per month.    The term of the lease is four years and contains no escalation clauses.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant has no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Consolidated Financial Statements

September 30, 2011 and 2010

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Contents

Page

FINANCIAL STATEMENTS:

Report of Registered Public Accounting Firms

  20-21

Consolidated balance sheets

22

Consolidated statements of operations

23

Consolidated statements of changes in stockholders' equity

24

Consolidated statements of cash flows

25

Notes to consolidated financial statements

26-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheet of JayHawk Energy, Inc. (“the Company”) as of September 30, 2011, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JayHawk Energy, Inc. as of September 30, 2011, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, has negative working capital and has an accumulated deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague, PS

 Spokane, Washington

February 13, 2012

MARTINELLI MICK PLLC

Rock Pointe Tower
316 W. Boone, Suite 777
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's accumulated deficit and limited financial resources raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Martinelli Mick PLLC

MartinelliMick PLLC
Spokane, Washington
February 14, 2012

p 509 443 5749 . f 509 474 0719 . Info@MartinelliMick.com

I

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2011	September 30, 2010
		(Restated- Note 19)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,912	$56,280
Trade accounts receivable (NOTE 4)	78,855	225,415
Other current assets	10,162	4,344
TOTAL CURRENT ASSETS	141,929	286,039

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net of accumulated amortization of $579,999 and $436,916 respectively (NOTE 5)	901,580	2,382,931
Proved and developed oil and gas properties, net of accumulated DD&A of
$1,612,466 and $852,145 respectively (NOTE 6)	3,979,258	6,647,808
Computers, office equipment, furniture and leasehold improvements, net
of depreciation of $36,659 and $25,296 respectively	8,252	19,616
NET PROPERTY AND EQUIPMENT	4,889,090	9,050,355

OTHER LONG-TERM ASSETS (NOTE 7)	101,500	56,900

TOTAL ASSETS	$5,132,519	$9,393,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$489,043	$1,101,855
Due to royalty and working interest holders	181,367	135,384
Other payables, interest and taxes accrued	132,058	178,358
Conversion option derivative (NOTE 8)	286,498	848,300
Warrant derivative (NOTE 8)	299,947	498,180
Notes payable in less than one year (NOTE 9)	-	227,914
Convertible debentures	1,279,000	-
Less: unamortized discount on debentures	(316,625)	-
TOTAL CURRENT LIABILITIES	2,351,288	2,989,991

LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 10)	170,421	154,928
Investment by joint venture partner (NOTE 11)	-	250,000
Convertible debentures (NOTE 12)	-	1,497,000
Less: unamortized discount on debentures	-	(982,564)
TOTAL LONG-TERM LIABILITIES	170,421	919,364

TOTAL LIABILITIES	2,521,709	3,909,355

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
58,236,245 and 48,980,326 shares issued and outstanding
respectively (NOTE 13)	58,236	48,980
Additional paid-in capital	20,967,464	19,508,456
Accumulated deficit	(18,414,890)	(14,073,497)
TOTAL STOCKHOLDERS' EQUITY	2,610,810	5,483,939
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,132,519	$9,393,294

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010
		(Restated-Note 19)
REVENUE
Oil sales	$333,275	$612,607
Natural gas sales	29,847	72,101
TOTAL REVENUE	363,122	684,708

OPERATING EXPENSES
Production costs - oil	148,750	286,464
Production costs – natural gas	28,411	26,060
Depreciation, depletion and amortization	970,239	878,408
Loss on abandonment of unproved properties	1,020,479	-
Loss on write-off and sales of leases and equipment	1,301,566	78,137
Impairment of proved properties	280,963	811,339
General and administrative	826,273	1,292,359
TOTAL OPERATING EXPENSES	4,576,681	3,372,767

OPERATING LOSS	(4,213,559)	(2,688,059)

OTHER INCOME (EXPENSE)
Interest and financing costs	(256,006)	(250,399)
Loss on initial recording of derivatives (NOTE 12)	(342,186)	(4,914,580)
Gain (loss) on extinguishment and conversion of debt	(221,000)	(1,469,078)
Gain (loss) on change in fair value of conversion option derivative	831,008	2,249,400
Gain (loss) on change in fair value of warrant derivative	651,531	(1,133,600)
Amortization of discount on debentures	(825,257)	(517,436)
Accretion of asset retirement obligation	(15,493)	(14,084)
Other income (expense)	49,569	161,254
TOTAL OTHER INCOME (EXPENSE)	(127,834)	(5,888,523)

LOSS BEFORE INCOME TAX	(4,341,393)	(8,576,582)

Provision for income taxes	-	-

NET LOSS	$(4,341,393)	$(8,576,582)

Basic and diluted loss per share (NOTE 2)	$(0.08)	$(0.18)

Basic and diluted weighted average number shares outstanding	53,412,704	47,512,481

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Shares	Stock Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Stock Issuance Obligation	Total
Balance at September 30, 2009	44,509,496	$ 44,509	$ 12,821,792	$ (5,496,915)	$ 136,000	$ 7,505,386
Cashless exercise of warrants	2,111,387	2,111	3,947,889	-	-	3,950,000
Conversion of promissory note	2,154,000	2,154	2,463,367	-	(136,000)	2,329,521
Issuance of common shares in lieu of interest	134,443	134	49,949	-	-	50,083
Issuance of common shares for services	71,000	72	24,899	-	-	24,971
Stock options	-	-	200,560	-	-	200,560
Loss for the year ended September 30, 2010	-	-	-	(8,576,582)	-	(8,576,582)
Balance at September 30, 2010 (Restated - Note 19)	48,980,326	48,980	19,508,456	(14,073,497)	-	5,483,939

Issuance of common shares for conversion of debentures	4,898,614	4,899	713,101	-	-	718,000
Issuance of common shares in lieu of interest	1,238,751	1,239	159,631	-	-	160,870
Issuance of common shares for services	443,554	443	54,807	-	-	55,250
Private placement offering	2,675,000	2,675	318,325	-	-	321,000
Stock options	-	-	213,144	-	-	213,144
Loss for the year ended September 30, 2011	-	-	-	(4,341,393)	-	(4,341,393)
Balance at September 30, 2011	58,236,245	$ 58,236	$ 20,967,464	$ (18,414,890)	-	$ 2,610,810

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2011	2010
		(Restated-Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,341,393)	$(8,576,582)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	970,239	878,408
Accretion of asset retirement obligation	15,493	14,084
Amortization of discount on debentures	825,257	517,436
Loss on extinguishment of debt		1,469,078
Loss on initial recording of derivative	342,186	4,914,580
Loss (gain) on conversion of debt	221,000
Loss (Gain) on change in fair value of conversion option derivative	(831,008)	(2,249,400)
Loss (Gain) on change in fair value of warrant derivative	(651,531)	1,133,600
Common stock issued in consideration of services	55,250	24,970
Common stock issued in lieu of interest	160,870	89,226
Loss on write-off and sales of leases and equipment	1,301,566	78,137
Impairment of proved properties	280,963	811,339
Loss on abandonment of unproved properties	1,020,479	-
Stock based compensation	213,144	200,560
Changes in assets and liabilities:
Trade accounts receivable	146,560	68,092
Other current assets and other long term assets	(50,418)	(3,598)
Accounts payable	(206,180)	817,494
Due to royalty and working interest holders	45,983	27,479
Other payables, interest and taxes accrued	(46,300)	-
Net cash provided (used) by operating activities	(527,840)	214,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,770)	-
Sale of joint interests in Kansas property	-	125,000
Proceeds from sales of equipment	220,000	-
Proved oil and gas additions	-	(1,652,831)
Unproved oil and gas property additions	(48,445)	(32,012)
Refund (deposit) on proved property development	36,736	(72,999)
Net cash provided (used) by investing activities	185,521	(1,632,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	500,000	1,500,000
Proceeds from private placement of common stock	321,000	-
Principal payments on notes payable	(482,049)	(31,439)
Net cash provided by financing activities	338,951	1,468,561

Net increase (decrease) in cash and cash equivalents	(3,368)	50,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56,280	5,658
CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,912	$56,280

Supplemental Cash Flow and Other Disclosures (NOTE 17)

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements.  These consolidated financial statements as of and for the years ended September 30, 2011 and 2010 are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied in the preparation of the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2011, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and  statements of operations, the Company has an accumulated deficit of $18,414,890 and a net loss of $4,341,393 for the year ended September 30, 2011, and as of that date the Company's current liabilities exceeded its current assets by $2,209,359.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company  plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalent, restricted cash, accounts receivable, investments, and accounts payable.  The carrying value of notes payable and convertible debentures approximate fair value based on the contractual terms of those instruments.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  Significant areas requiring the use of management assumptions and estimates relate to asset impairments, proved and unproved properties, asset retirement obligations, stock-based compensation, income taxes and derivatives.   Actual results may differ from these

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

estimates and assumptions which could have a material effect on the Company's reported financial position and results of operations.

Income or Loss Per Common Share

Basic earnings per share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2011 and 2010, would be as follows:

	2011	2010
Stock Options	2,040,000	2,790,000
Convertible debt	10,658,333	4,990,000
Warrants	4,999,113	2,166,000
Total Possible Dilution	17,697,446	9,946,000

At September 30, 2011 and 2010, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Revenue and Cost Recognition

The Company uses the sales method of accounting for oil and gas revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes the Company may be entitled to, based on the Company's individual interest in the property.  Periodically, imbalances between production and nomination volumes can occur for various reasons.  In cases where imbalances have occurred, a production imbalance receivable or liability will be recorded when determined.  Costs associated with production are expensed in the period in which they are incurred.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Trade Accounts Receivable

Trade acccounts receivable are carried at original invoice amount less an estimate for doubtful accounts.  Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

Concentrations

All of the Company’s direct operating revenues originate from oil production from its property in Crosby, North Dakota or from natural gas production from its property in Girard, Kansas. Each revenue stream is sold to a single customer through month to month contracts.  While this creates a customer concentration, there are alternate buyers of the production in the event the sole customer is unable or unwilling to purchase.

Property, Plant and Equipment

Acquisition costs associated with the acquisition of leases are capitalized when incurred.  These consist of costs incurred in obtaining a mineral interest or right in the property, such as a lease, concession, license, production sharing agreement, or other type of agreement granting such rights.  In addition, options to lease, brokers' fees, recording fees, legal costs, and other similar costs related to activities in acquiring property interests are capitalized.

The Company follows the successful effort method of accounting for oil and gas property as promulgated in Accounting Standards Codification (ASC) Topic 932, "Extractive Activities – Oil and Gas".  Under this method of accounting, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed.  Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.  Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

found proved reserves is made shortly after drilling is completed.  The determination is based on a process that relies on interpretations of available geologic, geophysics and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a  major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling.  If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its capitalized costs, net of salvage value  are charged to expense.  Its costs can, however, continue to be capitalized if sufficient quantities of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.

The Company calculates depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil properties on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A the Company will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.  When applicable, the Company will apply the provisions of ASC Topic 410, "Accounting for Asset Retirement Obligations", ("ASC 410") which provides guidance on accounting for dismantlement and abandonment cost (see Note 10).

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

The Company recognizes a gain or loss on sales or retirement of property, plant and equipment and includes the gain or loss in the results of operations.

Impairment of Long-Lived Assets

The Company performs separate impairment tests for proved and unproved properties.

Proved properties - The Company evaluates its proved properties for impairment when circumstances or events occur that may impact the fair value of the assets.  The fair value of property is primarily evaluated based upon the present value of expected revenues directly associated with those assets.  An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value.

Unproved properties - Unproved properties are assessed periodically to determine whether they have been impaired.  A property may be considered impaired as the expiration of a lease term approaches and the Company has not begun drilling on the property or nearby properties and the possibility of partial or total impairment of the property increases.   If the property is found to be impaired, an impairment allowance is provided and a loss is charged to operations.  However, if the property is surrendered or the lease expires without identifying proved reserves, the cost of the property is charged against the impairment allowance already to the extent impairment has been recognized.  Any remaining cost is charged to operations.

Sales of Producing and Non-producing Property

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

Fair Value Measures

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:  Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quote prices for similar assets or liabilities in active markets; quoted prices for   identical assets in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by,   observable market data.

Level 3:  Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Derivative Instruments

The Company has financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contained embedded derivative features.  In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using a Black Scholes model, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Asset Retirement Obligation

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations is accrued in the balance sheets.  The asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties (see Note 9).

Income Tax and Accounting for Uncertainty

Income taxes are determined using the liability method in accordance with ASC Topic 740 "Income Taxes" ("ASC 740").  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

ASC 740 recognizes that the ultimate deductibility of positions taken or expected to be taken on tax returns is often uncertain.  It provides guidance on when tax positions claimed by an entity can be recognized and guidance on the dollar amount at which those positions are recorded.  In order to recognize the benefits associated with a tax position taken the entity must conclude that the ultimate allowability of the deduction is more likely than not.  If the ultimate allowability of the tax position exceeds 50% (more likely than not), the benefit associated with the position is recognized at the largest dollar amount that has more than a 50% likelihood of being realized upon ultimate settlement.  Differences between tax positions taken in a tax return and recognized in accordance with the guidance will generally result in (1) an increase in income taxes currently payable or a reduction in an income tax refund receivable or (2) an increase in a deferred tax liability or a decrease in a deferred tax asset, or both (1) and (2).

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Stock Options Granted to Employees and Non-Employees

The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select consultants for exceptional performance.  Prior to issuance of the awards, the Company is not under any obligation to issue the stock options.  Subsequent to the award, the recipient is not obligated to perform any services.  Therefore, the fair value of these options is expensed on the grant date, which is also the measurement date.

The Company estimates the fair value of employee stock option awards on the date of grant using a Black-Scholes valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company's common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercised (referred to as the expected holding period).  The expected volatility under this valuation model is based on the current and historical implied volatilities of the Company's common stock.  The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to five years.  The expected holding period of the awards granted is estimated using the historical exercise behavior of employees.  In addition, the Company estimates the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest.  The Company utilizes historical experience to estimate projected forfeitures.  If actual forfeitures are materially different from estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period.  The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in the period of the revision.

Stock Granted to Employees and Non-Employees in Lieu of Cash Payments

The Company  periodically issues shares of its common stock in lieu of cash payments to certain consultants, vendors and employees.  The Company follows financial accounting standards that require the measurement of the value of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.

Reclassifications

Certain reclassifications have been made to the 2010 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated except as otherwise described in Note 19 (Correction Of An Error In Previously Issued Financial Statements).

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment restating the prior period.  As described in Note 19, financial information included for the year ended September 30, 2010 has been restated.

New Accounting Pronouncements

The FASB issued an ASU to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules.  The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements.  In contract to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements.  The amendments are effective for annual reporting periods ending on or after December 31, 2009.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05").  This standard will require entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income.  The option to present items of other comprehensive income in the statement of changes in equity is eliminated.  The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011.  Management does not believe ASU 2011-05 will have a material effect on the Company's consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

From time to time, new accounting guidance is issued by the FASB that the Company adopts as of the specified effective date.  If not discussed, management believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on its financial statements upon adoption.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, trade accounts receivables, accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $850,000 using the current market price per share of stock at September 30, 2011.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and September 30, 2010, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	2011	2010	Input Hierarchy Level

Assets:
Cash equivalents	$52,912	$56,280	Level 1
Liabilities:
Conversion option derivative	286,498	848,300	Level 2
Warrant derivative	299,947	498,180	Level 2

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

At September 30, 2011, trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of September 2011 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs. Management has determined the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  As of September 30, 2011 and 2010 there is no allowance recognized for bad debt.

Proceeds for the September 2011 deliveries, valued at $70,664, were subsequently received in October 2011.  Amounts receivable for September natural gas deliveries, $571 were also received in October 2011.

Proceeds for the August and September 2010 deliveries, valued at $193,297, were subsequently received in October 2010.  Amounts receivable for September natural gas deliveries, $6,533 were also received in October 2010. Specifically, trade accounts receivable are detailed as follows:

	2011	2010
Due for crude oil	$70,664	$193,297
Due for natural gas	571	6,533
Other receivables	7,620	25,585
TOTAL	$78,855	$225,415

NOTE 5 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at September 30, 2011 and 2010, consists of the following capitalized costs respectively:

	2011	2010
Name		(Restated-Note 19)
Kansas Uniontown Project	$-	$1,020,479
Net investment in Uniontown Project	-	1,020,479

Kansas Girard Project	1,403,444	1,652,283
Less: accumulated amortization	(579,999)	(436,916)
Net investment in Girard Project	823,445	1,215,367

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

North Dakota Project	78,135	147,085
Net investment in North Dakota Project	78,135	147,085

Total Unproved Oil and Gas Properties	$901,580	$2,382,931

Abandonment of Uniontown:  In 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided, based on geology and proximity to the Company's pipeline, to permit only approximately one-third of the original leases acquired and allow the remainder to expire without renewal. Given the Company's inability at that time to fund development of any acreage, justification existed at the time to abandon those properties.  The abandonment was estimated at two-thirds, 67 percent, of the original investment.  Further evaluation by management during the year ended September 30, 2011 indicated the capital required to develop the Uniontown Project exceeded the Company's ability to fund the project and any capital raised would be better served being deployed on other opportunities. Thus, the remainder of the leases expired without renewal and the Company recognized an additional abandonment loss of $1,020,479 on the Uniontown project for the year ended September 30, 2011.

NOTE 6 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

		September 30,
Name		2011		2010
				(Restated-Note 19)
Crosby, North Dakota Properties	$		$
Proved Reserves		2,357,753		2,357,753
Field Equipment		1,200,245		1,224,580
Capitalized Drilling Costs		416,429		1,929,410
Subtotal		3,974,427		5,511,743
Less: Impairments		(2,267,426)		(1,986,463)
Less: Accumulated DD&A		(748,836)		(433,028)
Net Capitalized Costs		958,165		3,092,252

Girard, Kansas Properties
Field Equipment		615,953		705,903
Capitalized Drilling Costs		662,899		662,899
Subtotal		1,278,852		1,368,802
Less: Accumulated DD&A		(458,765)		(130,364)
Net Capitalized Costs		820,087		1,238,438

JayHawk Gas Transport Company
Field Equipment		2,605,871		2,605,871
Less: Accumulated DD&A		(404,865)		(288,753)
Net Capitalized Costs		2,201,006		2,317,118

Total Proved Oil and Gas Properties		$3,979,258		$6,647,808

During the year ended September 30, 2011, the Company impaired certain previously capitalized non-saleable assets of $1,301,422 at the Crosby, North Dakota property.

For the years ended September 30, 2011 and 2010, respectively, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property.  Management determined that the net values reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer.

Based upon estimates provided by independent reserve engineers, management has determined an impairment exists on the Crosby property. The impairment write-down was recognized at $280,963 for the year ended September 30, 2011 and $811,339 for the year ending September 30, 2010.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE 7 – OTHER LONG-TERM ASSETS

Other assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	September 30,
	2011	2010
Rental Security Deposit	$1,500	$1,500
Bond Deposits	100,000	55,400
TOTAL	$101,500	$56,900

NOTE 8 - DERIVATIVE LIABILITIES

As discussed in Notec 12, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price at September 30, 2011, of $0.12 per share or an aggregate of 10,658,333 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the years ended September 30, 2011 and 2010, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the past two years:

	December 14, 2009	April 23, 2010	October 20, 2010	Revaluation Ranges

Risk-free interest rate	0.87%	1.10%	0.40%	0.04% to 1.60%
Expected dividend yield	-	-	-	-
Expected term	2 years	1.64 years	2 years	.21 years to 3 years
Expected volatility	169.0%	196.6%	173.8%	120.1% to 184%
Per unit fair value of conversion option derivative liability	$0.60	$0.65	$0.14	$0.02 to $0.90
Number of conversion units valued	3,000,000	2,000,000	2,777,778	--
Valuation of conversion option derivative on date of issue	$1,800,000	$1,300,000	$388,889	--

Below is detail of the conversion option liability balance at September 30, 2011 and September 30, 2010.

	2011	2010
		(Restated Note 19)
Beginning balance	$ 848,300	$ -
Initial fair value of conversion option liability	388,889	3,100,000
Revaluation of conversion option liability resulting from conversion of debentures	(119,683)	(2,300)
Net change in fair value of conversion option liability	(831,008)	(2,249,400)
Ending balance	$ 286,498	$ 848,300

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Conversion options outstanding at year-end	10,658,333	4,900,000
Year end weighted average fair value per unit	$ 0.03	$ 0.17
Ending balance	$ 286,498	$ 848,300

Warrant derivative

For 2011 and 2010, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the past two years:

	December 14, 2009	April 23, 2010	October 20, 2010	Revaluation Ranges

Risk-free interest rate	1.70%	1.68%	0.59%	0.25% to 1.70%
Expected dividend yield	-	--	--
Expected term	3.5 years	3 years	3 years	3 to 3.5 years
Expected volatility	165.4%	166.2%	159.6%	136.6% to 172.8%
Per unit fair value of warrant derivative	$0.63	$0.66	$0.16	$0.06 to $1.44
Number of warrants valued	3,166,000	2,000,000	2,833,113	166,000 to 3,166,000
Valuation of warrant derivative	$2,564,460	$1,320,000	$453,298	--

Below is detail of the warrant derivative balance at September 30, 2011 and September 30, 2010.

	2011	2010
		(Restated Note 19)
Beginning balance	$ 498,180	$ -
Initial fair value of warrant derivative	453,298	3,314,580
Revaluation of warrant derivative resulting from exercise of warrant	-	(3,950,000)
Net change in fair value of warrant derivative	(651,531)	1,133,600
Ending balance	$ 299,947	$ 498,180

Warrants outstanding at year end	4,999,113	2,166,000
Year end weighted average fair value per unit	$0.06	$0.23
Ending balance	$ 299,947	$ 498,180

NOTE 9 - NOTES PAYABLE DUE IN LESS THAN ONE YEAR

On July 30, 2008 JayHawk signed a convertible promissory note in the amount of $800,000 for cash received of an equal amount.  The original note provided for interest to be paid at the maturity date of July 30, 2009, computed at a rate of 12 percent per annum.  The note and accrued interest was convertible into share of common stock at $1.75 per share.  On July 30, 2009, the note was amended to extend the maturity date to July 30, 2010.  Under the amended agreement, interest continued to be accrued and the holder continued the right to convert the outstanding principal balance and unpaid accrued interest to shares of the Company's common stock, at the conversion price of $1.75.

On February 25, 2010 the $800,000 principal of the note payable and currently accrued interest was converted to 1.6 million shares of the Company’s common stock.  An expense is recognized when convertible debt is converted to equity securities of the debtor to the extent that the fair value of the securities and other consideration transferred exceeds the fair value of securities issuable pursuant to the original conversion terms.  Management made an assessment of the modified terms of conversion and determined that the fair value of the 1.6 million shares on the date of issuance was $2,112,000 and exceeded the value of shares issuable pursuant to the amended agreement of $645,022, by $1,469,078.  This amount was charged to debt conversion expense and is included in Gain (loss) on extinguishment and

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

conversion of debt on the Consolidated Statement of Operations.  As of September 30, 2011 and 2010, the Company has satisfied all financial obligations on this note.

On September 1, 2010 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The initial principal balance of $272,373 was due and payable in six (6) equal payments of $46,729 including interest at a rate of 12% per annum.  The balance as of September 30, 2010 was  $227,914.  As of September 30, 2011, the Company has satisfied all financial obligations on this note.

On March 10, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $146,905 was due and payable in five (5) equal payments of $29,768 beginning on March 15, 2011 including interest at a rate of 5.25% per annum.  As of September 30, 2011, the Company has satisfied all financial obligations on this note.

On April 28, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $107,230 was due and payable in four (4) equal payments of $21,446 beginning on April 28, 2011 including interest at a rate of 5.25% per annum.  As of September 30, 2011, the Company has satisfied all financial obligations on this note.

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 12 to 18 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the years ended September 30, 2011 and 2010, was computed to be $15,493 and $14,084, respectively.

The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2010:

	September 30,
	2011	2010
Beginning balance	$154,928	$140,844
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	15,493	14,084
TOTAL	$170,421	$154,928

NOTE 11 – INVESTMENT BY JOINT VENTURE PARTNER

During 2008, the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allowed DKTED to earn up to an 85% working interest in the Company's Girard project in southeast Kansas.  The agreement permitted DKTED to earn an initial participation and working interest of 42.5 percent after paying the Company $250,000 and spending $300,000 on workovers of existing wells during the first year.   DKTED subsequently assigned its interest in the Girard project to WHL Energy Midcon, LLC. ("WHL"), in December 2009.  At that time, the Company recognized receipt of $250,000 as a long-term liability called "Investment by Joint Venture Partner".

In 2010, after WHL had paid the $250,000 cash payment obligation and spent the $300,000 on workovers, the Company issued WHL an option to earn an additional 42.5 percent (total 85 percent) participation and working interest upon remitting to the Company an additional $250,000 within nine months of the granting of the option.  During the current year, the option period expired unexercised and, per the terms of the agreement, WHL's total working interest earned was set at 35 percent.  In accordance with ASC 932-360, the sale of the 35 percent partial interest in an unproved property for the initial payment amount of $250,000 has been treated as a recovery of cost of the property.

NOTE 12 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2010, the Company issued, pursuant to a securities purchase agreement, 10% convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

ended December 31, 2009.  In April 2010, additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures is 10% per annum.  The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.30 per share.  Additionally, attached common share purchase warrants expire 42 months from the original issue date and permit the holders two exercise options.  The warrants were exercisable by purchase of the Company’s common stock for cash at an initial exercise price of $0.45, or alternatively, with respect to the warrants issued in conjunction with the initial $900,000 tranche, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.   Subsequent to the initial issue date, the initial conversion price of $0.30 per share was amended to $0.18 per share and then $0.12 based on of provisions in the agreements related to equity issuances and issuance of additional convertible debentures described hereafter during the year ended September 30, 2011.  All of the warrants containing cashless exercise provision were fully exercised during the year ended September 30, 2010.

During the year ended September 30, 2010, the holders of the debentures and the common stock purchase warrants associated with the first $900,000 issuance, exercised all 3,000,000 warrants to acquire 2,111,388 shares of the Company’s common stock in two separate cashless exercises on January 6 and January 27, 2010.  Warrants attached to the debentures issued in April 2010 total 2,000,000, do not contain a cashless exercise provision, and remain to be exercised at the election of the debenture holders.

During the year ended September 30, 2011, the Company entered into a Securities Purchase Agreement with certain institutional investors to purchase $500,000 of Secured Convertible Debentures.  The debentures provide for interest to be paid quarterly, at the rate of 10% per annum, and are due two years from the issuance date.  The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

The debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share.  In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months, expiring April of 2014, and giving the purchasers the right to purchase the Company’s common shares at an initial exercise price of $0.18 per share. Subsequent to the initial issue date, the initial conversion price of $0.18 per share was amended to $0.12 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures described hereafter during the year ended September 30, 2011

Based upon the fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount, and the conversion of $658,000 and $3,000 in principal conversion for the years ended September 30, 2011 and 2010, $118,625 and $982,564 of the discount remains to be amortized at September 30, 2011 and 2010, respectively.  The discount will continue to be amortized over the remaining life of the underlying convertible debentures.

Based upon the fair values as of the original agreement dates of the October 2010 debentures, $500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount and the conversion of $60,000 in principal conversion, $198,000 of the discount remains to be amortized as of September 30, 2011.  The discount will continue to be amortized over the remaining life of the underlying convertible debentures.

The 10% interest payable quarterly as per provisions in the debentures may be paid in shares of common stock at the Company's option according to a predetermined formula.  For the years ended September 30, 2011 and 2010, 1,238,751 and 134,443 common shares were issued, respectively, for interest payable under the debentures.  Interest expense of $192,036 and $50,083 has been included in ‘Interest and financing costs’ in the  consolidated statements of operations for the years ended September 30, 2011 and 2010, respectively. Interest accrued is included on the Consolidated Balance Sheets in "Other payables, interest and taxes accrued" of $33,362 and $37,500 at September 30, 2011 and 2010, respectively.

The debentures all contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued at fair value at the date of issuance and bifurcated from the host instruments.  See Note 8.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

In all three of these debt issuances, the fair value of the derivative liabilities at the date of issuance exceeded the amount of the debt.  The excess of the fair value of the derivative liabilities issued over the debt amount has been recorded to the statement of operations during the years ended September 30, 2011 and 2010, as follows:

		Excess fair value of derivative liabilities over face amount of debt at issuance
Issue Date	Debt Amount	2011	2010

December 14, 2009	$900,000	-	$2,894,580
April 23, 2010	600,000	-	2,020,000
October 20, 2010	500,000	$342,186	-
		$342,186	$4,914,580

In all three cases, the entire face amount of the debt issued has been allocated to discount, and is being amortized over the respective term of the debt.

During the fiscal years ended September 30, 2011 and 2010, holders of the debt elected to convert $718,000 and $3,000 face amount of the debt into 4,898,614 and 10,000 shares of common stock, respectively, according to the terms of the agreements. See Note 13.

Giving effect to monthly amortization of the debt discounts and the conversion of debt into shares of common stock,  during the years ended September 30, 2011 and 2010, $825,257 and $517,436, respectively, of debt discount amortization has been posted to the statement of operations.  The remaining discounts will continue to be amortized to the statement of operations over the remaining life of the underlying convertible debentures.

As of September 30, 2011, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a  total balance of $1,279,000 as of September 30, 2011.    Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current liabilities as of September 30, 2011.

Note 13 - COMMON STOCK

Fiscal Year End September 30, 2011

October 1, 2010 - The Company issued 124,999 shares of  common stock in lieu of paying interest with cash, to holders of  10% convertible debentures described in Note 12.  The interest totaled $37,500 and was converted to shares at a price of $0.30 per common share.

April 13, 2011 -  The Company closed on a private placement offering in the amount of $321,000 (the “Offering”).  Under the terms of this Offering, the Company issued 2,675,000 shares of its common stock at $0.12 per share.  No warrants are associated with this Offering.  The Company's Chief Executive Officer, purchased $144,000 or 44.9% of the Offering.

April 13, 2011 - The Company issued 649,564 shares of  common stock in lieu of paying interest with cash, to holders of 10% convertible debentures described in Note 12.  The interest totaled $77,948 and was converted to shares at a price of $0.12 per common share.

May 6, 2011 - The Company issued 120,422  shares of  common stock were issued to a member of the Board of Directors in lieu of cash payment for services provided.  The shares were valued at $0.1246 per share; with the fair value of the aggregate issuance approximating the value of the services rendered of $15,000.

June 30, 2011 - The Company issued 323,132 shares of common stock to the Board of Directors in lieu of cash payment for services provided.  These shares were valued at $.1246; with the fair value of the aggregate issuance approximating the value of the services provided of $49,710.

July 8, 2011 - The Company issued 404,637 shares of  common stock in lieu of paying interest with cash, to holders of 10% convertible debentures described in Note 12.  The interest totaled $38,251  and was converted to shares at a price of $0.0945 per common share.

Per the terms of the debentures, holders have the option to receive shares issues in lieu of cash for accrued interest through the date of

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

conversion.  The table below details common shares issued for conversion of debentures and accrued interest during the year ended September 30, 2011:

Date	Debt Converted	Accrued Interest	Conversion price per share	Shares Issued

October 20, 2010	$20,000	$-	$0.18	111,111
October 21, 2010	36,000	-	$0.18	200,000
October 25, 2010	202,500	-	$0.18	1,125,000
October 27, 2010	27,000	-	$0.18	150,000
November 8, 2010	10,000	-	$0.18	55,556
November 24, 2010	10,000	-	$0.18	55,556
November 30, 2010	10,000	-	$0.18	55,556
December 7, 2010	50,000	1,068	$0.18	283,709
January 10, 2011	25,000	2,722	$0.18	154,012
May 3, 2011	20,000	-	$0.12	166,667
May 12, 2011	50,000	-	$0.12	416,667
May 25, 2011	50,000	764	$0.12	423,033
May 31, 2011	20,000	-	$0.12	166,667
August 5, 2011	60,000	-	$0.12	500,000
August 22, 2011	67,500	1,233	$0.12	572,777
September 22, 2011	60,000	1,383	$0.12	521,854

TOTAL	$718,000	$7,170		(1) 4,958,165

(1) Includes 59,551 shares of common stock issued as accrued interest on date of conversion at a 5-day variable weight average per share.  4,898,614 common shares issued strictly for conversion of debentures at stated price per share.

Fiscal Year End September 30, 2010

October 2, 2009 - The Company issued 30,000 shares of common stock to one vendor for services rendered.  These shares were valued at $0.38 per share or $11,400.  The fair value of the aggregate issuance approximated the value of the services rendered.

October 30, 2009  - The Company issued 30,000 shares of common stock to one vendor for services rendered.  These shares were valued at $0.28 per share or $8,400.  The fair value of the aggregate issuance approximated the value of the services rendered

November 16, 2009 - As discussed in Note 9, the Company issued 544,000 shares of common stock to fulfill the stock issuance obligation recognized on July 30, 2009.   This obligation was recognized as the result of amending the original $800,000 short-term convertible promissory note, signed in July 2008.  The original note had a one-year maturity, maturing July 30, 2009, and provided for interest to be paid upon maturity, computed at a rate of 12 percent per annum.  The amendment extended the maturity date to July 30, 2010.  Accrued interest to the date of the amendment was $96,000.  This along with a 5 percent extension fee of $40,000 was converted to shares of the Company’s restricted common stock, at the rate of $0.25 per share.  The total amount of $136,000 was reflected as a stock issuance obligation as at September 30, 2009.

January 6 and 27, 2010 - Holders of the debentures and the common stock purchase warrants, more fully described in Note 12, exercised their rights under those warrants to acquire 2,111,387 shares of the Company’s common stock in two separate cashless exercises.  As a result, the Company issued 1,398,065 shares, and 713,322 shares, in each of the respective transactions.

February 25, 2010 - As discussed in Note 9, the Company issued 1,600,000 shares of common stock for the conversion of the $800,000 convertible note payable reflected at September 30, 2009, and the accrued interest through February 25, 2010 of $55,143 at $0.53 per share.

April 01, 2010 - The Company issued 21,666 shares of common stock in lieu of paying interest, to one investor in the 10% convertible debentures, with cash.  The interest totaled $16,250 and was converted to shares at a price of $0.75 per common share.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

May 04, 2010 - The Company issued 11,000 shares of common stock in lieu of paying cash for the rental of field equipment.   The value of the services was determined to be equivalent to the value of the shares issued at the closing stock price of that day, $0.47 per share, or $5,170.

June 28, 2010 - The Company issued 10,000 shares of common stock in conversion of $3,000 of principal  to one of the holder’s of the 10% convertible debentures,  in agreement with the terms thereof referenced above in Note 12,

July 20, 2010 - The Company issued the holders of the debentures 112,777 shares of the Company’s common stock in lieu of interest due and payable, totaling $33,833 as of July 01, 2010.  These were valued at $0.30 per share.

NOTE 14 - STOCK BASED COMPENSATION

The Company’s board of directors approved a stock option plan on August 11, 2009.   The purpose of the Plan is to provide employees and consultants of the Corporation and its Subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Corporation and its Subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Corporation, and to facilitate attracting and retaining employees and consultants of exceptional ability.  The total number of shares available for grant under the terms of the Plan is 4,000,000.  The stock option price is the market price of the share at the date of issuance, but may be changed by the Board of Directors or designee from time to time.  The stock options are non-transferable and expire not more than five (5) years from the date of the granting.

The Company recognizes compensation expense straight-line over the vesting term.  Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

During the year ended September 30, 2010, the Company granted  2,790,000 stock options to employees, contractors, board members and consultants exercisable at a price of $0.20 per share which expire September 2015.

At September 30, 2011, the Company had 2,040,000 options granted and outstanding.

The following table reflects the summary of stock options outstanding at September 30, 2011  and changes during the year ended September 30, 2011:

	Number of shares under options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance outstanding, September 30, 2009	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	2,790,000	$0.20	$558,000	-
Balance outstanding, September 30, 2010	2,790,000	0.20	558,000	$279,000
Forfeited	(750,000)	0.20	(150,000)	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2011	2,040,000	$0.20	$408,000	$-

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The  underlying assumptions used to calculate the fair value are as follows:

Year Ended September 30, 2010
Dividend yield	-
Expected volatility	99.3%
Risk free interest rate	1.43%
Expected life	5 years

A summary of the status of the Company’s nonvested stock options outstanding at September 30, 2011 is presented as follows:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

	Number of options	Weighted Average Grant Date Fair Value Per Share	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2009	-	$-	$-
Granted	2,790,000	0.16	438,873
Vested	(1,275,000)	0.16	(200,560)
Forfeited	-		-
Nonvested, September 30, 2010	1,515,000	$0.16	$$238,813
Granted	-	-	-
Vested	(605,000)	0.16	(213,144)
Forfeited	(750,000)	-	-
Nonvested, September 30, 2011	160,000	$0.16	$25,669

As of September 30, 2011, there was $25,669 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.1  years.

NOTE 15 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 12, 166,000 warrants were issued for services provided in execution of the debentures. As discussed in Note 8, the share purchase and broker warrants are treated as derivatives.  The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0..45, current market price of $0.63 per share and an expected life of 3.5 years.  The warrants expire June 14, 2013.

In conjunction with the issuance of the $500,000 convertible debentures on or about October 26, 2010, described in Note 12, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $8,854 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.16 per share and an expected life of 3.5 years.  The warrants expire April 26, 2014.

The fair value of the broker warrants were expensed as financing costs.

A summary of the Company's share purchase and broker warrants outstanding at September 30, 2011 is presented as follows:

	Broker warrants	Broker warrant exercise price	Share purchase warrants	Warrant exercise price
Balance outstanding, September 30, 2009	-		-
Granted	166,000	$0.45	5,000,000	$0.45
Exercised	-	-	(3,000,000)	$0.45
Forfeited	-	-	-	-
Balance outstanding, September 30, 2010	166,000	$0.45	2,000,000	$0.45
Granted	55,335	$0.18	2,777,778	$0.18
Exercised	-		-
Granted	-		-
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 7 and  12.

NOTE 16 - RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's President, CEO and member of the board of directors.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management, LLC for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

NOTE 17 - SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year ended September 30,
	2011	2010
Supplemental disclosures:
Interest paid	$155,082	$111,476
Income taxes paid	-	-

Noncash Financing and Investing Activities:
Common stock issued for conversion of debentures	$718,000	$3,000
Expiration of option to purchase unproved properties	116,233	-
Cancelled proved property development	72,999	-
Account payable for option to purchase unproved properties		(116,233)
Account payable for option to purchase proved properties		(72,999)
Account payable converted to note payable	254,135	227,914

NOTE 18 - INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal years ended September 30, 2011 and 2010.

The deferred tax assets were calculated based on an expected future combined tax rate of 40% consisting of maximum statutory federal tax rate of 35% and state taxes calculated at the rate of 5%, which is net of the expected federal income tax benefit.

The components of the Company’s net deferred tax assets are as follows:

	2011	2010

Deferred tax assets arising from:
Non-deductible share based compensation	$166,000	$81,000
Property, plant and equipment	876,000	473,000
Net operating loss carryforward	3,033,000	1,783,000
	4,075,000	2,337,000
Less valuation allowance	(4,075,000)	(2,337,000)
Net deferred tax assets	$-	$-

As management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2011 and 2010.

The Company has approximately $7.5 million of federal and state net operating loss carryforwards that expire through 2025 and 2028 that may be used to offset future taxable income.

Based on the net loss for the year ended September 30, 2011 and 2010, of $4,341,393 and $8,576,582, respectively, the income tax benefit shown in the financial statements for the years ended September 30, 2011 and 2010 differs from the statutory rate as follows:

	2011 Amount	Rate	2010 Amount	Rate

Provision (benefit) at federal statutory rate	$(1,519,000)	35%	$(3,002,000)	35.0%
Permanent differences-financing instruments	(2,000)	0.1%	2,068,000	(24.0%)
Effect of state taxes	(217,000)	5%	(429,000)	5.0%
Increase in valuation allowance	1,738,000	(40.1%)	1,363,000	(16.0%)
Total	$-	-	$-	-

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on the results of operations or financial position as of September 30, 2011 or 2010.  Therefore, the Company does not have an accrual for

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

uncertain tax positions as of September 30, 2011 or 2010.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2008 through 2011 remain subject to examination by state and federal tax authorities.

NOTE 19 - CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management has determined that certain errors were contained in the Company's financial statements for the year ended September 30, 2010.

The errors were related to an incorrect application of conversion option derivative and warrant derivative accounting related to convertible debentures entered into by the Company on or about December 14, 2009, April 23, 2010 and October 18, 2010 (Note 12).   As discussed in Note 2, embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.

Management has also assessed undeveloped properties in both North Dakota and Kansas and determined restatement of financial statements is appropriate for the quarters ended June 30, 2011 and prior.   The Uniontown, Kansas project was acquired for $2,200,000 in 2007, and consisted of mineral leases covering approximately 35,000 acres in Bourbon County, KS.  During 2008, it was determined that the Company only actually permitted approximately one-third of the leases it had acquired initially, and therefore recognized an impairment for the remaining two-thirds of the original cost ($1,474,000).  Throughout 2007 and 2008, the Company paid approximately $295,000 to renew these leases, each for a term of three years.  The payments represented acquisition costs, and since the property was not yet in production the leases should not have been subject to amortization but is instead subjected to an annual impairment test, and consequently, the asset was understated by the accumulated amortization for the prior year ended September 30, 2010 of $256,486, amortization expense is overstated by the amount taken that year of $93,752.

The adjustments required to appropriately record these adjustments are material to the previously filed financial statements, thus management is restating these financial statements.  The accompanying financial statements have been restated to reflect the corrections.   As discussed in Note 1, certain reclassifications have been made for comparative purposes.

The effects of the Company's previously issued 2010 audited financial statements are summarized as follows:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Balance sheet

	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash	$56,280	$-	$56,280
Trade receivables	225,415	-	225,415
Other current assets	4,344	-	4,344
TOTAL CURRENT ASSETS	286,039	-	286,039

PLANT, PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	2,126,445	256,486	2,382,931
Proved and developed oil and gas properties, net	6,647,808	-	6,647,808
Computers, office equipment and furniture, net	19,616	-	19,616
NET PLANT, PROPERTY AND EQUIPMENT	8,793,869	256,486	9,050,355

OTHER CURRENT ASSETS	56,900	-	56,900
TOTAL ASSETS	$9,136,808	$256,486	$9,393,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,101,848	$8	$1,101,855
Due to royalty and working interest holders	135,384	-	135,384
Other payables, interest and taxes accrued	178,358	-	178,358
Conversion option derivative	-	848,300	848,300
Warrant derivative liability	-	498,180	498,180
Notes payable in less than one year	227,914	-	227,914
TOTAL CURRENT LIABILITIES	1,643,504	1,346,488	2,989,991

LONG TERM LIABILITIES
Asset Retirement Obligation	154,928	-	154,928
Investment by joint venture partner	250,000	-	250,000
Convertible debentures	1,497,000	-	1,497,000
Less unamortized discount on debentures	(740,854)	(241,710)	(982,564)
TOTAL LONG-TERM LIABILITIES	1,161,074	(241,710)	919,364

TOTAL LIABILITIES	2,804,578	1,104,778	3,909,355

STOCKHOLDERS' EQUITY
Common stock	48,980	-	48,980
Additional paid-in capital	17,108,319	2,400,136	19,508,456
Accumulated deficit	(10,825,069)	(3,248,428)	(14,073,497)
TOTAL STOCKHOLDERS' EQUITY	6,332,230	(848,292)	5,483,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,136,808	$256,486	$9,393,294

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Statement of Operation

	Previously reported	Increase (Decrease)	Restated

REVENUE
Oil sales	$612,607	$-	$612,607
Natural gas sales	72,101	-	72,101
TOTAL REVENUE	684,708	-	684,708

OPERATING EXPENSES
Production costs - oil	286,464	-	286,464
Production costs - natural gas	26,060	-	26,060
Depreciation, depletion and amortization	986,245	(107,837)	878,408
Loss on write-off and sales of leases and equipment	78,137	-	78,137
Impairment of proved properties	811,339	-	811,339
General and administrative	1,292,359	-	1,292,359
TOTAL OPERATING EXPENSES	3,480,604	(107,837)	3,372,767

OPERATING LOSS	(2,795,896)	(107,837)	(2,688,059)

OTHER INCOME (EXPENSE)
Interest and financing costs	(299,617)	49,218	(250,399)
Loss on initial recording of derivatives	-	(4,914,580)	(4,914,580)
Gain (loss) on extinguishment and conversion of debt	(1,466,978)	(2,100)	(1,469,078)
Gain (loss) on change in fair value of conversion option derivative	-	2,249,400	2,249,400
Gain (loss) on change in fair value of warrant derivative	-	(1,133,600)	(1,133,600)
Amortization of discount on debentures	(759,146)	241,710	(517,436)
Accretion of asset retirement obligation	-	(14,084)	(14,084)
Other income (expense)	160,256	998	161,254
TOTAL OTHER INCOME (EXPENSE)	(2,365,485)	(3,523,038)	(5,888,523)

LOSS BEFORE INCOME TAX	(5,161,381)	(3,415,201)	(8,576,582)

Provision for income tax	-	-	-

NET LOSS	$(5,161,381)	$(3,415,201)	$(8,576,582)

NOTE 20 - SUBSEQUENT EVENTS

On October 4, 2011, the Company issued 472,604 shares of common stock in lieu of paying interest with cash, to holders of 10% convertible debentures described in Note 12.  The interest totaled $33,362 and was issued at the 5-day variable weighted-average price (VWAP) of $0.0706 per share.

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

There is no pending litigation or proceeding involving any director or officer of the Company for which indemnification is being sought.

On July 1, 2008, the Company leased office space for a period of three years for a fixed monthly rental of $1,500.  On December 1, 2011, the Company leased office space for a period of four years for fixed monthly rental of $2,500.  Accordingly, the Company's commitment to make these lease payments for each successive year is $30,000.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

The Company is obligated to pay royalties to holders of oil and natural gas interests in both North Dakota and Kansas operations.  The Company also is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses.  The amounts are based on monthly oil and natural gas sales and are charged monthly net of to oil and gas revenue and recognized as "Due to royalty and working interest holders" on the Company's balance sheet.

NOTE 22 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

In January 2010, the FASB issued an ASU to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules discussed in Note 1.  The significant revisions involved revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves the period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements.  In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements.  The amendments are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.  Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2009.  The new guidelines have expanded the definition of proved undeveloped reserves that can be recorded from an economic producer did not impact or prove undeveloped reserves.

The Company follows the guidelines prescribed in ASC 932 for computing a standardized measure of future cash net cash flows and changes therein relating to estimated proved reserves.  Future cash inflows and future production and development costs are determined by applying prices and costs, including transportation, quality and basis differentials to the year-end estimated quantities of oil and gas to be produced in the future.  The resulting net cash flows are reduced to present value amounts by applying a ten percent annual discount factor.  Future operating costs are determined based on estimates of expenditures to be incurred in producing the proved oil and gas reserves in place at the end of the period using year-end costs and assuming continuation of existing conditions, plus Company overhead incurred.  Future development costs are determined based on estimates of capital expenditures to be incurred in developing proved oil and gas reserves.

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC.  The assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from these reserves, no their present value.  The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process.  The Company emphasizes that reserve estimates are inherently imprecise and that estimate of new discoveries and undeveloped locations are more imprecise than estimates of establishing proved producing oil and gas properties.

Proved oil reserve quantities at September 30, 2011 and 2010, and the related future net cash flows are based on the estimates prepared by independent petroleum engineers.  The following reserve quantity and future net cash flow information for 2011 and 2010 was prepared by McDaniel & Associates Consultants, Ltd and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.  The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2011 and 2010.

All of the Company's oil and gas reserves are within the continental United States in the states of North Dakota and Kansas.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company's net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2011 and 2010:

Crude Oil (Net Bbls)
September 30, 2009	148,900
Revisions of previous estimates	(50,200)
Purchase of minerals in place	-
Production	(19,300)
September 30, 2010	79,400
Revisions of previous estimates	2,700
Purchase of minerals in place	8,400
Production	(9,100)
September 30, 2011	81,400

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Oil reserves

Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved undeveloped and proved developed producing and non-producing reserves for the years ending September 30, 2011 and 2010:

	2011		2010
	In Barrels	Reserve Value ($)	In Barrels	Reserve Value ($)
Proved developed producing	47,000	1,454,600	53,400	1,490,500
Proved developed non-producing	8,400	277,300	-	-
Proved undeveloped reserves	26,000	114,500	26,000	49,800
Total proved reserves	81,400	1,846,400	79,400	1,540,300
Probable reserves	23,100	539,900	25,200	665,400
Total proved and probable reserves	104,500	$ 2,386,300	104,600	$ 2,205,700

Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to the Company's oil and natural gas producing activities are summarized as follow in $ thousands:

	Year Ended September 30,
	2011	2010
Unproved properties	$3,976	$4,294
Proved properties	2,358	2,358
Wells and equipment	5,501	7,128
Total capitalized costs	$11,835	$13,780
Less: Allowance for depreciation, depletion, amortization and lease impairment	(6,954)	(4,749)
TOTAL	$4,881	$9,031

The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred in Oil and Gas Producing Activities (in $ thousands)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $ thousands:

	Year Ended September 30,
	2011	2010
Property acquisitions
Unproved properties	$47	$148
Proved properties (includes wells, equipment and related facilities acquired with proved reserves)		1,954
Exploration	-	-
Production and development capital expenditures	-	-
TOTAL	$47	$2,102

Standardized Measure of Discounted Future Net Cash Flow

The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved developed oil reserves for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Future cash flows	$3,079,000	$3,328,700
Future oil and natural gas operation expenses	(830,000)	(1,044,700)
Future abandonment costs	(128,000)	(178,100)
Future severance tax	(154,000)	(171,400)
Future income tax expense	-	-
Future net cash flows	1,967,000	1,934,500
Less: 10% annual discount for estimating timing of cash flow	(512,000)	(444,000)
Standardized measure of discounted future net cash flow	$1,455,000	$1,490,500

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, corporate overhead items, interest expense and other incomes expense, gains and losses.  Therefore, these results are on a different basis than results of operations reported upon in the consolidated statement of operations.

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.  Because of limited funding, exploration activities were not conducted in the years ended September 30, 2011 and 2010.

	2011	2010
Operating revenue	$363,122	$684,707
Costs and expenses
Exploration expenses	-	-
Production expenses	177,161	312,579
Depreciation, depletion and amortization	962.131	866,418
Loss on abandonment of unproved properties	1,020,479	-
Loss (gain) on write off and sales of leases and equipment	1,301,566	78,137
Impairment of proved properties	280,963	811,339
General and administrative expenses	6,681	32,784
Total costs and expenses	3,748,981	2,101,257

Loss from Operations	(3,385,859)	(1,416,549)
		-
Other income (expense)	(15,493)	79,300
Net results for operations	$(3,401,352)	$(1,337,249)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company was notified on October 31, 2011 that the audit practice of BehlerMick PS, the Company's independent registered public accounting firm ("BehlerMick"), was no longer practicing public accounting and ceased operations.   As of November 1, 2011 BehlerMick resigned as the independent registered public accounting firm of the Company and upon recommendation of the Audit Committee of the Company's Board of Directors, the Company accepted BehlerMick's resignation on November 4, 2011.

BehlerMick performed audits of the Company's financial statements for the years ended September 30, 2010, and September 30, 2009.  BehlerMick's reports did not did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report on JayHawk Energy's consolidated financial statements contained an explanatory paragraph with respect to uncertainty as to the Company’s ability to continue as a going concern.

During the two years ended September 30, 2010, and September 30, 2009, there were no disagreements with BehlerMick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to BehlerMick's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report. For the year ended September 30, 2010, and through November 4, 2011, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On November 11, 2011, and with the approval of the Company's Board of Directors, the Company engaged DeCoria Maichel and Teague, P.S. ("DMT") as the Company's independent registered public accounting firm.

During the year ended September 30, 2010, and through November 11, 2011 (the date DMT was appointed), the Company did not consult DMT with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements, or any other matters or reportable events as defined in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Management has determined that certain errors were contained in the Company's financial statements for the quarters within the year ended September 30, 2011 and the year ended September 30, 2010.  Disclosures are provided in Note 19 to the Company's financial statements, and management does not intend on filing quarterly financial statements amendments.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Management has determined that certain errors were contained in the Company's financial statements for the quarters within the years ended September 30, 2011 and 2010, and the year ended September 30, 2010. As described in Note 19 to the Consolidated Financial Statements and Item 9B - Other Information (below), the Company is restating the quarters within the years ended September 30, 2011 and 2010, and the year ended September 30, 2010.

Management also assessed undeveloped properties in both North Dakota and Kansas and determined restatement of financial statements is appropriate for the quarters ended June 30, 2011 and prior.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

As discussed in Note 19 of the Company's Notes to the Consolidated Financial Statements and pursuant to the  January 27, 2012 8K/A filed disclosing restatement of a material misstatement resulting from i) derivative accounting of warrants and convertible debt and ii) accounting for  unproved and undeveloped property leases.

The effect of the Company's previously issued 2010 quarterly financial statements are summarized as follows:

Balance sheets (Unaudited)

	December 31, 2009			March 31, 2010
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 52,892	-	$ 52,892	$ 826,698	-	$ 826,698
Trade receivables	277,554	-	277,554	129,284	-	129,284
Other current assets	1,454	-	1,454	15,364	-	15,364
TOTAL CURRENT ASSETS	1,231,900	-	1,231,900	971,346	-	971,346

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	2,213,083	162,735	2,375,818	2,151,743	162,735	2,314,478
Proved and developed properties, net	5,790,279	-	5,790,279	6,961,389	-	6,961,389
Computers, office equipment and furniture, net	28,608	-	28,608	25,611	-	25,611
PROPERTY AND EQUIPMENT	8,031,970	162,735	8,194,705	9,138,743	162,735	9,301,478
OTHER LONG-TERM ASSETS	55,100	-	55,100	56,900	-	56,900
TOTAL ASSETS	$ 9,318,970	$ 162,735	$ 9,481,705	$10,166,989	$ 162,735	$10,329,724

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 269,182	-	$ 269,182	$ 1,496,894	$ -	$ 1,496,894
Due to royalty and working interests	139,845	-	139,845	94,420	-	94,420
Other accrued payables, interest and taxes	141,720	-	141,720	82,426	-	82,426
Conversion option derivative	-	2,310,000	2,310,000	-	2,700,000	2,700,000
Warrant derivative liability	-	2,564,460	2,564,460	-	154,380	154,380
Note payable in less than one year	800,000	-	800,000	-	-	-
Current portion, long-term debt	-	-	-	-	-	-
TOTAL CURRENT LIABILITIES	1,350,747	4,874,460	6,225,207	1,673,740	2,854,380	4,528,120

LONG TERM LIABILITIES
Asset retirement obligations	144,045	-	144,045	147,886	-	147,886
Investment by joint venture partner	-	-	-	-	-	-
Convertible debentures	900,000	-	900,000	900,000	-	900,000
Unamortized discount	(900,000)	-	(900,000)	(412,244)	375,256	(787,500)
TOTAL LONG TERM LIABILITIES	1,350,747	-	144,045	635,642	375,256	260,386

STOCKHOLDERS' EQUITY
Common stock	45,113	-	45,113	48,825	-	48,825
Additional paid-in capital	13,880,587	(903,599)	12,976,988	16,198,997	3,046,400	19,245,397
Accumulated deficit	(6,101,522)	(3,808,126)	(9,9096,48)	(8,360,215)	(5,392,789)	(13,753,004)
TOTAL STOCKHOLDERS' EQUITY	7,824,178	(4,711,725)	3,112,453	7,887,607	(2,346,389)	5,541,218

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,318,970	$ 162,735	$ 9,481,705	$10,196,989	$ 132,735	$10,329,724

	June 30, 2010
	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 821,817	$ -	$ 821,817
Trade receivables	90,494	-	90,494
Other current assets	6,879	-	6,879
TOTAL CURRENT ASSETS	919,190	-	919,190

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	2,078,773	162,735	2,241,508
Proved and developed properties, net	7,282,237	25,055	7,532,292
Computers, office equipment and furniture, net	22,613	-	22,613
PROPERTY AND EQUIPMENT	9,383,623	412,790	9,796,413
OTHER LONG-TERM ASSETS	56,900	-	56,900
TOTAL ASSETS	$ 10,359,713	$ 412,790	$ 10,772,503

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,523,670	-	$ 1,523,670
Due to royalty and working interests	128,440	-	128,440
Other accrued payables, interest and taxes	106,218	-	106,218
Conversion option derivative	-	1,247,500	1,247,500
Warrant derivative liability	-	584,820	584,820
Note payable in less than one year	-	-	-
Current portion, long-term debt	-	-	-
TOTAL CURRENT LIABILITIES	1,758,328	1,832,320	3,590,648

LONG TERM LIABILITIES
Asset retirement obligations	151,407	-	151,407
Investment by joint venture partner	-	250,000	250,000
Convertible debentures	1,497,000	(671,230)	825,770
Unamortized discount	(902,977)	388,690	(514,287)
TOTAL LONG TERM LIABILITIES	745,430	(32,540)	712,890

STOCKHOLDERS' EQUITY
Common stock	48,868	-	48,868
Additional paid-in capital	16,822,284	2,451,890	19,274,174
Accumulated deficit	(9,015,197)	3,838,880	(12,854,077)
TOTAL STOCKHOLDERS' EQUITY	7,855,955	$(1,386,990)	6,468,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,359,713	$ 412,790	$ 10,772,503

Statements of Operations (Unaudited)

	For the three months ended December 31, 2009			For the six months ended March 31, 2010
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 170,307	$ -	$ 170,307	$ 346,576	$ -	$ 346,576
Natural gas sales	24,094	-	24,094	42,638	-	42,638
TOTAL REVENUE	194,401	-	194,401	389,214		389,214

OPERATING EXPENSES
Production costs - oil	71,815	(22,340)	49,835	152,279	-	152,279
Production costs - natural gas	6,510	8	6,158	15,916	-	15,916
Depreciation, depletion and amortization	291,926	-	291,926	522,794	-	522,794
Loss on write-off and sales of leases and equipment	-	-	-	-	-	-
General and administrative	209,781	-	209,781	435,163		435,163
TOTAL OPERATING EXPENSES	580,032	(22,332)	557,700	1,126,152	-	1,126,152

OPERATING LOSS	$ (385,631)	$ (22,332)	$ (363,299)	$ (736,938)	$ -	$(736,938)

OTHER INCOME (EXPENSE)
Interest and financing costs	-	(70,729)	(70,729)	(108,366)	-	(108,366)
Loss on initial recording of derivative liabilities	-	(2,894,580)	(2,894,580)	-	(2,890,980)	(2,890,980)
Gain (loss) on extinguishment of debt	-	-	-	(1,466,978)	-	(1,466,978)
Gain (loss) on change in fair value of conversion option derivative	-	(510,000)	(510,000)	-	(900,000)	(900,000)
Gain (loss) on change in fair value of warrant derivative	-	(569,880)	(569,880)	-	(2,109,800)	(2,109,800)
Amortization of discount on debentures	-	-	-	(457,756)	345,256	(112,500)
Accretion of asset retirement obligation	-	(3,201)	(3,201)	-	(7,042)	(7,042)
Other income (expense)	(52,203)	77,530	25,327	73,513	2,668	76,181
TOTAL OTHER INCOME (EXPENSE)	(52,203)	$ (3,970,860)	(4,023,063)	(1,959,587)	(5,559,898)	(7,519,485)

LOSS BEFORE INCOME TAX	(437,834)	$ (3,948,528)	(4,386,362)	(2,696,525)	(5,559,898)	(8,256,423)

Provision for income tax	-	-	-	-	-

NET LOSS	$ (437,834)	$ (3,948,528)	$ (4,386,362)	$ (2,696,525)	$(5,559,898)	$(8,256,423)

	For the nine months ended June 30, 2010
	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 454,844	-	454,844
Natural gas sales	56,504	-	56,504
TOTAL REVENUE	511,348	-	511,348

OPERATING EXPENSES
Production costs - oil	199,150	-	199,150
Production costs - natural gas	23,417	-	23,417
Depreciation, depletion and amortization	740,191	-	740,191
Loss on write-off and sales of leases and equipment	-	78,137	78,137
Impairment of proved properties	-	-	-
General and administrative	721,388	-	721,388
TOTAL OPERATING EXPENSES	1,684,146	78,137	1,762,283

OPERATING LOSS	(1,172,798)	(78,137)	(1,250,935)

OTHER INCOME (EXPENSE)
Interest and financing costs	(97,831)	(92,503	(190,334)
Loss on initial recording of derivative liabilities	-	(4,915,270	(4,915,270)
Gain (loss) on extinguishment of debt	(1,466,978)	-	(1,466,978)
Gain (loss) on change in fair value of conversion option derivative	-	1,850,200	1,850,200
Gain (loss) on change in fair value of warrant derivative	-	(1,220,240)	(1220240
Amortization of discount on debentures	(595,934)	283,641	(312293)
Accretion of asset retirement obligation	(10,563)	-	(10,563)
Other income (expense)	(7,405)	166,268	158,863
TOTAL OTHER INCOME (EXPENSE)	(2,178,711)	(3,927,904)	(6,106,615)

LOSS BEFORE INCOME TAX	(3,351,509)	(4,006,041)	(7,357,550)
Provision for income tax
NET LOSS	$(3,351,509)	$(4,006,041)	$(7,357,550)

The effect of the Company’s previously issued 2011 quarterly financial statements is summarized as follows:

Balance sheets (Unaudited)

	December 31, 2010			March 31, 2011
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 221,355	$ -	$ 221,355	$ 70,914	$ -	$ 70,914
Trade receivables	87,721	-	87,721	101,101	-	101,101
Other current assets	3,498	-	3,498	9,867	-	9,867
TOTAL CURRENT ASSETS	312,574	-	312,574	181,882	-	181,882

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	1,930,795	274,872	2,205,667	1,923,429	270,110	2,193,539
Proved and developed properties, net	6,546,811	-	6,546,811	6,434,430	-	6,434,430
Computers, office equipment and furniture, net	16,618	-	16,618	13,621	-	13,621
PROPERTY AND EQUIPMENT	8,494,224	274,872	8,769,096	8,371,480	270,110	8,641,590
OTHER LONG-TERM ASSETS	56,900	-	56,900	57,000	-	57,000
TOTAL ASSETS	$ 8,863,698	$ 274,872	$ 9,138,570	$8,610,362	$ 270,110	$8,880,472

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 946,156	-	$ 946,156	$ 773,917	-	$ 773,917
Due to royalty and working interests	62,650	-	62,650	75,560	-	75,560
Other accrued payables, interest and taxes	165,088	-	165,088	263,472	-	263,472
Conversion option derivative	-	445,890	445,890	-	529,584	529,584
Warrant derivative liability	-	449,920	449,920	-	578,234	578,234
Note payable in less than one year	92,302	-	92,302	257,960	-	257,960
Current portion, long-term debt	-	-	-	-	-	-
TOTAL CURRENT LIABILITIES	1,266,196	895,810	2,162,006	137,905	1,1078,18	2,478,727

LONG TERM LIABILITIES
Asset retirement obligations	158,801	-	158,801	162,674	-	162,674
Investment by joint venture partner	250,000	-	250,000	250,000	-	250,000
Convertible debentures	1,631,500	-	1,631,500	1,606,500	-	1,606,500
Unamortized discount	(958,230)	(116,045)	(1,074,275)	(777,460)	(55,704)	(833,164)
TOTAL LONG TERM LIABILITIES	1,082,071	(116,045)	966,026	1,241,714	(55,704)	1,186,010

STOCKHOLDERS' EQUITY
Common stock	51,142	-	51,142	51,296	-	51,296
Additional paid-in capital	18,058,903	1,915,244	19,974,147	18,133,740	1,919,928	20,053,668
Accumulated deficit	(11,594,614)	2420,137	(14,014,751)	(12,187,297)	(2,701,932)	(14,889,229)
TOTAL STOCKHOLDERS' EQUITY	6,515,431	(504,893)	6,010,538	$ 5,997,739	(782,004)	5,215,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,863,698	$ 274,872	$ 9,138,570	$ 8,610,362	$ 270,110	$ 8,880,472

	June 30, 2011
	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 48,872	$ -	$ 48,872
Trade receivables	46,655	-	46,655
Other current assets	9,592	-	9,592
TOTAL CURRENT ASSETS	105,119	-	105,119

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	1,853,088	279,877	2,132,965

Proved and developed properties, net	5,960,798	-	5,960,798
Computers, office equipment and furniture, net	10,623	-	10,623
PROPERTY AND EQUIPMENT	7,824,509	279,877	8,104,386
OTHER LONG-TERM ASSETS	107,000	-	107,000
TOTAL ASSETS	$ 8,036,628	$ 279,877	$ 8,316,505

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 388,878	$ -	$ 388,878
Due to royalty and working interests	70,521	-	70,521
Other accrued payables, interest and taxes	133,581	-	133,581
Conversion option derivative	-	327,748	327,748
Warrant derivative liability	-	328,278	328,278
Note payable in less than one year	168,765	-	168,765
Current portion, long-term debt	-	-	-
TOTAL CURRENT LIABILITIES	761,745	656,026	1,417,771

LONG TERM LIABILITIES
Asset retirement obligations	166,548	-	166,548
Investment by joint venture partner	250,000	-	250,000
Convertible debentures	1,466,500	-	1,466,500
Unamortized discount	(585,859)	14,097	(571,763)
TOTAL LONG TERM LIABILITIES	1,297,188	14,097	1,311,285

STOCKHOLDERS' EQUITY
Common stock	56,237	-	56,237
Additional paid-in capital	18,777,051	1,954,998	20,732,049
Accumulated deficit	(12,855,593)	(2,345,244)	(15,200,837)
TOTAL STOCKHOLDERS' EQUITY	5,977,695	390,246	5,587,449

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,036,628	$ 279,877	$ 8,316,505

Statements of Operations (Unaudited)

	For the three months ended December 31, 2010			For the six months ended March 31, 2011
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 69,051	$ -	$ 69,051	$ 150,415	$ -	$150,415
Natural gas sales	10,415	-	10,415	20,940	-	20,940
TOTAL REVENUE	79,466	-	79,466	171,355	-	171,355

OPERATING EXPENSES
Production costs - oil	35,692	-	35,692	68,421	-	68,421
Production costs - natural gas	2,310	-	2,310	2,968	-	2,968
Depreciation, depletion and amortization	210,053	(22,258)	187,795	385,116	(21,369)	363,747
Loss on write-off and sales of leases and equipment	-	-	-	-	-	-
Impairment of proved properties	-	-	-	-	-	-
General and administrative	230,714	-	230,714	492,443	-	492,443
TOTAL OPERATING EXPENSES	478,769	(22,258)	456,511	948,948	(21,369)	927,579

OPERATING LOSS	$ (399,303)	$ (22,258)	$ (377,045)	$ (777,593)	$ (21,369)	$(756,224)

OTHER INCOME (EXPENSE)
Interest and financing costs	(43,680)	(52,888)	(96,568)	(140,255)	(1,083)	(141,338)
Loss on initial recording of derivative liabilities	-	(342,187)	(342,187	-	(342,187)	(342,187)
Gain (loss) on extinguishment of debt	(95,348)	(63,010)	(158,358)	(101,459)	(59,181)	(160,640)

Gain (loss) on change in fair value of conversion option derivative	-	724,104	724,104	-	627,910	627,910
Gain (loss) on change in fair value of warrant derivative	-	501,558	501,558	-	373,244	373,244
Amortization of discount on debentures	(174,279)	(10,568)	(184,847)	(342,922)	(69,643)	(412,565)
Accretion of asset retirement obligation	-	(3,873)	(3,873)	-		(7,746)
Other income (expense)	(52,889)	52,889	-	-	1,084	1,084
TOTAL OTHER INCOME (EXPENSE)	(366,196)	806,025	439,829	(584,636)	522,398	(62,238)

LOSS BEFORE INCOME TAX	(765,499)	828,283	62,784	(1,362,229)	543,767	(818,462)

Provision for income tax	-	-	-	-

NET LOSS	$ (765499)	$ 828,283	$ 62,784	$ (1,362,229)	$ 543,767	$(818,462)

	For the nine months ended June 30, 2011
	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 195,794	-	$ 195,794
Natural gas sales	28,294	-	28,294
TOTAL REVENUE	224,088	-	224,088

OPERATING EXPENSES
Production costs - oil	88,264	-	88,264
Production costs - natural gas	6,315	-	6,315
Depreciation, depletion and amortization	578,467	(23,390)	555,077
Loss on write-off and sales of leases and equipment	102,875	360	102,515
Impairment of proved properties	-	-	-
General and administrative	675,757	-	675,757
TOTAL OPERATING EXPENSES	1,451,678	(23,030)	1,427,928

OPERATING LOSS	(1,227,590)	(23,030)	(1,203,840)

OTHER INCOME (EXPENSE)
Interest and financing costs	(210,685)	765	(209,920)
Loss on initial recording of derivative liabilities	-	(342,187)	(342,187)
Gain (loss) on extinguishment of debt	-	(218,457)	(218,457)
Gain (loss) on change in fair value of conversion option derivative	-	806,342	806,342
Gain (loss) on change in fair value of warrant derivative	-	623,200	623,200
Amortization of discount on debentures	(635,982)	7,043	(628,939)
Accretion of asset retirement obligation	(11,620)	-	(11,620)
Other income (expense)	55,352	-	55,352
TOTAL OTHER INCOME (EXPENSE)	(802,935)	876,706	73,771

LOSS BEFORE INCOME TAX	(2,030,525)	899,736	(1,130,069)
Provision for income tax	-
NET LOSS	$(2,030,525)	$ 900,456	$(1,130,069)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Lindsay E. Gorrill	50	Chief Executive Officer, President and Director
Kelly J. Stopher	49	Chief Financial Officer
Matthew J. Wayrynen	50	Chairman of the Board and of Compensation Committee
Jeffrey W. Bright	47	Director, Chairman of Nominating Committee
Tyrone Docherty	51	Director, Chairman of Audit Committee

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

Lindsay E. Gorrill - CEO, President and Director

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as Chief Executive Officer, Chief Financial Officer and as a member of the Company's Board of Directors since July 2007. Mr. Gorrill has also, in the past, served as the Company's Chief Financial Officer and also President (an office he currently holds as well).  He has also served as President and Treasurer of Star Gold Corp., a company quoted on the OTC Bulletin Board since February 2008.  Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board since August 2008.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004.  Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company since September 2009.

Kelly J. Stopher - CFO

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on September 28, 2010. Mr. Stopher’s has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies  From March, 20010 through September, 2010, Mr. Stopher worked for Allied Security.  Mr. Stopher worked as business relationship manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as CFO for Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business Solutions in Boise, ID specializing in enterprise accounting software systems.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as Chief Financial Officer for Star Gold Corp., a company quoted on the OTC Bulletin Board, and was appointed to that position in October 2010.  Mr. Stopher holds a bachelors degree from Washington State University in Business Administration - Accounting.

Matthew J. Wayrynen - Director

Mr. Wayrynen was appointed to the Board of Directors on April 30, 2008.  Mr. Wayrynen is a citizen of Canada.  He also serves as a director of Deer Horn Metals, Inc. (since 2009), as a director of Avino Silver & Gold Mines, Ltd. (since 2004), as a director and President of American Uranium Corporation (since 2010) and as a director, President and CEO of Berkley Resources, Inc. (since 2003).  Mr. Wayrynen also serves as Director, President and CEO of Encore Renaissance Resource Corp.  Prior to these positions Mr. Wayrynen was a broker with Golden Capital Securities, located in Vancouver, British Columbia.  Mr. Wayrynen is not an officer or director of any other U.S. reporting company.

Tyrone Docherty - Director

Mr. Docherty was appointed to the Board of Directors on July 10, 2008.  Mr. Docherty is a citizen of Canada and is presently the CEO and a director of Deer Horn Metals, Inc.  Prior to this position he was president and CEO of Quinto Mining Corporation from June 1997 to June 2008.  Mr. Docherty is not an officer or director of any other U.S. reporting company.

Jeffrey W. Bright - Director

Mr. Bright was appointed to the Board of Directors on April 30, 2008.  Mr. Bright is a citizen of Canada.  Mr. Bright has worked as an attorney since 2003, currently employed with Miller Thomson LLP of Calgary, Alberta, Canada. Mr. Bright was previously legal counsel for Agrium Inc., located in Calgary Alberta, Canada.  He is a member of the Association of International Petroleum Negotiators, and the Canadian and American Bar Associations.  Mr. Bright is not an officer or director of any other U.S. reporting entity.

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

The Company have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on the review of such forms that the Company received, or written representations from reporting persons that no Forms 5s were required for such persons, the Company believe that, during all prior fiscal periods, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Code of Ethics

The Company's Board of Directors has adopted a Code of Business Conduct and Ethics Compliance Program and an Insider Trading Policy providing guidelines with respect to transactions in Company securities and is applicable to all directors, officers, employees and consultants who receive or have accesses to material non-public Company information.

Corporate Governance

Audit Committee

On June 30, 2008 JayHawk established an audit committee of its Board of Directors, appointed Mr. Don Siemens as its Chairman, and adopted a "Code of Ethics" to promote honest and ethical conduct, proper disclosure of financial information and compliance with applicable laws, rules and regulations by all of the Company's employees and members of the board of directors.  Mr. Tyrone Docherty has served as Chairman of the Audit Committee since June 15, 2009.  Jeff W. Bright also serves on the Audit Committee.

Compensation Committee

Mathew J. Wayrynen has served as Chairman of the Compensation Committee since August 27, 2008.  Lindsay Gorrill and Tyrone Docherty also serve on the Compensation Committee.

Nominating Committee

Jeff W. Bright was appointed Chairman of the Nominating Committee. On August 27, 2008,  Lindsay Gorrill and Matthew Wayrynen also serve as members of the Nominating Committee.

Reserves Committee

Lindsay Gorrill has served as the Chairman of the Reserves Committee since April 29, 2011.  Jeff W. Bright also serves on the Reserves Committee.

Compensation Committee Interlocks and Insider Participation

Mathew J. Wayrynen has served as the Chairman of the Compensation Committee since August 27, 2008.  Lindsay Gorrill and Tyrone Docherty also serve as members of the compensation committee.

None of the Company's directors or executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of  JayHawk Energy Inc.'s board of directors.

Director Compensation

The table below sets forth, for the last fiscal year, the compensation earned by the Company's non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
						-
Matthew Wayrynen	11,250	-	15,730	-	-	-	$26,980
Tyrone Docherty	5,750	-	15,730	-	-	-	$21,480
Jeffrey Bright	4,500	-	11,798	-	-	-	$16,298

ITEM 11.  EXECUTIVE COMPENSATION

Each individual's total compensation consisted of cash paid as salary and recognition of options vested during the year ended September 30, 2011.  The following amounts were paid to the respective individuals.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Lindsay Gorrill, President/CEO	2011	40,000	-	-	86,516	-	-	-	$126,516
Kelly Stopher, CFO	2011	78,000	-	-	12,584	-	-	-	$90,584

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended September 30, 2011, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2010 and using the following assumptions: risk-free rate of 0.06% and 5.35%; volatility of 0.99; actual term and exercise price of options granted.  See Note 14 - Stock Based Compensation in the Notes to the Consolidated Financial Statements for additional details on option issuances.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 30, 2011:

· by each person who is known by us to beneficially own more than 5% of the Company's common stock;

· by each of the Company's officers and directors; and

· by all of the Company's officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	Percentage of Class (2)

Lindsay Gorrill, President/CEO	Common Stock		8.72%
611 E. Sherman, Coeur d'Alene, ID 83814		5,076,112
Kelly Stopher, CFO	Common Stock	1,000	0.00%
611 E. Sherman, Coeur d'Alene, ID 83814
Matthew Wayrynen	Common Stock	166,583	0.29%
570 Granville , Suite 900, Vancouver, BC V6C 3P1
Tyrone Docherty	Common Stock	48,169	0.08%
4672 Kensington Place, Delta, BC V4K 4W5
Jeff Bright	Common Stock	40,141	0.07%
1512 21A St. NW, Calgary, AB T2N 2M6
All Officers and Directors	Common Stock	5,332,005	9.16%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 58,236,245 shares of common stock outstanding as of September 30, 2011

Outstanding Equity awards at fiscal year ended September 30, 2011

Name, Title	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Lindsay Gorrill, President/CEO	1,100,000	-	-	$0.20	9/2/2015
Kelly Stopher, CFO	80,000	160,000	-	$0.20	9/28/2015

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in Note 13 - Common Stock in the Notes to the Consolidated Financial Statements, on April 13, 2011, the Company closed on a private placement offering in the amount of $321,000 (the “Offering”).  Under the terms of this Offering, the Company issued 2,675,000 shares of its common stock at $0.12 per share.  No warrants are associated with this Offering.  The Company's Chief Executive Officer, purchased $144,000 or 44.9% of the Offering.

As discussed in Note 16 - Related Party Transactions in the Notes to the Consolidated Financial Statements,  on July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's CEO.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company

The Company has no policy regarding entering into transactions with affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's predecessor auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2011 and 2010, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $41,526 and $37,648, respectively.  These amounts do not include any fees billed by the Company's current auditors, DeCoria, Maichel & Teague, PS

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

The Company's board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2011 and 2010.

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

14.1	Code of Ethics
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Auditor
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	2009 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors and Board Members

101*	XBRL Exhibits

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: February 14, 2012	By: /s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Chief Executive Officer and President	February 14, 2012

By: /s/ KELLY J. STOPHER Kelly J. Stopher	Chief Financial Officer	February 14, 2012

Directors: