Form 10-Q
period 2011-12-31
Jayhawk Energy, Inc.
filed 2012-02-21
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 20, 2012, there were 59,381,895 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31, 2011	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,165	$52,912
Trade accounts receivable (NOTE 4)	139,015	78,855
Other current assets	10,731	10,162
TOTAL CURRENT ASSETS	278,911	141,929

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net of accumulated amortization of $616,499 and $579,999 respectively (NOTE 5)	865,080	901,580
Proved and developed oil and gas properties, net of accumulated DD&A of
$1,742,427 and $1,612,466 respectively (NOTE 6)	3,849,301	3,979,258
Computers, office equipment, furniture and leasehold improvements, net
of depreciation of $37,777 and $36,659 respectively	7,134	8,252
NET PROPERTY AND EQUIPMENT	4,721,515	4,889,090

OTHER LONG-TERM ASSETS (NOTE 7)	101,500	101,500

TOTAL ASSETS	$5,101,926	$5,132,519

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$763,468	$489,043
Due to royalty and working interest holders	128,194	181,367
Other payables, interest and taxes accrued	137,751	132,058
Conversion option derivative (NOTE 8)	57,668	286,498
Warrant derivative (NOTE 8)	101,467	299,947
Convertible debentures (NOTE 11)	1,164,000	1,279,000
Less: unamortized discount on debentures	(171,811)	(316,625)
TOTAL CURRENT LIABILITIES	2,180,737	2,351,288

LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 10)	174,681	170,421
TOTAL LONG-TERM LIABILITIES	174,681	170,421

TOTAL LIABILITIES	2,355,418	2,521,709

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
59,381,895 and 58,236,245 shares issued and outstanding
respectively (NOTE 12)	59,382	58,236
Additional paid-in capital	21,056,550	20,967,464
Accumulated deficit	(18,369,424)	(18,414,890)
TOTAL STOCKHOLDERS' EQUITY	2,746,508	2,610,810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,101,926	$5,132,519

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended December 31,
		2011		2010
		(unaudited)		(unaudited and restated-Note 17)
REVENUE
Oil sales		$166,382		$69,051
Natural gas sales		2,874		10,415
TOTAL REVENUE		169,256		79,466

OPERATING EXPENSES
Production costs - oil		92,248		35,692
Production costs – natural gas		13,096		2,310
Depreciation, depletion and amortization		167,575		187,795
General and administrative		135,624		230,714
TOTAL OPERATING EXPENSES		408,543		456,511

OPERATING LOSS		(239,287)		(377,045)

OTHER INCOME (EXPENSE)
Interest and financing costs		(32,233)		(96,568)
Loss on initial recording of derivatives		-		(342,187)
Gain (loss) on extinguishment and conversion of debt		71,383		(158,358)
Gain ( on change in fair value of conversion option derivative		196,197		724,104
Gain ( on change in fair value of warrant derivative		198,480		501,558
Amortization of discount on debentures		(144,814)		(184,847)
Accretion of asset retirement obligation		(4,260)		(3,873)
TOTAL OTHER INCOME (EXPENSE)		284,753		439,829

INCOME BEFORE INCOME TAX		45,466		62,784

Provision for income taxes		-		-

NET INCOME		$45,466		$62,784

Basic and diluted income per share (NOTE 2)	$	Nil	$	Nil

Basic and diluted weighted average number of shares outstanding		59,065,401		50,422,875

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the three months ended December 31,
	2011	2010
		(unaudited and restated-Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,466	$62,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	167,575	187,795
Accretion of asset retirement obligation	4,260	3,873
Amortization of discount on debentures	144,814	184,847
Loss on initial recording of derivative	-	342,187
Loss (gain) on conversion of debt	(71,383)	158,358
Loss (Gain) on change in fair value of conversion option derivative	(196,197)	(724,104)
Loss (Gain) on change in fair value of warrant derivative	(198,480)	(501,558)
Common stock issued in consideration of charitable contribution	5,000	-
Common stock issued in consideration of services		9,456
Common stock issued in lieu of interest	5,836	37,500
Stock based compensation	3,146	53,286
Changes in assets and liabilities:
Trade accounts receivable	(60,160)	138,194
Other current assets and other long term assets	(569)	846
Accounts payable	274,425	(87,057)
Due to royalty and working interest holders	(53,173)	(72,734)
Other payables, interest and taxes accrued	5,693	(13,270)
Net cash provided (used) by operating activities	76,253	(219,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proved oil and gas additions	-	(22,770)
Net cash used by investing activities	-	(22,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on short-term notes	-	(92,558)
Proceeds from convertible debentures	-	500,000
Net cash provided by financing activities	-	407,442

Net increase in cash and cash equivalents	76,253	165,075

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,912	56,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,165	$221,355

Supplemental Disclosure of Cash Flows:
Non-Cash Investing and Financing Activity:
Interest paid with common stock	$5,836	$37,500
Expiration of option to acquire unproved properties	-	116,235
Common stock issued for conversion of debentures	115,000	-

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ended June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.  The Company has subsequently abandoned the Uniontown property in Kansas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of December 31, 2011, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $18,369,424 and  net income of $45,466 for the three months ended December 31, 2011, and as of that date the Company's current liabilities exceeded its current assets by $1,901,826.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company  plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Fair Value of Financial Instruments

The Company's financial instruments include cash and cash equivalent, restricted cash, accounts receivable, investments, and accounts payable.  The carrying value of notes payable and convertible debentures approximate fair value based on the contractual terms of those instruments.

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  Significant areas requiring the use of management assumptions and estimates relate to asset impairments, proved and unproved properties, asset retirement obligations, stock-based compensation, income taxes and derivatives.   Actual results may differ from these estimates and assumptions which could have a material effect on the Company's reported financial position and results of operations.

Income or Loss Per Common Share

Basic earnings per share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of December 31, 2011 and December 31, 2010, would be as follows:

	December 31, 2011	December 31, 2010
Stock Options	2,040,000	2,040,000
Convertible debt	9,699,997	9,063,887
Warrants	4,999,113	4,999,113
Total Possible Dilution	16,739,110	16,103,000

At December 31, 2011 and September 30, 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts.  Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The Company follows the successful effort method of accounting for oil and gas property as promulgated in Accounting Standards Codification (ASC) Topic 932, "Extractive Activities – Oil and Gas".  Under this method of accounting, acquisition costs for proved and unproved properties are capitalized when incurred.  Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed.  Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized.  Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves.  A determination of whether a well has found proved reserves is made shortly after drilling is completed.  The determination is based on a process that relies on interpretations of available geologic, geophysics and engineering data.  If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well.  If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made.  If an exploratory well requires a  major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future.  If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired and its costs are charged to expense.

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

December 31, 2011

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

Sales of Producing and Non-producing Property

The Company accounts for the sale of a partial interest in a proved property as normal retirement.   The Company accounts for the sale of a partial interest in an unproved property as a recovery of cost when substantial uncertainty exists as to recovery of the cost applicable to the interest retained.   The Company recognizes a gain or loss for all other sales of non-producing properties and includes the gain or loss in the results of operations.

Fair Value Measures

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Asset Retirement Obligation

The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations is accrued in the balance sheets.  The asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties (see Note 10).

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Reclassifications

Certain reclassifications have been made to the December 31, 2010 financial statements in order to conform to the 2011 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated except as otherwise described in Note 18 (Correction Of An Error In Previously Issued Financial Statements).

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment restating the prior period.  As described in Note 17, financial information included for the three months ended December 31, 2010 has been restated.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, trade accounts receivables, accounts payable and accrued liabilities approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures are net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $388,000 using the current market price per share of stock at December 31, 2011.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

	December 31, 2011	September 30, 2011	Input Hierarchy Level

Assets:
Cash and cash equivalents	$129,165	$52,912	Level 1
Liabilities:
Conversion option derivative	57,668	286,498	Level 2
Warrant derivative	101,467	299,947	Level 2

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

At December 31, 2011, trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of December 2011 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs. Management has determined the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  As of December 31, 2011 and September 30, 2011 there is no allowance recognized for doubtful accounts.

Proceeds for the December 2011 deliveries, valued at  $128,942, were subsequently received in January 2012.  Accounts receivable for December 2011 natural gas deliveries, $2,453 were also received in January 2012.

Proceeds for the September 2011 deliveries, valued at $70,664, were subsequently received in October 2011.  Amounts receivable for September natural gas deliveries, $571 were also received in October 2011. Specifically, trade accounts receivable are detailed as follows:

	December 31, 2011	September 30, 2011
Due for crude oil	$128,942	$70,664
Due for natural gas	2,453	571
Other receivables	7,620	7,620
TOTAL	$139,015	$78,855

NOTE 5 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at December 31, 2011 and September 30, 2011 consists of the following capitalized costs, respectively:

	December 31, 2011	September 30, 2011
Name
Kansas Girard Project	1,403,444	1,403,444
Less: accumulated amortization	(616,499)	(579,999)
Net investment in Girard Project	786,945	823,445

North Dakota Project	78,135	78,135
Net investment in North Dakota Project	78,135	78,135

Total Unproved Oil and Gas Properties	$865,080	$901,580

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

be better served being deployed on other opportunities. Thus, the remainder of the leases expired without renewal and the Company recognized an additional abandonment loss of $1,020,479 on the Uniontown project for the year ended September 30, 2011.

NOTE 6 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

Name		December 31, 2011		September 30, 2011

Crosby, North Dakota Properties	$		$
Proved Reserves		2,357,753		2,357,753
Field Equipment		1,200,245		1,200,245
Capitalized Drilling Costs		416,429		416,429
Subtotal		3,974,427		3,974,427
Less: Impairments		(2,267,426)		(2,267,426)
Less: Accumulated DD&A		(839,259)		(748,836)
Net Capitalized Costs		867,743		958,165

Girard, Kansas Properties
Field Equipment		615,953		615,953
Capitalized Drilling Costs		662,899		662,899
Subtotal		1,278,852		1,278,852
Less: Accumulated DD&A		(469,274)		(458,765)
Net Capitalized Costs		809,580		820,087

JayHawk Gas Transport Company
Field Equipment		2,605,871		2,605,871
Less: Accumulated DD&A		(433,894)		(404,865)
Net Capitalized Costs		2,171,978		2,201,006

Total Proved Oil and Gas Properties		$3,849,301		$3,979,258

During the year ended September 30, 2011, the Company impaired certain previously capitalized non-saleable assets of $1,301,422 at the Crosby, North Dakota property.

For the year ended September 30, 2011, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property.  Management determined that the net values reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer. Management determined an impairment exists on other Crosby property. The impairment write-down was recognized at $280,963 for the year ended September 30, 2011.

NOTE 7 – OTHER LONG-TERM ASSETS

Other assets consist of various deposits and reclamation bonds as disclosed in the following table:

	December 31, 2011	September 30, 2011
Rental Security Deposit	$1,500	$1,500
Bond Deposits	100,000	100,000
TOTAL	$101,500	$101,500

NOTE 8 - DERIVATIVE LIABILITIES

As discussed in Note 11, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

shares of the Company's common stock. The debentures contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price at December 31, 2011, of $0.12 per share or an aggregate of 9,699,997 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the periods ended December 31, 2011 and 2010, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the past two years:

	December 14, 2009	April 23, 2010	October 20, 2010	Revaluation Ranges

Risk-free interest rate	0.87%	1.10%	0.40%	0.04% to 1.60%
Expected dividend yield	-	-	-	-
Expected term	2 years	1.64 years	2 years	.21 years to 3 years
Expected volatility	169.0%	196.6%	173.8%	120.1% to 184%
Per unit fair value of conversion option derivative liability	$0.60	$0.65	$0.14	$0.006 to $0.90
Number of conversion units valued	3,000,000	2,000,000	2,777,778	--
Valuation of conversion option derivative on date of issue	$1,800,000	$1,300,000	$388,889	--

Below is detail of the conversion option liability balance for the three months ended December 31, 2011 and for the year ended September 30, 2011.

	December 31, 2011	September 30, 2011

Beginning balance	$ 286,498	$ 848,300
Initial fair value of conversion option liability	-	388,889
Revaluation of conversion option liability resulting from conversion of debentures	(215,080)	(119,683)
Net change in fair value of conversion option liability	(13,750)	(831,008)
Ending balance	$ 7,668	$ 286,498

Conversion option shares outstanding at December 31, 2011 and September 30, 2011 respectively	9,699,997	10,658,333
Weighted average fair value per unit	$ 0.006	$ 0.03
Ending balance	$ 57,668	$ 286,498

Warrant derivative

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

For 2011 and 2010, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the past two years:

	December 14, 2009	April 23, 2010	October 20, 2010	Revaluation Ranges

Risk-free interest rate	1.70%	1.68%	0.59%	0.25% to 1.70%
Expected dividend yield	-	--	--
Expected term	3.5 years	3 years	3 years	3 to 3.5 years
Expected volatility	165.4%	166.2%	159.6%	136.6% to 172.8%
Per unit fair value of warrant derivative	$0.63	$0.66	$0.16	$0.06 to $1.44
Number of warrants valued	3,166,000	2,000,000	2,833,113	166,000 to 3,166,000
Valuation of warrant derivative	$2,564,460	$1,320,000	$453,298	--

Below is detail of the warrant derivative balance for the three months ended December 31, 2011 and for the year ended September 30, 2011.

	December 31, 2011	September 30, 2011

Beginning balance	$ 299,947	$ 498 ,180
Initial fair value of warrant derivative	-	453,298
Revaluation of warrant derivative resulting from exercise of warrant	-	-
Net change in fair value of warrant derivative	(198,480)	(651,531)
Ending balance	$ 101,467	$ 299,947

Warrants outstanding at period end	4,999,113	4,999,113
Period end weighted average fair value per unit	$0.02	$0.06
Ending balance	$ 101,467	$ 299,947

NOTE 9 - NOTES PAYABLE DUE IN LESS THAN ONE YEAR

On September 1, 2010 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The initial principal balance of $272,373 was due and payable in six (6) equal payments of $46,729 including interest at a rate of 12% per annum.  Through December 31, 2011, the Company has satisfied all financial obligations on this note.

On March 10, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $146,905 was due and payable in five (5) equal payments of $29,768 beginning on March 15, 2011 including interest at a rate of 5.25% per annum.  Through December 31, 2011, the Company has satisfied all financial obligations on this note.

On April 28, 2011 the Company entered into a short-term promissory note with a vendor for its balance of accounts payable.  The principal balance of $107,230 was due and payable in five (5) equal payments of $21,446 beginning on April 28, 2011 including interest at a rate of 5.25% per annum.  Through December 31, 2011, the Company has satisfied all financial obligations on this note.

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 12 to 18 years in the future,

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the three months ended December 31, 2011, and the year ended September 30, 2011, was computed to be $4,260 and $15,493, respectively.

The following table summarizes the change in the asset retirement obligation for the three months and year ended December 31, 2011 and September 30, 2011, respectively:

	December 31,2011	September 30, 2011
Beginning balance	$170,421	$154,925
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	4,260	15,493
TOTAL	$174,681	$170,421

NOTE 11 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2010, the Company issued, pursuant to a securities purchase agreement, 10% convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter ended December 31, 2009.  In April 2010, additional debentures with a face value of $600,000 were issued.  All of the debentures have a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures is 10% per annum.  The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

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

The debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share.  In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months, expiring April of 2014, and giving the purchasers the right to purchase the Company’s common shares at an initial exercise price of $0.18 per share. Subsequent to the initial issue date, the initial conversion price of $0.18 per share was amended to $0.12 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures described hereafter during the year ended September 30, 2011

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Based upon the fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount, and the conversion of $658,000 in principal conversion for the year ended September 30, 2011, $59,311 and $118,625 of the discount remains to be amortized at December 31, 2011 and September 30, 2011, respectively.  The discount will continue to be amortized over the remaining life of the underlying convertible debentures.

Based upon the fair values as of the original agreement dates of the October 2010 debentures, $500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt. Giving effect to the amortization of the discount, and the conversion of $115,000 and $60,000 for the three months ended December 31, 2011 and the year ended September 30, 2011, $112,500 and $198,000 of the discount remains to be amortized as of December 31, 2011 and September 30, 2011 respectively.  The discount will continue to be amortized over the remaining life of the underlying convertible debentures.

The 10% interest payable quarterly as per provisions in the debentures may be paid in shares of common stock at the Company's option according to a predetermined formula.  For the three months ended December 31, 2011 and the year ended September 30, 2011 and 2010, 103,984 and 1,238,751 common shares were issued, respectively, for interest payable under the debentures.  Interest expense of $35,078 and $192,036 has been included in ‘Interest and financing costs’ in the  consolidated statements of operations for the three months ended December 31, 2011 and the year ended September 30, 2011, respectively. Interest accrued is included on the Consolidated Balance Sheets in "Other payables, interest and taxes accrued" of $35,078 and $33,362 at December 31, 2011 and September 30, 2011, respectively.

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

In all three of these debt issuances, the fair value of the derivative liabilities at the date of issuance exceeded the amount of the debt.  The excess of the fair value of the derivative liabilities issued over the debt amount has been recorded to the statement of operations during the periods  ended December 31, 2011 and 2010, as follows:

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

During the three months ended December 31, 2011 and fiscal year ended September 30, 2011, holders of the debt elected to convert $115,000 and $718,000 face amounts of the debt into 958,333 and 4,898,614 shares of common stock, respectively, according to the terms of the agreements. See Note 12.

Giving effect to monthly amortization of the debt discounts and the conversion of debt into shares of common stock,  during the three months ended and year ended December 31, 2011 and September 30, 2011, respectively, $144,814 and $825,257, respectively, of debt discount amortization has been posted to the statement of operations.  The remaining discounts will continue to be amortized to the statement of operations over the remaining life of the underlying convertible debentures.

As of December 31, 2011, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

provisions on all debentures including the October 2010 debentures for a total balance of $1,279,000 as of December 31, 2011.    Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current liabilities as of December 31, 2011.   As discussed in Note 20 - Subsequent Events, the debenture holders have extended the maturity date on the December 2009, April 2010 and October 2010 debentures to March 15, 2012. The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective February 16, 2012

NOTE 12 - COMMON STOCK

Three Months Ended December 31, 2011

Per the terms of the debentures, holders have the option to receive shares issues in lieu of cash for accrued interest through the date of conversion.  The table below details common shares issued for conversion of debentures and accrued interest during the three months ended December 31, 2011:

Date	Debt Converted	Conversion price per share	Shares Issued	Accrued Interest	Price per share	Shares Issued

October 4, 2011	$-	-	-	$5,835	$0.0706	82,660
October 20, 2011	60,000	$0.12	500,000	607	$0.0670	9,141
November 29, 2011	55,000	$0.12	458,333	932	$0.0765	12,183
TOTAL	$115,000		958,333	$7,374		103,984

On December 8, 2011, the Company issued 83,333 shares of common stock as a charitable contribution. The shares were valued at $0.06 per share.

NOTE 13 - STOCK BASED COMPENSATION

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

During the year ended September 30, 2011, the Company granted 2,790,000 stock options to employees, contractors, board members and consultants exercisable at a price of $0.20 per share which expire September 2015.

At December 31, 2011, the Company had 2,040,000 options issued and outstanding.

The following table reflects the summary of stock options outstanding at December 31, 2011 and changes during the three months ended December 31, 2011:

	Number of shares under options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance outstanding, September 30, 2010	2,790,000	$0.20	$558,000	$279,000
Forfeited	(750,000)	0.20	(150,000)	-

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2011	2,040,000	$0.20	$408,000	$-
Forfeited	-
Exercised	-
Granted	-
Balance outstanding, December 31, 2011	2,040,000	$0.20	$408,000	$-

The fair value of the stock options granted was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.  The underlying assumptions used to calculate the fair value are as follows:

Year Ended September 30, 2010
Dividend yield	-
Expected volatility	99.3%
Risk free interest rate	1.43%
Expected life	5 years

A summary of the status of the Company’s non-vested stock options outstanding at December 31, 2011 is presented as follows:

	Number of options	Weighted Average Grant Date Fair Value Per Share	Weighted Average Grant Date Fair Value
Nonvested, September 30, 2010	1,515,000	$0.16	$$238,813
Granted	-	-	-
Vested	(605,000)	0.16	(213,144)
Forfeited	(750,000)	-	-
Nonvested, September 30, 2011	160,000	$0.16	$25,669
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Nonvested, December 31, 2011	160,000	$0.16	$25,669

As of December 31, 2011, there was $22,023 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of .85 years.  For the period ended December 31, 2011, $3,146 was expensed to operations.

NOTE 14 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 11, 166,000 warrants were issued for services provided in execution of the debentures. As discussed in Note 8, the share purchase and broker warrants are also treated as derivatives.   The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0.45, current market price of $0.63 per share and an expected life of 3.5 years.  The warrants expire June 14, 2013.

In conjunction with the issuance of the $500,000 convertible debentures on or about October 26, 2010, described in Note 11, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $8,854 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.16 per share and an expected life of 3.5 years.  The warrants expire April 26, 2014.

The fair value of the broker warrants were expensed as financing costs.

A summary of the Company's share purchase and broker warrants outstanding at December 31, 2011 is presented as follows:

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

	Broker warrants	Broker warrant exercise price	Share purchase warrants	Warrant exercise price
Balance outstanding, September 30, 2010	166,000	$0.45	2,000,000	$0.45
Granted	55,335	$0.18	2,777,778	$0.18
Exercised	-		-
Forfeited	-		-
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)
Granted	-		-
Exercised	-		-
Forfeited	-		-
Balance outstanding, December 31, 2011	221,335	$0.12	4,777,778	$0.12

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 8 and 11.

As discussed in Note 19 – Subsequent Events, the Company entered into a Modification Agreement with holders of debentures discussed in Note 11.  The Exercise Price of the warrants issued in the 2010 transaction is reduced to five cents ($0.05) per share effective February 16, 2012.

NOTE 15 - RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's President, CEO and member of the board of directors.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management, LLC for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho.

NOTE 16 - INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal year ended September 30, 2011.  For the fiscal year ending September 30, 2012, the Company anticipates an effective income tax rate of 0% due to the availability of net operating losses to offset any income taxes.

NOTE 17- CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the financial statements as of and for the year ended September 30, 2011, management has determined that certain errors were contained in the Company's financial statements for the quarter ended December 31, 2010.

The errors were related to an incorrect application of conversion option derivative and warrant derivative accounting related to convertible debentures entered into by the Company on or about December 14, 2009, April 23, 2010 and October 18, 2010 (Note 11).   As discussed in Note 2, embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.

Management has also assessed undeveloped properties in both North Dakota and Kansas and determined restatement of financial statements is appropriate for the quarters ended June 30, 2011 and prior.   The Uniontown, Kansas project was acquired for $2,200,000 in 2007, and consisted of mineral leases covering approximately 35,000 acres in Bourbon County, KS.  During 2008, it was determined that the Company only actually permitted approximately one-third of the leases it had acquired initially, and therefore recognized an impairment for the remaining two-thirds of the original cost ($1,474,000).  Throughout 2007 and 2008, the Company paid approximately $295,000 to renew these leases, each for a term of three years.  The payments represented acquisition costs, and since the property was not yet in production the leases should not have been subject to amortization but is instead subjected to an annual impairment test.

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The adjustments required to appropriately record these adjustments are material to the previously filed financial statements, thus management is restating these financial statements.  The accompanying financial statements have been restated to reflect the corrections.   As discussed in Note 1, certain reclassifications have been made for comparative purposes.

The effects of the Company's previously issued December 31, 2010 statement of operations is as follows:

	Previously reported	Increase (Decrease)	Restated

REVENUE
Oil sales	$69,051	$-	$69,051
Natural gas sales	10,415	-	10,415
TOTAL REVENUE	79,466	-	79,466

OPERATING EXPENSES
Production costs - oil	35,692	-	35,692
Production costs - natural gas	2,310	-	2,310
Depreciation, depletion and amortization	210,053	(22,258)	187,795
Loss on write-off and sales of leases and equipment	-	-	-
Impairment of proved properties	-	-	-
General and administrative	230,714	-	230,714
TOTAL OPERATING EXPENSES	478,769	(22,258)	456,511

OPERATING LOSS	(399,303)	(22,258)	(377,045)

OTHER INCOME (EXPENSE)
Interest and financing costs	(43,680)	(52,888)	(96,568)
Loss on initial recording of derivatives	-	(342,187)	(342,187)
Gain (loss) on extinguishment and conversion of debt	(95,348)	(63,010)	(158,358)
Gain (loss) on change in fair value of conversion option derivative	-	724,104	724,104
Gain (loss) on change in fair value of warrant derivative	-	501,558	501,558
Amortization of discount on debentures	(174,279)	(10,568)	(184,847)
Accretion of asset retirement obligation	-	(3,873)	(3,873)
Other income (expense)	(52,889)	52,889	-
TOTAL OTHER INCOME (EXPENSE)	(366,196)	806,025	439,829

INCOME (LOSS) BEFORE INCOME TAX	(765,499)	828,283	62,784

Provision for income tax	-	-	-

NET INCOME (LOSS)	$(765,499)	$828,283	$62,784

NOTE 18– COMMITMENTS AND CONTINGENCIES

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

NOTE 19 - SUBSEQUENT EVENTS

As discussed in Notes 11 and 14, on or about December 22, 2009 the Company entered into a securities purchase agreement with  certain institutional investors (the “Investors”) pursuant to which the Company sold, in three tranches, convertible debentures and warrants (the “2009 Transactions”). For more information regarding the 2009 Transactions, refer to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009, December 31, 2009 and April 20, 2010. On or about October 18, 2010, the Company entered into a securities purchase agreement with the Investors pursuant to which the Company sold the Investors convertible debentures and  warrants (the “2010 Transactions”). For more information regarding the 2010 Transaction,  refer to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2010.

On February 16, 2012, the Company entered into a Modification Agreement with the Purchasers.  Under the terms of the Modification Agreement, certain terms have been modified.  The maturity date of the 2009 Debentures is extended to March 15, 2012.  The conversion price of Debentures issued in the 2009 Transactions and 2010 Transaction is reduced to five cents ($0.05) per share. The Exercise Price of the Warrants issued in the 2009 Transactions and 2010 Transaction is reduced to five cents ($0.05) per share.

No other terms of the 2009 Transactions or 2010 Transaction have been changed.

On February 16, 2012, the Company issued 379,917 shares of common stock in lieu of paying interest with cash, to holders of convertible debentures described in Note 11.  The interest totaled $25,643 and was issued at the 5-day variable weighted-average price ("VWAP") of $0.067 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2011 and 2010

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2011, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to September 30, 2011.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the three months ended December 31, 2011, the Crosby area experienced  improving weather conditions which provided adequate access to four of JayHawk Energy’s five producing wells. By mid-November 2011, the Company was producing at its Burner, Landstrom, Erickson and Schutz wells.  All four wells produced regularly during the quarter just ended, and continue to produce to date of this report.  The Kearney well remains inaccessible due to remnants of the 2011 floods.

Revenues – For the three months ending December 31, 2011 and 2010, oil revenues reported as JayHawk's net working interest were $169,256 and $79,466 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2011 and 2010, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2011	2010	2011	2010	2011	2010

Oil sales (in barrels)	3,963	3,011	$82.85	$ 62.53	$ 328,321	$ 188,270
Gas sales (in thousand cubic feet)	1,416	4,915	3.25	3.62	4,609	17,768
Total gross receipts					$ 332,930	$ 206,038
Less: working and royalty interests					(147,528)	(117,218)
Less: severance taxes					(16,146)	(9,354)
Net revenue to JayHawk					$ 169,256	$ 79,466

Volumes of oil delivered during the three month period ending December 31, 2011 increased by 952 barrels (+32%) over the same timeframe in 2010.  This was primarily due to increased production and better transportation access resulting from favorable weather and road conditions in North Dakota during November and December 2011 compared to the same months in 2010.   Average prices for oil during the three months ended December 31, 2011, increased $20.32 (32%) per barrel over the prior year.

Oil Revenues – As commented in Note 2 of the Condensed Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the three month period ending December 31, 2011, JayHawk sold a gross 3,963 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $73.27 to a high of $85.35 during the three month period ending December 31, 2011  This production was sold at average prices of $82.85/Bbl.  During the comparable period ending December 31, 2010 the quarterly sales volumes were 3,011 Bbls.  Average prices received per barrel of crude oil were $62.53 for the three months ending December 31, 2010.

Gas Revenues – During the fourth quarter ending September 30, 2011, the Company’s joint venture partner failed to exercise an option that would have given WHL Midcon, LLC an 85 percent working interest in the Girard properties.  By failing to exercise, WHL Midcon’s revenue percentage fell from 42.5 to 35% beginning in July 2011.  As well, under the terms of the previous joint venture agreement, the joint venture partner was responsible for all operating expenses related to the Girard properties.  Beginning in

July 2011, Jayhawk Energy is now responsible for 100% of operating expenses related to the Girard properties.  As WHL Midcon, LLC continues to maintain oil operations in the Girard vicinity, Jayhawk continues to share some contract employees and overhead expenses pro-rata with WHL Midcon, LLC.  Consequently, production expenses in Kansas have increased.

Prices received for our gas production continue to remain low.  During the three months ending December 31, 2011, prices have fluctuated between a low of $2.72 per mcf. and a high of $3.56 per mcf.

Production and Operating Expenses – Total operating expenses for the three months ended December 31, 2011 and 2010 were $721,028 and $814,605, respectively.  The expenses are segregated as follows:

	Three months ended				Three months ended
	December 31, 2011				December 31, 2009
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$92,248	$13,096	$-	$105,344	$38,002
Depreciation, depletion and amortization	90,421	76,036	1,118	167,575	187,795
General and administrative	363	-	135,261	135,624	230,714
Other net (income) and expense	1,769	2,468	(288,990)	(284,753)	(439,829)
Totals	$184,801	$91,600	$(152,611)	$123,790	$16,682

Total production expenses for the -2North Dakota oil operations were $92,248 for the three months ended December 31, 2011.  These expenses are 4.4% higher as a percentage of revenue than incurred in the comparative periods ending December 31, 2010, primarly as a result of repairs and maintenance expenses associated with restarting the wells after a prolonger period of non-production.  Other expense increased over the comparable period due to a loss of $102,514 on the sale of equipment no longer utilized in production and sold as surplus to generate cash flow.  All other expenses decreased over the prior year as a result of ongoing cost-cutting initiatives.

Relative to the Company’s Kansas natural gas activities, throughout the three month period ending December 31, 2011, in accordance with the joint operating agreement lapsing, JayHawk will bear the responsibility for costs associated with the operations, and, in turn will derive a higher percentage of revenue  for that responsibility.  This accounts for the reduction in production costs reflected between the comparable three month period ending December 31, 2011 and 2010.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending December 31, 2011 and 2010 is provided in the following table:

	Three months ended	Three months ended
	December 31, 2011	December 31, 2010
Compensation and payroll taxes	$48,506	$143,595
Legal, professional and consulting fees	10,957	39,815
Audit and public company expense	39,540	14,760
Insurance	12,541	12,041
All other corporate general and administrative	24,080	20,502
	$135,624	$230,713

Management has taken appropriate and necessary actions to reduce general and administrative expenses and will continue to seek further cost reductions.  Total general and administrative expense has decreased $95,089 (41.2%) during the three month period ending December 31, 2011 compared to the prior year. Overall expenses have decreased over the prior year for the comparable quarter ending December 31 as a result of staff attrition and reduction or deferral of management salaries.  Compensation and payroll expense has decreased $95,089, attributable to stock options expensed, and reduction in payroll expense by not replacing the salary of the Company’s former president in the comparable period ending December 31, 2010.

Other net (income) expense – for the three month period ending December 31, 2011 and 2010, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 10 to the Notes to the Financial Statements.

	Three months ended	Three months ended
	December 31, 2011	December 31, 2010
Interest and financing costs	$(32,232)	$(96,568)
Loss on initial recording of derivatives	-	(342,187)
Gain (loss ) on extinguishment and conversion of debt	71,383	(158,358)
Gain (loss) on change in fair value of conversion option derivative	196,197	724,104
Gain on change in fair value of warrant derivative	198,480	501,558
Amortization of discount on debentures	(144,814)	(184,847)
Accretion of asset retirement obligation	(4,261)	(3,873)
	$284,753	$439,829

The Company incurred interest and financing costs of $32,232 for the three months ended December31, 2011, compared to $96,568.  This reduction was due to a lower debt load and reducing interest-bearing vendor payables over the past twelve months.

The Company derived significant “Other Income” from change in valuation of conversion option and warrant derivatives whereby the fair value of the options and warrants were less than the fair market value, resulting in non-cash gains.  The total gains associated with the derivatives and conversion thereof was $466,060 for the three months ended December 31, 2011 compared to a gain of $725,117 for the three months ended December 31, 2010.

Cash Flows, Liquidity and Capital Resources

As of December 31, 2011 current assets totaled $278,911 consisting of cash, $129,165, accounts receivable, $139,015, and prepaid expenses, $10,731.  At the same time the Company's current liabilities were $2,180,737.  This working capital shortage impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is seeking joint venture, merger, acquisition and other means of financing to grow the Company.

Net cash provided by operating activities totaled $76,253 for the three months ending December 31, 2011, compared to $219,597 used by operating activities for the three month period ending December 31, 2010.

Net cash provided by investing activities totaled $ Nil during the three months ending December 31, 2011 as compared use of  $22,770 in the same period ending December 31, 2010.

Net cash provided by financing activities totaled $ Nil during the three months ending December 31, 2011 as compared use of  $407,442 in the same period ending December 31, 2010.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net total of $76,253 which is an increase in the Company's cash balance of $52,912 existing at September 30, 2011, to the cash balance at December 31, 2011 of $129,165.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of December 31, 2011, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

JayHawk Energy, Inc., is not a party to any material legal proceedings and, to management’s knowledge, no such proceedings are threatened or contemplated. No director, officer or affiliate of JayHawk Energy, Inc.,  and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2011 which was filed with the SEC on February 15, 2011.

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

JayHawk Energy, Inc., a Colorado corporation

Date: February 21, 2012	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director