Form 10-Q
period 2012-03-31
Jayhawk Energy, Inc.
filed 2012-05-15
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                                             to

Commission File Number: 000-53311

JayHawk Energy, Inc.

(Exact name of small business issuer as specified in its charter)

Colorado	20-0990109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 E. Sherman Avenue, Coeur d’Alene, ID 83814
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 14, 2012, there were 60,251,886 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$42,622	$52,912
Trade accounts receivable	78,412	78,855
Other current assets	7,756	10,162
TOTAL CURRENT ASSETS	128,790	141,929

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net of accumulated amortization of $652,999 and $579,999, respectively (Note 4)	829,740	901,580
Proved and developed oil and gas properties, net of accumulated DD&A of $1,866,082 and $1,612,466 respectively (Note 5)	3,725,642	3,979,258
Computers, office equipment, furniture and leasehold improvements, net of depreciation of $38,895 and $36,659 respectively	6,016	8,252
NET PROPETY AND EQUIPMENT	4,561,398	4,889,090

OTHER ASSETS	101,500	101,500

TOTAL ASSETS	$4,791,688	$5,132,519

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$536,083	$489,043
Due to royalty and working interest holders	328,309	181,367
Other payables, interest and taxes accrued	152,962	132,058
Conversion option derivative (NOTE 6)	459,684	286,498
Warrant derivative (NOTE 6)	172,187	299,947
Convertible debentures, net of discount (NOTE 8)	1,164,000	962,375
TOTAL CURRENT LIABILITIES	2,813,225	2,351,288

LONG TERM LIABILITIES
Asset retirement obligations	178,942	170,421
TOTAL LONG-TERM LIABILITIES	178,942	170,421

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 59,851,341
and 58,236,245 shares issued and outstanding respectively	59,851	58,236
Additional paid-in capital	21,092,451	20,967,464
Accumulated deficit	(19,352,781)	(18,414,890)
TOTAL STOCKHOLDERS' EQUITY	1,799,521	2,610,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,791,688	$5,132,519

The accompanying notes are an integral part of these consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
		(re-stated -Note 13)		(re-stated -Note 13)

REVENUES
Oil sales	$157,458	$81,365	$323,839	$150,415
Natural gas sales	738	10,525	3,612	20,940
TOTAL REVENUE	158,196	91,810	327,451	171,355

OPERATING EXPENSES:
Production costs - oil	67,851	32,729	160,100	68,421
Production costs - natural gas	10,447	658	23,543	2,958
Depreciation, depletion and amortization	161,277	175,952	328,852	363,747
Accretion of asset retirement obligation	4,260	3,873	8,521	7,746
General and administrative	218,699	261,729	354,323	492,443
TOTAL OPERATING EXPENSES	462,534	474,941	875,339	935,315

OPERATING LOSS	(304,338)	(383,051)	(547,888)	(756,960)

OTHER INCOME (EXPENSE)
Interest and financings costs	(34,470)	(43,687)	(66,702)	(140,256)
Loss on initial recording of derivatives	-	-	-	(342,187)
Gain (loss) on extinguishment and conversion of debt	(935,529)	(2,283)	(1,023,417)	(160,640)
Gain (loss) on change in fair value of conversion option derivative	361,702	(96,194)	557,899	627,910
Gain (loss) on change in fair value of warrant derivative	(70,720)	(128,313)	287,031	373,244
Amortization of discount on debentures	-	(227,718)	(144,814)	(412,565)
TOTAL OTHER INCOME (EXPENSE)	(679,017)	(502,068)	(390,003)	(62,240)

LOSS BEFORE INCOME TAX	(983,355)	(881,246)	(937,891)	(818,454)

Provision for income taxes	-	-	-	-

NET LOSS	$(983,355)	$(881,246)	$(937,891)	$(818,454)
Basic and diluted loss per share	$(.02)	$(.02)	$(.02)	$(.02)
Basic and diluted weighted average shares outstanding	59,602,977	51,278,713	59,332,720	50,846,091

The accompanying notes are an integral part of these consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  CASH FLOWS (unaudited)

	For the six months ended March 31,
	2012	2011
		(restated-Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(937,891)	$(818,454)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	328,852	363,747
Accretion of asset retirement obligation	8,521	7,746
Amortization of discount on debentures	144,814	412,565
Loss on initial recording of derivative	-	342,187
Loss (gain) on extinguishment and conversion of debt	1,023,417	160,640
Loss (gain) on change in fair value of conversion option derivative	(557,899)	(627,910)
Loss (gain) on change in fair value of warrant derivative	(287,031)	(373,244)
Common stock issued in consideration of charitable contribution	5,000
Common stock issued in consideration of services	-	9,456
Common stock issue in lieu of interest	39,060	37,500
Stock based compensation	6,292	106,572
Changes in assets and liabilities:
Trade accounts receivable	443	124,814
Other current assets and other long term assets	2,406	(5,622)
Accounts payable	47,040	(251,852)
Due to royalty and working interest holders	146,942	(59,824)
Other payables, interest and taxes accrued	20,904	84,427
Promissory notes due in less than one year	-	165,658
Net cash provided (used) by operating activities	(9,130)	(321,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Unproved oil and gas additions	(1,160)	(71,215)
Net cash used by investing activities	(1,160)	(71,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on short-term notes		(92,558)
Proceeds from convertible debentures	-	500,000
Net cash provided by financing activities	-	407,442

Net increase (decrease) in cash and cash equivalents	(10,290)	14,633

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,912	56,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,622	$70,913

Supplemental Disclosure of Cash Flows:

Non-cash investing and financing activity:
Interest paid with common stock	11,294	37,500
Expiration of option to acquire unproved properties	-	116,235
Common stock issued for conversion of debentures	115,000	25,000

The accompanying notes are an integral part of these consolidated financial statements.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, is engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ended June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.  The Company has subsequently abandoned the Uniontown property in Kansas.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2012.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of March 31, 2012, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $19,352,781 and net loss of $937,891 for the six months ended March 31, 2012, and as of that date the Company's current liabilities exceeded its current assets by $2,684,435.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

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

The dilutive effect of convertible and outstanding securities as of March 31, 2012 and March 31, 2011, would be as follows:

	March 31, 2012	March 31, 2011
Stock Options	2,040,000	2,040,000
Convertible debt	23,279,993	8,924,998
Warrants	4,999,113	4,999,113
Total Possible Dilution	30,319,106	15,964,111

At March 31, 2012 and March 31, 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the March 31, 2011 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated except as otherwise described in Note 12 (Correction Of An Error In Previously Issued Financial Statements).

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment restating the prior period.  As described in Note 12, financial information included for the three and six months ended March 31, 2011 has been restated.

New Accounting Pronouncements

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and September 30, 2011, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

	March 31, 2012	September 30, 2011	Input Hierarchy Level

Assets:
Cash and cash equivalents	$42,622	$52,912	Level 1
Liabilities:
Conversion option derivative	459,684	286,498	Level 2
Warrant derivative	172,187	299,947	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at March 31, 2012 and September 30, 2011 consists of the following capitalized costs, respectively:

	March 31, 2012	September 30, 2011
Name
Kansas Girard Project	1,404,604	1,403,444
Less: accumulated amortization	(652,999)	(579,999)
Net investment in Girard Project	751,605	823,445

North Dakota Project	78,135	78,135
Net investment in North Dakota Project	78,135	78,135

Total Unproved Oil and Gas Properties	$829,740	$901,580

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

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

Name	March 31, 2012	September 30, 2011

Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,245	1,200,245
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,427	3,974,427
Less: Impairments	(2,267,426)	(2,267,426)
Less: Accumulated DD&A	(923,378)	(748,836)
Net Capitalized Costs	783,623	958,165

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

Girard, Kansas Properties
Field Equipment	615,953	615,953
Capitalized Drilling Costs	662,899	662,899
Subtotal	1,278,852	1,278,852
Less: Accumulated DD&A	(479,782)	(458,765)
Net Capitalized Costs	799,070	820,087

JayHawk Gas Transport Company
Field Equipment	2,605,871	2,605,871
Less: Accumulated DD&A	(462,922)	(404,865)
Net Capitalized Costs	2,142,949	2,201,006

Total Proved Oil and Gas Properties	$3,725,642	$3,979,258

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

NOTE 6 - DERIVATIVE LIABILITIES

As discussed in Note 8, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price as of March 31, 2012, of $0.05 per share or an aggregate of 23,279,993 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

At March 31, 2012 and 2011, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions over the past two years:

Revaluation Ranges
Risk-free interest rate	0.01% to 1.60%
Expected dividend rate	-
Expected term	.21 years to 3 years
Expected volatility	120.1% to 184%
Per unit fair value of conversion option derivative liability	$0.006 to $0.90

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

At March 31, 2012, the associated debentures have matured and are in default.  Management has estimated the remaining life of the conversion option to be 3 months.  Inputs for the Black-Scholes model calculating the unit fair value of conversion option, the Company utilized volatility at March 31, 2012 of 216.5%, 3 month estimated life, a risk-free rate of 0.02%, conversion price of $0.05 and fair market value of the share price of $0.04 per share.

Below is detail of the conversion option liability balance for the six months ended March 31, 2012:

March 31, 2012

Beginning balance at September 30, 2011	$ 286,498
Change in value of conversion option liability resulting from extinguishment of debt	763,718
Revaluation of conversion option liability resulting from conversion of debentures	(71,383)
Net change in fair value of conversion option liability	(557,899)
Ending balance	$ 459,684

Conversion option shares outstanding at March 31, 2012	23,279,993
Weighted average fair value per unit	$ 0.0197
Ending balance	$ 459,684

Warrant derivative

For periods ended March 31, 2012 and 2011, the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the past two years:

Revaluation Ranges
Risk-free interest rate	0.25% to 1.70%
Expected dividend rate	-
Expected term	3 years to 3.5 years
Expected volatility	136.6% to 172.8%
Per unit fair value of conversion option derivative liability	$0.03 to $1.44
Number of warrants valued	166,000 to 4,999,113

Below is detail of the warrant derivative balance for the six months ended March 31, 2012.

March 31, 2012

Beginning balance at September 30, 2011	$ 299,947
Change in derivative liability resulting from modification of warrant exercise price	159,271
Net change in fair value of warrant derivative	(287,031)
Ending balance	$ 172,187

Warrants outstanding at period end	4,999,113
Period end weighted average fair value per unit	$0.034
Ending balance at March 31, 2012	$ 172,187

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 7 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 12 to 18 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the six months ended March 31, 2012 and 2011, respectively,  was computed to be $8,521 and $7,746, respectively.

The following table summarizes the change in the asset retirement obligation for the six months ended March 31, 2012 and 2011, respectively:

	March 31, 2012	March 31, 2011
Beginning balance	$170,421	$154,928
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	8,521	7,746
TOTAL	$178,942	$162,674

NOTE 8 - CONVERTIBLE DEBENTURES

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

During the year ended September 30, 2011, the Company entered into a Securities Purchase Agreement with certain institutional investors to issue $500,000 of Secured Convertible Debentures.  The debentures provide for interest to be paid quarterly, at the rate of 10% per annum, and are due two years from the issuance date.  The debentures are secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

The debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share.  In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months, expiring April

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

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

Further, the modified conversion price of $0.12 per share was amended to $0.05 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures described hereafter during the six months ended March 31, 2012.

Based upon the fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount, and the conversion of $658,000 in principal conversion for the year ended September 30, 2011, $ nil and $118,625 of the discount remains to be amortized at March 31, 2012 and September 30, 2011, respectively.

Based upon the fair values as of the original agreement dates of the October 2010 debentures, $500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt. Giving effect to the amortization of the discount, and the conversion of $115,000 and $60,000 and the modification of the denture agreement for the six months ended March 31, 2012 and the year ended September 30, 2011, $ nil and $198,000 of the discount remains to be amortized as of March 31, 2012 and September 30, 2011 respectively.

The 10% interest payable quarterly as per provisions in the debentures may be paid in shares of common stock at the Company's option according to a predetermined formula.  For the six months ended March 31, 2012 and March 31, 2011, 483,811 and 774,563 common shares were issued, respectively, for interest payable under the debentures.  Interest expense of $64,147 and $86,810 has been included in ‘Interest and financing costs’ in the consolidated statements of operations for the six months ended March 31, 2012 and March 31, 2011, respectively. Interest accrued is included on the Consolidated Balance Sheets in "Other payables, interest and taxes accrued" of $29,045 and $33,362 at March 31, 2012 and September 30, 2011, respectively.

The debentures all contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued at fair value at the date of issuance and bifurcated from the host instruments.  See Note 6.

In all three cases, the entire face amount of the debt issued has been allocated to discount, and is being amortized over the respective term of the debt.

During the six months ended March 31, 2012 and fiscal year ended September 30, 2011, holders of the debt elected to convert $115,000 and $718,000 face amounts of the debt into 958,333 and 4,898,614 shares of common stock, respectively, according to the terms of the agreements. See Note 8.

Giving effect to monthly amortization of the debt discounts and the conversion of debt into shares of common stock, during the six months ended March 31, 2012 and March 31, 2011, respectively, $204,125 and $412,565, respectively, of debt discount amortization has been posted to the statement of operations.

On January 9, 2012, the Company entered into a Modification Agreement with the Purchasers.   The maturity date of the 2009 Debentures was extended to March 15, 2012.  Also the conversion price of Debentures issued in the 2009 Transactions and 2010 Transaction was reduced to five cents ($0.05) per share, and the Exercise Price of the Warrants issued in the 2009 Transactions and 2010 Transaction was reduced to five cents ($0.05) per share.  The Company determined that the modification resulted in a substantial change in the terms of the agreements such that recognition of an extinguishment loss is required. The Company recognized a loss on extinguishment of $1,023,417 including write-off of the remaining unamortized debt discount of $171,811 and loss on warrant derivative resulting from exercise price modification of $71,383 at January 9, 2012.

As of March 31, 2012, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of March 31, 2012.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current liabilities as of March 31, 2012.   The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective January 9, 2012.

NOTE 9 - COMMON STOCK

Six Months Ended March 31, 2012

Per the terms of the convertible debentures (Note 8), holders of the debentures have the option to receive shares of common stock issued in lieu of cash for accrued interest at 10% per annum through the date of conversion.  The table below details common shares issued for conversion of debentures and accrued interest during the six months ended March 31, 2012:

Date	Debt Converted	Conversion price per share	Shares Issued	Accrued Interest	Fair Market Value per share	Shares Issued

October 4, 2011	$-	-	-	$5,835	$0.0706	82,660
October 20, 2011	60,000	$0.12	500,000	607	$0.0670	9,141
November 29, 2011	55,000	$0.12	458,333	932	$0.0765	12,183
TOTAL	$115,000		958,333	$7,374		103,984

On December 8, 2011, the Company issued 83,333 shares of common stock as a charitable contribution. The shares were valued at $0.06 per share.

On February 16, 2012, the Company issued 469,446 shares of common stock in lieu of paying interest with cash, to holders of  convertible debentures described in Note 11.  The interest totaled $25,643 and was issued at the 5-day variable weighted-average price ("VWAP") of $0.067 per share which materially agrees to fair value of the common stock on date of issuance.

NOTE 10 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 8, 166,000 warrants were issued for services provided in execution of the debentures. As discussed in Note 8, the share purchase and broker warrants are also treated as derivatives.   The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0.45, current market price of $0.63 per share and an expected life of 3.5 years.  The warrants expire June 14, 2013.

In conjunction with the issuance of the $500,000 convertible debentures on or about October 26, 2010, described in Note 8, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $8,854 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.16 per share and an expected life of 3.5 years.  The warrants expire April 26, 2014.

The fair value of the broker warrants were expensed as financing costs.

A summary of the Company's share purchase and broker warrants outstanding at March 31, 2012 is presented as follows:

	Broker warrants	Broker warrant exercise price	Share purchase warrants	Warrant exercise price
Balance outstanding, September 30, 2010	166,000	$0.45	2,000,000	$0.45
Granted	55,335	$0.18	2,777,778	$0.18

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

Exercised	-		-
Forfeited	-		-
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)
Granted	-		-
Exercised	-		-
Forfeited	-		-
Balance outstanding, March 31, 2012	221,335	$0.05(1)	4,777,778	$0.05(1)

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 6 and 9.

The Company entered into a Modification Agreement with holders of debentures discussed in Note 8.  The Exercise Price of the warrants issued in the 2010 transaction is reduced to five cents ($0.05) per share effective January 9, 2012.

NOTE 11 - RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's President, CEO and member of the board of directors.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management, LLC for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho.  For the three months and six months ended March 31, 2012, the Company recognized $8,500 and $13,000, respectively, in rent expense to the related party.  For the three months and six months ended March 31, 2011, the Company recognized $4,500 and $9,000 respectively.

NOTE 12 - INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal year ended September 30, 2011.  For the fiscal year ending September 30, 2012, the Company anticipates an effective income tax rate of 0% due to the availability of net operating losses to offset any income taxes.

NOTE 13- CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the financial statements as of and for the year ended September 30, 2011, management has determined that certain errors were contained in the Company's financial statements.

The errors were related to an incorrect application of conversion option derivative and warrant derivative accounting related to convertible debentures entered into by the Company on or about December 14, 2009, April 23, 2010 and October 18, 2010 (Note 8).   As discussed in Note 2, embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.

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

The effects of the Company's previously issued March 31, 2011 statement of operations is as follows:

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

For the three months ended March 31, 2011	Previously reported	Increase (Decrease)	Restated

REVENUE
Oil sales	$81,365	$-	$81,365
Natural gas sales	10,525	-	10,525
TOTAL REVENUE	91,890	-	91,890

OPERATING EXPENSES
Production costs - oil	32,729	-	32,729
Production costs - natural gas	658	-	658
Depreciation, depletion and amortization	175,063	889	175,952
Accretion of asset retirement obligation	-	3,873	3873
General and administrative	257,691	4,038	261,729
TOTAL OPERATING EXPENSES	466,141	8,800	474,941

OPERATING LOSS	(374,251)	(8,800)	(383,051)

OTHER INCOME (EXPENSE)
Interest and financing costs	(43,687)	-	(43,687)
Loss on initial recording of derivatives	-	-	-
Gain (loss) on extinguishment and conversion of debt	-	(2,283)	(2,283)
Gain (loss) on change in fair value of conversion option derivative	(60,876)	(35,318)	(96,194)
Gain (loss) on change in fair value of warrant derivative		(128,313)	(128,313)
Amortization of discount on debentures	(113,878)	(113,840)	(227,718)
TOTAL OTHER INCOME (EXPENSE)	(218,440)	(279,754)	(498,195)

INCOME (LOSS) BEFORE INCOME TAX	(592,691)	(288,555)	(881,246)

Provision for income tax	-		-

NET INCOME (LOSS)	$(592,691)	$(288,555)	$(881,246)

For the six months ended March 31, 2011	Previously reported	Increase (Decrease)	Restated

REVENUE
Oil sales	$150,415	$-	$150,415
Natural gas sales	20,940	-	20,940
TOTAL REVENUE	171,355	-	171,355

OPERATING EXPENSES
Production costs - oil	68421	-	68,421
Production costs - natural gas	2,966	(8)	2,958
Depreciation, depletion and amortization	385,116	(21,369)	363,747
Accretion of asset retirement obligation	-	7,746	7,746
General and administrative	492,443	-	492,443
TOTAL OPERATING EXPENSES	948,946	(13,631)	935,315

OPERATING LOSS	(777,591)	(13,631)	(763,960)

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

OTHER INCOME (EXPENSE)
Interest and financing costs	(140,256)	-	(140,256)
Loss on initial recording of derivatives	-	(342,187)	(342,187)
Gain (loss) on extinguishment and conversion of debt		(160,640)	(160,640)
Gain (loss) on change in fair value of conversion option derivative		627,910	627,910
Gain (loss) on change in fair value of warrant derivative		373,244	373,244
Accretion of convertible note payable	(101,459)	101,459	-
Amortization of discount on debentures	(342,922)	(69,643)	(412,565)
TOTAL OTHER INCOME (EXPENSE)	(584,637)	530,143	(54,494)

INCOME (LOSS) BEFORE INCOME TAX	(1,362,228)	543,774	(818,454)

Provision for income tax	-	-	-

NET INCOME (LOSS)	$(1,362,228)	$543,774	$(818,454)

NOTE 14– COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

On April 16, 2012, the Company issued 400,545 shares of common stock in lieu of paying interest with cash, to holders of  convertible debentures described in Note 8.  The interest totaled $20,292 and was issued at the 5-day variable weighted-average price ("VWAP") of $0.051 per share which materially agrees with fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2012 and 2011

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

Oil and Gas Properties

During the three months ended March 31, 2012, the Crosby area experienced  improving weather conditions which provided adequate access to four of JayHawk Energy’s five producing wells. By mid-November 2011, the Company was producing at its Burner, Landstrom, Erickson and Schutz wells.  All four wells produced regularly during the quarter just ended, and continue to produce to date of this report.  The Kearney well remains inaccessible due to remnants of the 2011 floods.

Revenues – For the three months ending March 31, 2012 and 2011, oil revenues reported as JayHawk's net working interest were $158,1966 and $91,890 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2012 and 2011, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2012	2011	2012	2011	2012	2011

Oil sales (in barrels)	4,004	2,136	$77.75	$75.35	$ 311,385	160,977
Gas sales (in thousand cubic feet)	394	4,364	1.81	2.05	1,109	17,886
Total gross receipts					$ 312,494	178,863
Less: working and royalty interests					(139,063)	(78,988)
Less: severance taxes					(15,235)	(7,985)
Net revenue to JayHawk					$ 158,196	$ 91,890

Volumes of oil delivered during the three month period ending March 31, 2012 increased by 1,841 barrels (+85%) over the same timeframe in 2011.  This was primarily due to increased production and better transportation access resulting from favorable weather and road conditions January and February 2012 compared to the same months in the prior year.   The Company operated four of five wells in the three months ended March 31, 2012 for an aggregate of 323 production days compared to 110 days producing for the three months ended March 31, 2011.

Access to the Kearney well continued to be restricted by flood waters during the three months ended March 31, 2012.  Management is currently surveying alternate routes to access the well site as the access road continues to be impacted by saturated ground water on and around the road bed.

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the three month period ending March 31, 2012, JayHawk sold a gross 4,004 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $67.12 to a high of $83.22 during the three month period ending March 31, 2012  This production was sold at average prices of $77.75/Bbl.  During the comparable period ending March 31, 2011 the quarterly sales volumes were 2,136 Bbls.  Field prices (after delivery charges) fluctuated from a low of $69.25 to a high of $83.36/Bbl.  Average prices received per barrel of crude oil were $75.35 for the three months ending March 31, 2011.

Gas Revenues – During the fourth quarter ending September 30, 2011, the Company’s joint venture partner failed to exercise an option that would have given WHL Midcon, LLC an 85 percent working interest in the Girard properties.  By failing to exercise, WHL Midcon’s revenue percentage fell from 42.5 to 35% beginning in July 2011.  As well, under the terms of the previous joint venture agreement, the joint venture partner was responsible for all operating expenses related to the Girard properties.  Beginning in July 2011, Jayhawk Energy became responsible for 100% of operating expenses related to the Girard properties.  As WHL Midcon, LLC continues to maintain oil operations in the Girard vicinity, Jayhawk continues to share some contract employees and overhead expenses pro-rata with WHL Midcon, LLC.  Consequently, production expenses in Kansas have increased.

Prices received for gas production continue to remain low. As such, production was temporarily shut-in in anticipation of natural gas prices strengthening.

Production and Operating Expenses – Total operating expenses for the three months ended March 31, 2012 and 2011 were $721,028 and $814,605, respectively.  The expenses are segregated as follows:

	Three months ended				Three months ended
	March 31, 2012				March 31, 2011
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$67,851	$10,447	$-	$78,298	$33,387
Depreciation, depletion and amortization	84,123	73,036	1,118	158,277	175,952
General and administrative	-	-	218,699	218,699	261,729
Accretion of asset retirement obligation	1,794	2,267	-	3,873	3,873
Other net (income) and expense	-	-	679,024	679,024	498,195
Totals	$153,768	$59,908	$814,547	$1,141,553	$973,136

Total production expenses for the North Dakota oil operations were $92,248 for the three months ended March 31, 2012.  These expenses are 4.4% higher as a percentage of revenue than incurred in the comparative periods ending March 31, 2012, primarily as a result of repairs and maintenance expenses associated with restarting the wells after a prolonger period of non-production.  Other expense increased over the comparable period due to a loss of $102,514 on the sale of equipment no longer utilized in production and sold as surplus to generate cash flow.  All other expenses decreased over the prior year as a result of ongoing cost-cutting initiatives.

Relative to the Company’s Kansas natural gas activities, throughout the three month period ending March 31, 2012, in accordance with the joint operating agreement lapsing, JayHawk will bear the responsibility for costs associated with the operations, and, in turn will derive a higher percentage of revenue  for that responsibility.  This accounts for the reduction in production costs reflected between the comparable three month period ending March 31, 2012 and 2011.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending March 31, 2012 and 2011 is provided in the following table:

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Compensation and payroll taxes	$64,775	$190,824
Legal, professional and consulting fees	39,930	29,561
Audit and public company expense	85,346	22,609
Insurance	14,377	4,589
All other corporate general and administrative	14,271	14,146
	$218,699	$261,729

Management has taken appropriate and necessary actions to reduce general and administrative expenses and will continue to seek further cost reductions.  Total general and administrative expense has decreased $43,030 (16.4%) during the three month period ending March 31, 2012 compared to the prior year.  Compensation and payroll expense has decreased $126,049, attributable to stock options expensed, and reduction in payroll expense by not replacing the salary of the Company’s former president in the comparable period ending March 31, 2011.   Audit and public company expense increased $62,737 as a result of professional fees recognized in the quarter related to prior year audit activity, related to the restatement of prior year financials as described in Note 17 to the financial statements.  Management does not anticipate a recurrence of similar audit fees in the current fiscal year or future periods.

Legal, professional and consulting fees increased by $10,369 over the comparable period ending March 31, 2011 as a result of engaging Cynergy Advisors to provide Company management recommendations in connection with opportunities for capital raises, mergers, acquisitions, joint ventures, sale or trade of a working interest and or other business combinations or divestitures.

Insurance expense increased $9,788 over the prior year due to rise in annual premium costs.

Other income (expense) – for the three month period ending March 31, 2012 and 2011, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Interest and financing costs	$(34,470)	$(43,687)
Loss on initial recording of derivatives	-
Gain (loss ) on extinguishment and conversion of debt	(935,529)	(2,283)
Gain (loss) on change in fair value of conversion option derivative	361,702	(96,194)
Gain on change in fair value of warrant derivative	(70,720)	(128,313)
Amortization of discount on debentures		(227,718)
	$(679,017)	$(502,068)

The Company incurred interest and financing costs of $34,471 for the three months ended March 31, 2012, compared to $96,568.  This reduction was due to a lower debt load and reducing interest-bearing vendor payables over the past twelve months.

During the three months ended March 31, 2012, the Company modified the terms of its debentures (Note 8 and 11) and warrants (Note 9), changing the conversion and exercise price from $0.12 to $0.05 per share whereby the fair value of the options and warrants were re-price to their fair market trading value.  This resulted in a non-cash loss on conversion derivative of $763,718 as a result of additional aggregate conversion units.  While this loss reversed favorably during revaluation at the end of the quarter, the total non-cash loss on conversion derivative of $402,016 and warrant derivative of $70,720 negatively impacted the financial results for the quarter most significantly.

Cash Flows, Liquidity and Capital Resources

As of March 31, 2012 current assets totaled $128,790 consisting of cash, $42,622, accounts receivable, $78,412, and prepaid expenses, $7,756.  At the same time the Company's current liabilities were $2,813,225.  This working capital shortage of $2,684,435 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is seeking joint venture, merger, acquisition and other means of financing to grow the Company.

Net cash used by operating activities totaled $9,130 for the six months ending March 31, 2012, compared to $321,594 used by operating activities for the six month period ending  March  31, 2011.

Net cash used by investing activities totaled $1,160 during the six months ending March 31, 2012 as compared to  $71,215 in the same period ending March 31, 2011.

Net cash used by financing activities totaled $ nil during the six months ending March 31, 2012 as compared to net cash provided of  $407,442 in the same period ending March 31, 2011.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $10,290 which is an increase in the Company's cash balance of $52,912 existing at September 30, 2011, to the cash balance at March 31, 2012 of $42,622.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of March 31, 2012, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company (Civil Action No. 4:12-cv-00714) in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”).  Gross formerly provided the Company with investor relations and other consulting services.  The Gross Lawsuit alleges the Company breached two separate contracts between Gross and JayHawk.  The suit requests relief in the form of money damages, including attorneys’ fees and costs.  On March 30, 2012 the Company filed its answer (defenses) to the original complaint, wherein it denied all claims, and filed counterclaims against Gross for breach of contract, fraud and fraud in the inducement.  The Company also requested the Gross Lawsuit be transferred to be heard in the state of Idaho.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

Convertible Debentures-- As of March 31, 2012, the Company is in default, as a result of certain provisions of the debentures, of the terms of its 10% convertible debentures issued to certain institutional investors in December 2009 and April 2010.  The December 2009 and April 2010 debentures original maturity date of December 14, 2011, which was extended to March 31, 2012, has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,279,000 as of March 31, 2012.    Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current liabilities as of March 31, 2012.   The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective February 16, 2012.  See Part I, Item II, Note 9-Convertible Debentures for a more thorough discussion of the debentures.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1          Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

32.1          Section 1350 Certification of CEO

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Colorado corporation

Date: May 14, 2012	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director