Form 10-Q
period 2012-06-30
Jayhawk Energy, Inc.
filed 2012-08-20
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(208) 667-1328
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 15, 2012, there were 60,759,178 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$30,847	$52,912
Trade accounts receivable	73,625	78,855
Other current assets	9,140	10,162
TOTAL CURRENT ASSETS	113,612	141,929

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net of accumulated amortization of $1,635,238 and $1,443,629, respectively (Note 4)	3,732.224	3,922,673
Proved and developed oil, net of accumulated DD&A of $995,025 and $748,836 respectively (Note 5)	711,976	958,165
Computers, office equipment, furniture and leasehold improvements, net of depreciation of $40,012 and $36,659 respectively	4,899	8,252
NET PROPETY AND EQUIPMENT	4,449,099	4,889,090

OTHER ASSETS	101,597	101,500

TOTAL ASSETS	$4,664,308	$5,132,519

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$577,302	$489,043
Due to royalty and working interest holders	343,455	181,367
Other payables, interest and taxes accrued	161,531	132,058
Conversion option derivative (NOTE 6)	305,782	286,498
Warrant derivative (NOTE 6)	136,611	299,947
Convertible debentures, net of discount (NOTE 7)	1,164,000	962,375
TOTAL CURRENT LIABILITIES	2,688,681	2,351,288

LONG TERM LIABILITIES
Asset retirement obligations (NOTE 8)	183,202	170,421
TOTAL LONG-TERM LIABILITIES	183,202	170,421

TOTAL LIABILITIES	2,871,883	2,521,709

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 60,251,886
and 58,236,245 shares issued and outstanding respectively	60,252	58,236
Additional paid-in capital	21,115,488	20,967,464
Accumulated deficit	(19,383,315)	(18,414,890)
TOTAL STOCKHOLDERS' EQUITY	1,792,425	2,610,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,664,308	$5,132,519

The accompanying notes are an integral part of these consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended			Nine months Ended
		June 30,		June 30,
		2012	2011	2012	2011
			(re-stated -Note 14)		(re-stated -Note 14)

REVENUES
Oil sales		$112,359	$45,379	$436,199	$195,794
Natural gas sales		-	7,353	3,612	28,293
TOTAL REVENUE		112,359	52,732	439,811	224,087

OPERATING EXPENSES:
Production costs - oil		39,085	19,843	199,184	88,264
Production costs - natural gas		4,685	3,347	28,228	6,315
Depreciation, depletion and amortization		112,299	191,329	441,151	555,076
Loss on write-off and sales of leases and equipment		-	102,515	-	102,515
Accretion of asset retirement obligation		4,260	3,874	12,781	11,620
General and administrative		140,622	183,314	494,945	675,757
TOTAL OPERATING EXPENSES		300,951	504,222	1,176,289	1,439,547

OPERATING LOSS		(188,592)	(451,490)	(736,478)	(1,215,460)

OTHER INCOME (EXPENSE)
Interest and financings costs		(32,401)	(68,582)	(99,104)	(209,920)
Miscellaneous income (expense)		-	54,268	-	55,352
Loss on initial recording of derivatives					(342,187)
Gain (loss) on extinguishment and conversion of debt			(57,817)	(1,023,417)	(218,457)
Gain (loss) on change in fair value of conversion option derivative		314,153	178,432	872,052	806,342
Gain (loss) on change in fair value of warrant derivative		(123,695)	249,956	163,336	623,200
Amortization of discount on debentures		-	(216,374)	(144,814)	(628,939)
TOTAL OTHER INCOME (EXPENSE)		158,057	139,883	(231,947)	85,391

LOSS BEFORE INCOME TAX		(30,535)	(311,607)	(968,425)	(1,130,069)

Provision for income taxes		-	-	-	-
NET LOSS		$(30,535)	$(311,607)	$(968,425)	$(1,130,069)
Basic and diluted loss per share	$	Nil	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average shares outstanding		60,194,665	54,712,328	59,618,987	52,134,837

The accompanying notes are an integral part of these consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF  CASH FLOWS (unaudited)

	For the nine months ended June 30,
	2012		2011
			(restated-Note 14)
CASH FLOWS FROM OPERATING ACTIVITIES:			(1,130,069)
Net Income	$(968,425)	$
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	441,151		555,076
Accretion of asset retirement obligation	12,781		11,620
Amortization of discount on debentures	144,814		628,939
Loss on initial recording of derivative	-		342,187
Loss (gain) on extinguishment and conversion of debt	1,023,417		218,457
Loss (gain) on change in fair value of conversion option derivative	(872,052)		(806,342)
Loss (gain) on change in fair value of warrant derivative	(163,336)		(623,200)
Common stock issued in consideration of charitable contribution	5,000		-
Common stock issued in consideration of services	-		37,783
Common stock issue in lieu of interest	60,332		64,711
Loss on write-off and sales of leases and equipment	-		102,515
Stock based compensation	9,438		159,858
Changes in assets and liabilities:
Trade accounts receivable	5,230		178,760
Other current assets and other long term assets	925		(55,348)
Accounts payable	88,259		(502,500)
Due to royalty and working interest holders	162,088		(64,863)
Other payables, interest and taxes accrued	29,473		(44,777)
Net cash provided (used) by operating activities	(20,905)		(927,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-		(22,770)
Proceeds from sales of equipment	-		170,000
Unproved oil and gas additions	(1,160)		(48,445)
Net cash used by investing activities	(1,160)		98,785

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-		321,000
Proceeds from convertible debentures	-		500,000
Net cash provided by financing activities	-		821,000

Net increase (decrease) in cash and cash equivalents	(22,065)		(7,408)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,912		56,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,847		$48,872

Supplemental Disclosure of Cash Flows:

Non-cash investing and financing activity:
Accrued payables paid with common stock	$-		$38,500
Expiration of option to acquire unproved properties	-		189,234
Common stock issued for conversion of debentures	115,000		530,500

The accompanying notes are an integral part of these consolidated financial statements.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2012.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, JayHawk Gas Transportation Company, after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of June 30, 2012, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $19,383,315 and net loss of $968,425 for the nine months ended June 30, 2012, and as of that date the Company's current liabilities exceeded its current assets by $2,575,068.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

June 30, 2012

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

The dilutive effect of convertible and outstanding securities as of June 30, 2012 and June 30, 2011, would be as follows:

	June 30, 2012	June 30, 2011
Stock Options	2,040,000	2,040,000
Convertible debt	23,279,993	12,220,831
Warrants	4,999,113	4,999,113
Total Possible Dilution	30,319,106	19,259,944

At June 30, 2012 and June 30, 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the June 30, 2011 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as restated except as otherwise described in Note 14 (Correction Of An Error In Previously Issued Financial Statements).

Accounting Changes and Error Corrections

Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance are reported as a prior-period adjustment restating the prior period.  As described in Note 14, financial information included for the three and nine months ended June 30, 2011 has been restated.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and September 30, 2011, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

	June 30, 2012	September 30, 2011	Input HierarchyLevel
Assets:
Cash and cash equivalents	$30,847	$52,912	Level 1
Liabilities:
Conversion option derivative	305,782	286,498	Level 2
Warrant derivative	136,611	299,947	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at June 30, 2012 and September 30, 2011 consists of the following capitalized costs, respectively:

	June 30, 2012	September 30, 2011
Name

Unproved and developed properties
Kansas Girard Project
Field equipment	$615,953	$615,953
Capitalized drilling costs	662,899	662,899
Subtotal	1,278,852	1,278,852
Less Accumulated DD&A	(490,289)	(458,765)
Net capitalized costs in Girard Project	788,563	820,087

Jayhawk Gas Transport Company
Field Equipment	2,605,871	2,605,871
Less Accumulated DD&A	(491,950)	(404,865)
Net capitalized costs	2,113,921	2,201,006

Unproved and undeveloped properties
Kansas Girard Project	1,404,604	1,403,444
Less: accumulated amortization	(652,999)	(579,999)
Net investment in Girard Project	751,605	823,445

North Dakota Project	78,135	78,135
Net investment in North Dakota Project	78,135	78,135

Total Unproved Oil and Gas Properties	$3,732,224	$3,922,673

The Kansas properties identified above as the Girard Project have not been evaluated and an independent estimates of proved reserves have yet been made.

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

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

Name	June 30, 2012	September 30, 2011

Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,245	1,200,245
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,427	3,974,427
Less: Impairments	(2,267,426)	(2,267,426)
Less: Accumulated DD&A	(995,025)	(748,836)

Total Proved Oil Properties	$711,976	$958,165

During the year ended September 30, 2011, the Company impaired certain previously capitalized non-saleable assets of $1,301,422 at the Crosby, North Dakota property.

For the year ended September 30, 2011, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property.  Management determined that the net values reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer. Management determined that an impairment exists on other Crosby property. The impairment write-down was recognized at $280,963 for the year ended September 30, 2011.

NOTE 6 - DERIVATIVE LIABILITIES

As discussed in Note 7, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price as of June 30, 2012, of $0.05 per share or an aggregate of 23,279,993 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

At June 30, 2012 and September 30, 2011, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions over the past two years:

	June 30, 2012	September 30, 2011
Risk-free interest rate	0.09%	0.01% to 1.60%
Expected dividend rate	-	-
Expected term	.25 years	.21 years to 3 years
Expected volatility	202.7% to 217.9%	120.1% to 184%
Per unit fair value of conversion option derivative liability	$0.0131	$0.006 to $0.90

At June 30, 2012, the associated debentures have matured and are in default.  Management has estimated the remaining life of the conversion option to be 3 months.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

Below is detail of the conversion option liability balance at June 30, 2012, and September 30, 2011:

	June 30, 2012	September 30, 2011

Beginning balance	$286,498	$848,300
Initial fair value of conversion option liability	-	388,889
Change in conversion option liability resulting from extinguishment of debt	763,718	-
Revaluation of conversion option liability resulting from conversion of debentures	(71,383)	(119,683)
Net change in fair value of conversion option liability	(673,051)	(831,008)
Ending balance	$305,782	$286,498

Conversion option shares outstanding	23,279,993	10,658,333
Weighted average fair value per unit	$0.0131	$0.03
	$305,782	$286,498

Warrant derivative

For periods ended June 30, 2012 and September 30, 2011, respectively,  the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the associated period:

	June 30, 2012	September 30, 2011

Risk-free interest rate	0.21% to 0.33%	0.25% to 1.70%
Expected dividend rate	-	-
Expected term	.96 years to 1.82 years	3 to 5 years
Expected volatility	170.2% to 199.7%	136.6% to 172.8%
Per unit fair value of warrant derivative liability	$0.027	$0.03 to $1.44
Number of warrants valued	4,999,113	4,999,113

Below is detail of the warrant derivative balance at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011

Beginning balance	$299,947	$498,180
Initial fair value of warrant derivative		453,298
Change in derivative liability resulting from modification of warrant exercise price	159,271	-
Net change in fair value of warrant derivative	(322,607)	(651,531)
Ending balance	$136,611	$299,947

Conversion option shares outstanding	4,999,113	4,999,113
Weighted average fair value per unit	$0.027	$0.06
	$136,611	$299,947

NOTE 7 - CONVERTIBLE DEBENTURES

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

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

Further, the modified conversion price of $0.12 per share was amended to $0.05 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures described hereafter during the nine months ended June 30, 2012.

Based upon the fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount, and the conversion of $658,000 in principal conversion for the year ended September 30, 2011, $ nil and $118,625 of the discount remains to be amortized at June 30, 2012 and September 30, 2011, respectively.

Based upon the fair values as of the original agreement dates of the October 2010 debentures, $500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt. Giving effect to the amortization of the discount, and the conversion of $115,000 and $60,000 and the modification of the denture agreement for the nine months ended June 30, 2012 and the year ended September 30,  2011, respectively, and $ nil and $198,000 of the discount remains to be amortized as of June 30, 2012 and September 30, 2011, respectively.

The 10% interest payable quarterly as per provisions in the debentures may be paid in shares of common stock at the Company's option according to a predetermined formula.  For the nine months ended June 30, 2012 and June 30, 2011, 483,811 and 774,563 common shares were issued, respectively, for interest payable under the debentures.  Interest expense of $64,147 and $86,810 has been included in ‘Interest and financing costs’ in the consolidated statements of operations for the nine months ended June 30, 2012 and June 30, 2011, respectively. Interest accrued is included on the Consolidated Balance Sheets in "Other payables, interest and taxes accrued" of $29,045 and $33,362 at June 30, 2012 and September 30, 2011, respectively.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

In all three cases, the entire face amount of the debt issued has been allocated to discount, and is being amortized over the respective term of the debt.

During the nine months ended June 30, 2012 and fiscal year ended September 30, 2011, holders of the debt elected to convert $115,000 and $718,000 face amounts of the debt into 958,333 and 4,898,614 shares of common stock, respectively, according to the terms of the agreements.

Giving effect to monthly amortization of the debt discounts and the conversion of debt into shares of common stock, during the nine months ended June 30, 2012 and June 30, 2011, respectively, $144,814 and $628,939, respectively, of debt discount amortization has been posted to the statement of operations.

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

As of June 30, 2012, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of June 30, 2012.  The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective January 9, 2012.

NOTE 8 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 12 to 18 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547, respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the nine months ended June 30, 2012 and 2011, respectively, was computed to be $12,781 and $11,620 respectively.

The following table summarizes the change in the asset retirement obligation for the nine months ended June 30, 2012 and the year ended September 31, 2011, respectively:

	June 30, 2012	September 30, 2011
Beginning balance	$170,421	$158,801
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	12,781	11,620
TOTAL	$183,202	$170,421

NOTE 9– COMMITMENTS AND CONTINGENCIES

On July 1, 2008, the Company leased office space for a period of three years for a fixed monthly rental of $1,500 (See Note 12).  On December 1, 2011, the Company leased office space for a period of four years for fixed monthly rental of $2,500.  Accordingly, the Company's commitment to make these lease payments for each successive year is $30,000.

The Company is obligated to pay royalties to holders of oil and natural gas interests in both North Dakota and Kansas operations.  The Company also is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

expenses.  The amounts are based on monthly oil and natural gas sales and are charged monthly net of to oil and gas revenue and recognized as "Due to royalty and working interest holders" on the Company's balance sheet.

NOTE 10 - COMMON STOCK

Nine months Ended June 30, 2012

Per the terms of the convertible debentures (Note 7), holders of the debentures have the option to receive shares of common stock issued in lieu of cash for accrued interest at 10% per annum through the date of conversion.  The table and narrative below details common shares issued for conversion of debentures and accrued interest during the nine months ended June 30, 2012:

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

On February 16, 2012, the Company issued 469,446 shares of common stock in lieu of paying interest with cash, to holders of  convertible debentures described in Note 7.  The interest totaled $25,643 and was issued at the 5-day variable weighted-average price ("VWAP") of $0.067 per share which materially agrees to fair value of the common stock on date of issuance.

On April 16, 2012, the Company issued 400,545 shares of common stock in lieu of paying interest with cash, to holders of  convertible debentures described in Note 7.  The interest totaled $20,292 and was issued at the 5-day variable weighted-average price ("VWAP") of $0.051 per share which materially agrees with fair value.

NOTE 11 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 7 on December 14, 2009, 166,000 warrants were issued for services provided in execution of the debentures. As discussed in Note 6, the share purchase and broker warrants are also treated as derivatives.   The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0.45, current market price of $0.63 per share and an expected life of 3.5 years.  The warrants expire June 14, 2013.

In conjunction with the issuance of the $500,000 convertible debentures on or about October 26, 2010, described in Note 7, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $8,854 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.16 per share and an expected life of 3.5 years.  The warrants expire April 26, 2014.

The fair value of the broker warrants were expensed as financing costs.

A summary of the Company's share purchase and broker warrants outstanding at June 30, 2012 is presented as follows:

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

	Broker warrants	Broker warrant exercise price	Share purchase warrants	Warrant exercise price
Balance outstanding, September 30, 2010	166,000	$0.45	2,000,000	$0.45
Granted	55,335	$0.18	2,777,778	$0.18
Exercised	-		-
Forfeited	-		-
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)
Granted	-		-
Exercised	-		-
Forfeited	-		-
Balance outstanding, June 30, 2012	221,335	$0.05(1)	4,777,778	$0.05(1)

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 6 and 7.

The Company entered into a Modification Agreement with holders of debentures discussed in Note 7.  The Exercise Price of the warrants issued in the 2010 transaction is reduced to five cents ($0.05) per share effective January 9, 2012.

NOTE 12 - RELATED PARTY TRANSACTIONS

On July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's President, CEO and member of the board of directors.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management, LLC for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho.  For the three months and nine months ended June 30, 2012, the Company recognized $7,500 and $20,500, respectively, in rent expense to the related party.  For the three months and nine months ended June 30, 2011, the Company recognized $4,500 and $13,500 respectively.

NOTE 13 - INCOME TAX

The Company did not recognize an income tax benefit or expense for the period ended June 30, 2012, and fiscal year ended September 30, 2011.  For the fiscal year ending September 30, 2012, the Company anticipates an effective income tax rate of 0% due to the availability of net operating losses to offset any income taxes.

NOTE 14- CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As disclosed in the financial statements as of and for the year ended September 30, 2011, management has determined that certain errors were contained in the Company's financial statements.

The errors were related to an incorrect application of conversion option derivative and warrant derivative accounting related to convertible debentures entered into by the Company on or about December 14, 2009, April 23, 2010 and October 18, 2010 (Note 7).   As discussed in Note 2, embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

The adjustments required to appropriately record these adjustments are material to the previously filed financial statements, thus management is restating these financial statements.  The accompanying financial statements have been restated to reflect the corrections.   As discussed in Note 1, certain reclassifications have been made for comparative purposes.

The effects of the Company's previously issued June 30, 2011 statement of operations is as follows:

For the three months ended June 30, 2011	Previously reported	Increase (Decrease)	Restated

REVENUE
Oil sales	$45,379	-	$45,379
Natural gas sales	7,353	-	7,353
TOTAL REVENUE	52,732	-	52,732

OPERATING EXPENSES
Production costs - oil	19,843	-	19,843
Production costs - natural gas	3,347	-	3,347
Depreciation, depletion and amortization	193,351	(2,022)	191,329
Loss on write-off and sales of leases and equipment	102,875	(360)	102,515
Accretion of asset retirement obligation	11,620	(7,746)	3,874
General and administrative	183,314	-	183,314
TOTAL OPERATING EXPENSES	514,350	(10,128)	504,222

OPERATING LOSS	(461,618)	(10,128)	(451,490)

OTHER INCOME (EXPENSE)
Interest and financing costs	(70,430)	1,848	(68,582)
Miscellaneous income (expense)	55,352	(1,084)	54,268
Gain (loss) on extinguishment and conversion of debt	101,459	(159,276)	(57,817)
Gain (loss) on change in fair value of conversion option derivative	-	178,432	178,432
Gain (loss) on change in fair value of warrant derivative	-	249,956	249,956
Amortization of discount on debentures	(293,060)	76,686	(216,374)
TOTAL OTHER INCOME (EXPENSE)	(206,679)	346,562	139,883

INCOME (LOSS) BEFORE INCOME TAX	(668,297)	356,690	$(311,607)

Provision for income tax	-	-	-

NET INCOME (LOSS)	$(668,297)	$356,690	$(311,607)

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2012

For the nine months ended June 30, 2011	Previously reported	Increase (Decrease)	Restated

REVENUE
Oil sales	$195,794	$-	$195,794
Natural gas sales	28,294	-	28,294
TOTAL REVENUE	224,087	-	224,087

OPERATING EXPENSES
Production costs - oil	88,264	-	88,264
Production costs - natural gas	6,315	-	6,315
Depreciation, depletion and amortization	578,467	(23,391)	555,077
Loss on write-off and sales of leases and equipment	102,875	(360)	102,515
Accretion of asset retirement obligation	11,620	-	11,620
General and administrative	675,757	-	675,757
TOTAL OPERATING EXPENSES	1,463,298	(23,751)	1,439,547

OPERATING LOSS	(1,239,211)	23,751	(1,215,460)

OTHER INCOME (EXPENSE)
Interest and financing costs	(210,685)	765	(209,920)
Miscellaneous income (expense)	55,352	-	55,352
Loss on initial recording of derivatives	-	(342,187)	(342,187)
Gain (loss) on extinguishment and conversion of debt	-	(218,457)	(218,457)
Gain (loss) on change in fair value of conversion option derivative	-	806,342	806,342
Gain (loss) on change in fair value of warrant derivative	-	623,200	623,200
Accretion of convertible note payable
Amortization of discount on debentures	(635,982)	7,043	(628,939)
TOTAL OTHER INCOME (EXPENSE)	(791,315)	876,706	85,391

INCOME (LOSS) BEFORE INCOME TAX	(2,030,526)	900,457	(1,130,069)

Provision for income tax	-		-

NET INCOME (LOSS)	$(2,030,526)	$900,457	$(1,130,069)

NOTE 15 - SUBSEQUENT EVENTS

On July 11, 2012, the Company issued 507,292 shares of common stock in lieu of paying interest with cash, to holders of convertible debentures described in Note 7.  The interest totaled $20,292 and was issued at the 5-day variable weighted-average price ("VWAP") of $0.04 per share which materially agrees with fair value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2012 and 2011

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

Oil and Gas Properties

During the three months ended June 30, 2012, the Crosby area experienced improving weather conditions which provided adequate access to four of JayHawk Energy’s five producing wells.  All four wells produced regularly during the quarter just ended, and continue to produce to date of this report.

Revenues – For the three months ending June 30, 2012 and 2011, revenues reported as JayHawk's net working interest were $112,359 and $52,732 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2012 and 2011, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2012	2011	2012	2011	2012	2011

Oil sales (in barrels)	3,302	1,013	$67.35	$90.11	$ 222,382	91,280
Gas sales (in thousand cubic feet)	-	2,923	-	3.62	-	12,437
Total gross receipts					$ 222,382	103,717
Less: working and royalty interests					(99,081)	(46,327)
Less: severance taxes					(10,940)	(4,658)
Net revenue to JayHawk					$ 112,359	$ 52,732

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

Volumes of oil delivered during the three month period ending June 30, 2012 increased by 2,289 barrels (+226%) over the same timeframe in 2011.  The Company operated four of five wells in the three months ended June 30, 2012 for an aggregate of 282 production days compared to 49 days producing for the three months ended June 30, 2011.

Access to the Kearney well continued to be restricted by flood waters during the three months ended June 30, 2012.  Subsequent to the report date, access to the Kearney well has been restored and production resumed at the well site.  Management anticipates the well to resume historic production levels of approximately 200 barrels of oil per month.

For the three month period ending June 30, 2012, JayHawk sold a gross 3,302 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $63.78 to a high of $69.79 during the three month period ending June 30, 2012  This production was sold at average prices of $67.35/Bbl.  During the comparable period ending June 30, 2011 the quarterly sales volumes were 2,136 Bbls.  Field prices (after delivery charges) fluctuated from a low of $69.25 to a high of $83.36/Bbl.  Average prices received per barrel of crude oil were $75.35 for the three months ending June 30, 2011.

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

Production and Operating Expenses – Total operating expenses for the three months ended June 30, 2012 and 2011 were $504,222 and $300,951 respectively.  The expenses are segregated as follows:

	Three months ended				Three months ended
	June 30, 2012				June 30, 2011
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$39,085	$4,685	$-	$43,770	$23,191
Depreciation, depletion and amortization	71,645	39,536	1,118	112,299	191,329
General and administrative	43	214	140,531	140,788	183,314
Accretion of asset retirement obligation	1,793	2,467	-	4,260	3,874
Loss on write-off and sale of equipment	-	-	-	-	102,515
Other net (income) and expense	540	5	(158,618)	(158,073)	(33,496)
Totals	$113,106	$46,907	$(16,969)	$143,044	$470,727

Total production expenses for the North Dakota oil operations were $39,085 (34.8% of oil revenue) for the three months ended June 30, 2012 compared to $19,843 (43.7% of oil revenue)   for the three months ended June 30, 2012.   These expenses are 8.9% lower as a percentage of revenue than incurred in the comparative periods ending June 30, 2012.    Management expects repairs and maintenance to increase in the quarter ending September 30, 2012 primarily as a result of road maintenance and well repairs associated with the Kearney well.

Relative to the Company’s Kansas natural gas activities, throughout the three month period ending June 30, 2012, in accordance with the joint operating agreement lapsing, JayHawk will bear the responsibility for costs associated with the operations, and, in turn will derive a higher percentage of revenue  for that responsibility once the Company's natural gas wells are returned to production.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending June 30, 2012 and 2011 is provided in the following table:

	Three months ended	Three months ended
	June 30, 2012	June 30, 2011
Compensation and payroll taxes	$57,329	$57,541
Stock option expense	3,146	53,286
Legal, professional and consulting fees	45,320	26,102
Audit and public company expense	6,803	24,744
Insurance	13,843	12,664
All other general and administrative	14,181	8,977
TOTAL	$140,622	$183,314

Management has taken appropriate and necessary actions to reduce general and administrative expenses and will continue to seek further cost reductions.  Total general and administrative expense has decreased $42,692 (23.4%) during the three month period ending June 30, 2012 compared to the prior year.  Compensation and payroll expense has decreased $50,352, attributable to stock options expensed, and reduction in payroll expense by not replacing the salary of the Company’s former president in the comparable period ending June 30, 2011.   The Company's CEO has foregone compensation during quarter ended June 30, 2012.   Audit and public company expense decreased $17,941, as a result of discontinuing the use of a dedicated investor relations consultant during the current fiscal year.

Legal, professional and consulting fees increased by $19,218 over the comparable period ending June 30, 2011 as a result of engaging Cynergy Advisors to provide Company management recommendations in connection with opportunities for capital raises, mergers, acquisitions, joint ventures, sale or trade of a working interest and or other business combinations or divestitures.  The Company continues to seek opportunities to increase shareholder value by seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations.

Insurance expense increased $1,179 over the prior year due to rise in annual premium costs.

Other income (expense) – for the three month period ending June 30, 2012 and 2011, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended	Three months ended
	June 30, 2012	June 30, 2011
Interest and financing costs	$(31,421)	$(68,582)
Miscellaneous income (expense)	-	54,268
Loss on initial recording of derivatives	-	-
Gain (loss) on extinguishment and conversion of debt	-	(57,817)
Gain (loss) on change in fair value of conversion option derivative	313,173	178,432
Gain (loss) on change in fair value of warrant derivative	(123,695)	249,956
Amortization of discount on debentures	-	(216,374)
TOTAL	$158,057	$139,883

Interest and financing costs decreased due to a lower debt load and reducing interest-bearing vendor payables over the past twelve months.

On or about January 9, 2012, the Company modified the terms of its debentures (Note 6 and 7) and warrants (Note 6), changing the conversion and exercise price from $0.12 to $0.05 per share whereby the fair value of the options and warrants were re-price to their fair market trading value.  The Company recognized no additional derivatives during the quarter ended June 30, 2012 nor any loss on conversion of debt.  The total non-cash (loss) gain on conversion derivative of $314,153 and warrant derivative of ($123,695) positively impacted the financial results for the quarter.

Cash Flows, Liquidity and Capital Resources

As of June 30, 2012 current assets totaled $113,612 consisting of cash, $30,847, accounts receivable, $73,625, and prepaid expenses, $9,140.  At the same time the Company's current liabilities were $2,688,681.  This working capital shortage of $2,575,065 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is seeking joint venture, merger, acquisition and other means of financing to grow the Company.

Net cash used by operating activities totaled $20,905 for the nine months ending June 30, 2012, compared to $927,193 used by operating activities for the six month period ending  June 30, 2011.

Net cash (used) provided by investing activities totaled ($1,160) during the nine months ending June 30, 2012 as compared to  $98,785 in the same period ending June 30, 2011.

Net cash used by financing activities totaled $ nil during the nine months ending June 30, 2012 as compared to net cash provided of  $821,000 in the same period ending June 30, 2011.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $22,065 which is a decrease in the Company's cash balance of $52,912 existing at September 30, 2011, to the cash balance at June 30, 2012 of $30,847.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of June 30, 2012, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

Convertible Debentures-- As of June 30, 2012, the Company is in default, as a result of certain provisions of the debentures, of the terms of its 10% convertible debentures issued to certain institutional investors in December 2009 and April 2010.  The December 2009 and April 2010 debentures original maturity date of December 14, 2011, which was extended to June 30, 2012, has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of June 30, 2012. Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current

liabilities as of June 30, 2012.   The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective February 16, 2012.  See Part I, Item II, Note 9-Convertible Debentures for a more thorough discussion of the debentures.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1

Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

32.1

Section 1350 Certification of CEO

101.INS*

XBRL Instance

101.SCH*

XBRL Taxonomy Extension Schema

101.CAL*

XBRL Taxonomy Extension Calculation

101.DEF*

XBRL Taxonomy Extension Definition

101.LAB*

XBRL Taxonomy Extension Label

101.PRE*

XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Colorado corporation

Date: August 17, 2012	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director