Form 10-K/A
period 2011-09-30
Jayhawk Energy, Inc.
filed 2012-10-18
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended September 30, 2011

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

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-K/A to the Annual Report on Form 10-K of Jayhawk Energy, Inc. (the “Company”), for the year ended September 30, 2011, is to provide additional disclosures on unproven and proven reserves related to the Company’s Girard, Kansas property.  As no independent third-party engineer reserve estimate has been conducted on the Company’s Girard, Kansas project, management has determined it appropriate to reclassify those assets as ‘unproven’ despite natural gas production at the location.  At this time, the Company has no oil production at its Kansas properties and, conversely, no natural gas production as its Crosby, North Dakota site.

Certain disclosure information related to the Company’s oil and natural gas properties required by Section 1202 through 1208 of Regulation S-K are included in this Form 10K-A.

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

Oil and Gas Properties

Please refer to Item 2 of this Form 10K/A for discussion on the Company’s oil and natural gas properties and reserves.

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

Risk related to disclosure controls:  The Company's disclosure controls and procedures and internal control over financial reporting were not effective, which caused the Company's financial reporting to be unreliable and lead to incorrect financial information being disseminated to the public. The Company's management evaluated its disclosure controls and procedures as of September 30, 2011, and concluded that as of that date, the Company's disclosure controls and procedures were not effective. In addition, management evaluated the Company's internal control over financial reporting as of September 30, 2010, and concluded that that there were material weaknesses in the Company's internal control over financial reporting as of that date and that its internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

S.E. Kansas - Girard Properties - Adjacent to the Uniontown Project is the Girard Project in Crawford County Kansas which the Company acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008, the Company completed drilling and casing an additional 20 gas wells.  JayHawk Energy's acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As of September 30, 2011, the Company has 20 producing gas wells tied into the pipeline.  Since June of 2008 through September of 2011, the Company's gas production and sales has contributed $302,542 in net revenues.  At this time, The Company produces only natural gas at its Girard, Kansas well sites.  This is more fully discussed in Note 5 to the Consolidated Financial Statements of this Form 10-K.

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

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  One of these wells will be converted to water disposal in order to reduce operating expense.  The second well is being considered for horizontal drilling to test the potential for Bakken reservoir production on the land in which the Company has acquired drilling rights in the Bakken formation.  JayHawk, in its acquisition of leases during 2010, acquired Bakken rights along with the Mississippian rights in section 28-164N-97W at the Crosby property.  Activity in the Bakken has been moving northward from the well-developed Bakken fields in Mountrail and McKenzie Counties to the south.  Recent drilling by other companies into the Bakken shale formation and the underlying Three Forks shale have yielded promising production results within 10 miles of the Crosby pool.  The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

Disclosure of Reserves – The Company holds proved oil reserves in North Dakota.  For the North Dakota properties, the independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. of Calgary, Alberta Canada, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2010 and 2011. A copy of the McDaniel and Associates and related consent for use for specific purpose is attached as Exhibit 99.3.  McDaniel & Associates, Ltd. is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world.  McDaniel & Associates was established in 1955 and has been providing oil and gas reserve estimates for the past 57 years.  McDaniel & Associates maintains a staff of over 60 professionals and technical support personnel with offices in Calgary, Alberta, Canada, and Guildford, England.  McDaniel & Associates report is intended to be compliant with SEC Regulations S-X and S-K, for the purpose of disclosure requirements.

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

The reserve data set forth in the reports and in this Report represents only estimates, and should not be construed as being exact quantities.  The reserves may or may not be actually recovered, and if recovered, the actual revenues and costs could be more of less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

McDaniels & Associates used all assumptions, data, methods and procedures they considered necessary and appropriate under the circumstances to prepare their estimates.  The reserves set forth in their reports for the properties are estimated by performance methods or analogy.  In general, reserves attributable to producing wells and reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data.  Reserves attributable to non-producing and undeveloped reserves includes in the reports are estimated by analogy.  The estimates of the reserves, future production, and income attributable to properties are based on the reserve definitions set out in Rule 4-10(a) in SEC Regulation S-X.

The McDaniel & Associate report summarize conclusions made by them with respect to the reserve estimates.  To estimate economically recoverable crude oil, many factors and assumptions were considered, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates.  Under applicable SEC regulations, proved reserves must be demonstrated to be economically producible based on the existing economic conditions including the prices and costs at which economic production from a reservoir is determined as of the effective date of the report.  With respect to the property interests the Company owns, production and well tests from examines wells, normal direct costs of operating the wells or leases, other costs such as transportation and processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil that cannot be measured in an exact manner.  There are numerous uncertainties inherent in estimating crude oil reserves and their estimated values, including many factors beyond the Company’s control.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment.  As a result, estimates of different engineers, including those used by the Company, may vary.  In addition estimates of reserves are subject to revision based upon actual production, result of future developments and exploration activities, prevailing crude oil prices, operating costs and other factors.  The revisions may be material.  Accordingly, reserve estimates are often different from the quantities of crude oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.  The Company’s estimate net proved reserves, included in the Company’s SEC filings, have not been filed with or included in reports to any other federal agency.  See Item 1A of this Report entitled “RISK FACTORS - Estimation Risks:  Reserve estimates, like all estimates, are subject to numerous uncertainties and may be inaccurate.”

Federal and state regulations governing protection of the environment may prevent the Company from recovering the estimated reserves disclosed in this section of the Report.  For a discussion of the main federal laws and regulations in the United States in place to protect the environment, see the subsection of this Annual Report above entitled “DESCRIPTION OF BUSINESS – Governmental Regulations,” which disclosure is incorporated herein by reference.

A summary of the Company’s net proved oil reserves for the North Dakota, Crosby properties for the years end September 30, 2011 and 2010 are presented below:

	2011	2010
	Oil (Bbls)	Oil (Bbls)
PROVED
Developed – North Dakota	45,500	43,800
Undeveloped – North Dakota	21,400	21,400
TOTAL PROVED RESERVES	66,900	65,200

The Company has no reserve estimates for synthetic oil, synthetic gas or sales of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

The Kansas properties identified above as the Girard and Uniontown projects have not been evaluated and no independent estimates of proved reserves have yet been made. Consequently, management has determined the producing natural gas properties in Girard, Kansas be classified as unproven for purposes of financial statement disclosure.  Additional information about the Company’s proved oil reserves are presented under Note 22 - Supplemental Oil and Gas Information in the accompanying Consolidated Financial Statements.

Probable Reserves

Estimates of probable reserves are inherently imprecise.  When producing an estimate of the amount of oil and gas that is recoverable from a particular reservoir, an estimated quantity of probable reserves is an estimate of those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered.  Estimates of probable reserves are also continually subject to revisions based on production history, results of additional exploration and development, price changes and other factors.

When deterministic methods are used, it is likely as not that actual remaining quantities recovered will exceed the sum of the estimated proved plus probable reserves.  When probabilistic methods are used, there should be at least a 50% probability that the actual quantities recovered will equal or exceed the proved plus probable reserves estimates.  Probable reserves may be assigned to areas of a reservoir adjacent to proved reserves where data control or interpretations of available data are less certain, even if the interpreted reservoir continuity of structure or productivity does not meet the reasonable certainty criteria.  Probable reserves may be assigned to areas that are structurally higher than the proved areas if these areas are in communication with the proved reservoir.  Probable reserves estimates also include potential incremental quantities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves.

A summary of the Company’s net probable oil reserves for the North Dakota, Crosby properties for the years end September 30, 2011 and 2010 are presented below:

	2011	2010
	Oil (Bbls)	Oil (Bbls)
PROBABLE	19,000	20,700

Controls over Reserve Estimates

Compliance as it relates to reporting the Company’s reserves is the responsibility of Lindsay Gorrill, President and Chief Executive Officer, who has over 20 years experience in resource-based companies.  Mr. Gorrill has a strong background in asset evaluation and management.

With respect to the Company’s properties, the control over reserve estimates included retaining McDaniel & Associates Consulting, LTD as our independent and geological auditing firm.  Jayhawk provided McDaniel & Associates with information about its oil properties, including production profiles, prices and costs, and McDaniel & Associates reviewed the estimates of the reserves attributable to oil properties.  McDaniel & Associates Consulting LTD is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry.  The engineer responsible for overseeing the reserve study at McDaniel & Associates is a licensed engineer, with professional memberships with the Petroleum Society of Canada, The Association of Professional Engineers, and the Geologists and Geophysicists of Alberta (APEGGA).  All of the information on the North Dakota oil reserves in this Report is derived from McDaniel & Associates’ report.

Proved undeveloped reserves

At September 30, 2011, management estimated the Company had proved undeveloped reserves (PUDs) of 21.4 MBbls for its North Dakota properties which accounted for 31.9% of its total estimated North Dakota proved oil reserves.  The table following table discloses the Company's PUDs during 2011:

	2011	2010
	Oil (Bbls)	Oil (Bbls)
PUDS beginning of year	21,400	72,200
Revisions of previous estimates	-	(50,800)
Conversions to proved developed reserves	-	-
Additional PUDs added	-	-
PUDs end of year	21,400	21,400

Production volumes

The following table set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Company for the period indicated.  The Company's oil wells are located in North Dakota.  The Company's natural gas wells are located in Kansas:

	Years Ended September 30,
Oil (North Dakota)	2011	2010	2009
Production volumes:
Oil production (Bbls)	9,912	19,398	20,146
Average daily production (BOED)	27.16	53.15	55.19

Natural Gas (Kansas)
Production volumes:
Natural gas (mcfs)	15,973	18,749	20,506
Average daily production (mcfs)	43.76	51.37	56.18

The oil and gas sales revenue shown in the table below is the Company’s net share of annual revenue in each project for the past three fiscal years:

	Years Ended September 30,
	2011	2010	2009
Oil Revenue (North Dakota)	$333,275	$612,607	$479,598
Gas Revenue (Kansas)	29,847	72,101	108,812
Total	$363,122	$684,708	$588,410

The table below shows the average sales price per unit and average cost of good sold per unit the Company received for oil and natural gas for the past three fiscal years:

	Years Ended September 30,
Average sales price:	2011	2010	2009
Oil –per barrel (North Dakota)	$74.18	$63.13	$49.97
Gas – per mcf (Kansas)	$3.85	$4.13	$2.93

Average cost of goods sold:
Oil – per barrel (North Dakota)	$15.63	$14.86	$11.76
Gas – per mcf (Kansas)	$3.66	$1.49	$5.05

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on the Company's oil and gas properties:

Year Ended September 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Development
Oil wells	-	-	2.00	1.92	-	-
Natural gas wells	-	-	-	-	-	-
Dry wells	-	-	(2.0)	(1.92)	-	-
Total	-	-	-	-	-

Exploration
Oil wells	-	-	-	-	-	-
Natural gas wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-
Total	-	-	-	-	-	-

The following table summarizes the Company's total oil wells by type as of September 30, 2011.  A net well represents the Company's percentage ownership of a gross well.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.   All oil wells are located in North Dakota; all natural gas wells are located in Kansas.

	Producing Wells		Non-producing wells
	Gross	Net	Gross	Net

Oil wells	5	3.25	2	1.92
Natural gas wells	21	13.65	4	2.60
Total	26	16.90	6	4.52

Title to Properties

Management believes the Company has satisfactory title to all of its U.S. properties in accordance with standards generally accepted in the oil and gas industry.  The properties are subject to customary royalty interests, liens for current taxes and other burdens, which management believes does not materially interest with the use of or affect the value of such properties.  Prior to acquiring undeveloped properties, the Company performs a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry.  Before the Company commences drilling operations, it conducts a thorough title examination and performs curative work with respect to significant defects before proceeding with operations.  The Company has performed a thorough title examination with respect to substantially all of its active properties.

Delivery commitments

The company currently has no delivery commitments for product obtained from its wells.

Dry holes

The Company has not experienced any dry holes in fiscal year ending September 30, 2011.  It experienced two dry holes during its drilling operations in 2010.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report Form 10-K/A.

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

Results of Operations

For the years ending September 30, 2011 and 2010, we report gross revenues of $363,122 and $684,708, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As commented on in Note 2 to the Consolidated Financial Statements for the period ended September 30, 2011, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2011 and 2010, JayHawk sold a gross 9,518 Bbls and 19,282 Bbls respectively.  Gross working interest in the revenues generated from the five North Dakota oil wells were $333,375 and $612,607 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

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

Included in Salaries, Wages and Compensation is the recognition of a non-cash Stock Option expense in the amount of $200,560 for the year ended September 30, 2010, awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan compared to $213,144 recognized in the year ended September 30, 2011.

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

Interest expense increased $5,607 during the year ended September 30, 2011 compared to the year ended September 30, 2010.  The Company incurred additional debt of $500,000 in the form of convertible debentures in October 2010, bringing the face value of issued convertible debt to $1,997,000.  At the comparable date in October 2009, the Company carried approximately $800,000 in debt instruments.  Consequently, interest expense increased.  While offset by conversions to the debentures throughout the course of the year, the corresponding debt for the majority of fiscal year 2011 exceeded that of 2010.  The debentures balance at September 30, 2011, of $1,279,000, coupled with subsequent conversions of debt should further decrease interest expense in the forthcoming fiscal year, notwithstanding additional debt yet to be incurred.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of no excess cash availability for investment.

As discussed in Note 19 of the consolidated financial statements, the Company has restated its financial statements for the quarters in the period ended September 30, 2010 , the fiscal year ended September 30, 2010, and the subsequent quarters ending during the fiscal year ending September 30, 2011, as a result of derivative accounting related to convertible debentures with "down-round" provisions.  Consequently, the Company has recognized gain (loss) directly attributed to the recording of the associated derivative liabilities and the recurring revaluation of the derivatives to the extent detail in the table above.  Also, the Company has recorded an adjustment to property as a result of leases that were incorrectly amortized in prior years.  The adjustments and quarterly restatements are detail in Section 9B- Other Information.  The restatement of the September 30, 2010, financial statements are in Note 19 of the consolidated financial statements.

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

The Company's working capital deficit (current liabilities less current assets) was $2,209,359 at September 30, 2011.  At September 30, 2010, the Company's working capital deficit was $2,703,952.  The decrease in liabilities at September 30, 2011, is attributable to improved expense control and strengthening cash flow from resumption of oil production, coupled with no exploration expenditures during the fiscal year.

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

During the year ending September 30, 2011, investment activities provided the Company with $185,521 as compared to $1,632,842 used during the comparable period ending September 30, 2010.  Due to constraints on cash flow as a result of decreased oil revenue from weather-related causes, the Company did not grow its lease position nor did it increase capital equipment spending during the year ended September 30, 2011, compared to the prior year.  The Company did purchase leases in Divide County in January 2011 for $48,445 but those properties remain unproved and undeveloped.   During the year ended September 30, 2010, the Company did actively grow its capital equipment assets by drilling two wells which subsequently have been impaired due to lack of production.

The Cash flows provided from financing activities were $338,951 and $1,468,561 for the years ended September 30, 2011 and 2010, respectively.

Commitments:  At September 30, 2011, the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

The Company was obligated under its original office lease agreement, expiring July 1, 2011, to make payments of $1,500 per month.  Management was successful in extending this agreement through December 1, 2011, whereby the Company entered into a new lease agreement in Coeur d'Alene, Idaho for $2,500 per month.  The term of the lease is four years and contains no escalation clauses.

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

Contents

Page

FINANCIAL STATEMENTS:

Report of Registered Public Accounting Firms

  25-26

Consolidated balance sheets

27

Consolidated statements of operations

28

Consolidated statements of changes in stockholders' equity

29

Consolidated statements of cash flows

30

Notes to consolidated financial statements

31-54

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2011	September 30, 2010
		(Restated- Note 19)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,912	$56,280
Trade accounts receivable (NOTE 4)	78,855	225,415
Other current assets	10,162	4,344
TOTAL CURRENT ASSETS	141,929	286,039

PROPERTY AND EQUIPMENT
Unproved properties, net of accumulated amortization of $1,443,629 and $856,033 respectively (NOTE 5)	3,922,673	5,938,487
Proved properties, net of accumulated DD&A of
$748,836 and $433,028 respectively (NOTE 6)	958,165	3,092,252
Computers, office equipment, furniture and leasehold improvements, net
of depreciation of $36,659 and $25,296 respectively	8,252	19,616
NET PROPERTY AND EQUIPMENT	4,889,090	9,050,355

OTHER LONG-TERM ASSETS (NOTE 7)	101,500	56,900

TOTAL ASSETS	$5,132,519	$9,393,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$489,043	$1,101,855
Due to royalty and working interest holders	181,367	135,384
Other payables, interest and taxes accrued	132,058	178,358
Conversion option derivative (NOTE 8)	286,498	848,300
Warrant derivative (NOTE 8)	299,947	498,180
Notes payable in less than one year (NOTE 9)	-	227,914
Convertible debentures	1,279,000	-
Less: unamortized discount on debentures	(316,625)	-
TOTAL CURRENT LIABILITIES	2,351,288	2,989,991

LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 10)	170,421	154,928
Investment by joint venture partner (NOTE 11)	-	250,000
Convertible debentures (NOTE 12)	-	1,497,000
Less: unamortized discount on debentures	-	(982,564)
TOTAL LONG-TERM LIABILITIES	170,421	919,364

TOTAL LIABILITIES	2,521,709	3,909,355

COMMITMENTS AND CONTINGENCIES (NOTE 21)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
58,236,245 and 48,980,326 shares issued and outstanding
respectively (NOTE 13)	58,236	48,980
Additional paid-in capital	20,967,464	19,508,456
Accumulated deficit	(18,414,890)	(14,073,497)
TOTAL STOCKHOLDERS' EQUITY	2,610,810	5,483,939
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,132,519	$9,393,294

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

From time to time, new accounting guidance is issued by the FASB that the Company adopts as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on its financial statements upon adoption.

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

Proceeds for the August and September 2010 deliveries, valued at $193,297, were subsequently received in October 2010.  Amounts receivable for September natural gas deliveries, $6,533 were also received in October 2010. Specifically, trade accounts receivable are detailed as follows:

	2011	2010
Due for crude oil	$70,664	$193,297
Due for natural gas	571	6,533
Other receivables	7,620	25,585
TOTAL	$78,855	$225,415

NOTE 5 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at September 30, 2011 and 2010, consists of the following capitalized costs respectively:

	2011	2010
		(Restated-Note 19)
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment	$615,953	$705,903
Capitalized drilling costs	662,899	662,899
Subtotal	1,278,852	1,368,802
Less accumulated DD&A	(458,765)	(130,364)
Net capitalized costs in Girard Project	820,087	1,238,438

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Jayhawk Gas Transport Company
Field equipment	2,605,871	2,605,871
Less accumulated DD&A	(404,865)	(288,753)
Net capitalized costs in Jayhawk Gas Transport Company	2,201,006	2,317,118

Total unproved and developed properties	$3,021,093	$3,555,556

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Uniontown Project	$-	$1,020,479
Net investment in Uniontown Project	-	1,020,479

Unproved and undeveloped properties
Kansas Girard Project	1,403,444	1,652,283
Less: accumulated amortization	(579,999)	(436,916)
Net investment in Girard Project	823,445	1,215,367

North Dakota Project	78,135	147,085
Net investment in North Dakota Project	78,135	147,085

Total unproved and undeveloped properties	$901,580	$2,382,931

TOTAL UNPROVED PROPERTIES	$3,922,673	$5,938,487

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

NOTE 6 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

		September 30,
Name		2011		2010
				(Restated-Note 19)
Crosby, North Dakota Properties	$		$
Proved Reserves		2,357,753		2,357,753
Field Equipment		1,200,245		1,224,580
Capitalized Drilling Costs		416,429		1,929,410
Subtotal		3,974,427		5,511,743
Less: Impairments		(2,267,426)		(1,986,463)
Less: Accumulated DD&A		(748,836)		(433,028)
Total Proved Oil and Gas Properties		$958,165		$3,092,252

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

NOTE 8 - DERIVATIVE LIABILITIES

As discussed in Note 12, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain ‘down-round’ provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated from the host instruments.

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

On February 25, 2010 the $800,000 principal of the note payable and currently accrued interest was converted to 1.6 million shares of the Company’s common stock.  An expense is recognized when convertible debt is converted to equity securities of the debtor to the extent that the fair value of the securities and other consideration transferred exceeds the fair value of securities issuable pursuant to the original conversion terms.  Management made an assessment of the modified terms of conversion and determined that the fair value of the 1.6 million shares on the date of issuance was $2,112,000 and exceeded the value of shares issuable pursuant to the amended agreement of

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

$645,022, by $1,469,078.  This amount was charged to debt conversion expense and is included in Gain (loss) on extinguishment and conversion of debt on the Consolidated Statement of Operations.  As of September 30, 2011 and 2010, the Company has satisfied all financial obligations on this note.

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

Fiscal Year End September 30, 2010

October2, 2009 - The Company issued 30,000 shares of common stock to one vendor for services rendered.  These shares were valued at $0.38 per share or $11,400.  The fair value of the aggregate issuance approximated the value of the services rendered.

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

June 28, 2010 - The Company issued 10,000 shares of common stock in conversion of $3,000 of principal to one of the holders of the 10% convertible debentures, in agreement with the terms thereof referenced above in Note 12,

July 20, 2010 - The Company issued the holders of the debentures 112,777 shares of the Company’s common stock in lieu of interest due and payable, totaling $33,833 as of July 01, 2010.  These were valued at $0.30 per share.

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

The following table reflects the summary of stock options outstanding at September 30, 2011, and changes during the year ended September 30, 2011:

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

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on the results of operations or financial position as of September 30, 2011 or 2010.  Therefore, the Company does not have an accrual for uncertain tax positions as of September 30, 2011 or 2010.  As a result, tabular reconciliation of beginning and ending balances would not

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

be meaningful.  If interest and penalties were to be assessed, the Company would charge interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2008 through 2011 remain subject to examination by state and federal tax authorities.

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

Management has also assessed undeveloped properties in both North Dakota and Kansas and determined restatement of financial statements is appropriate for the quarters ended June 30, 2011 and prior.   The Uniontown, Kansas project was acquired for $2,200,000 in 2007, and consisted of mineral leases covering approximately 35,000 acres in Bourbon County, KS.  During 2008, it was determined that the Company only actually permitted approximately one-third of the leases it had acquired initially, and therefore recognized an impairment for the remaining two-thirds of the original cost ($1,474,000).  Throughout 2007 and 2008, the Company paid approximately $295,000 to renew these leases, each for a term of three years.  The payments represented acquisition costs, and since the property was not yet in production the leases should not have been subject to amortization but is instead subjected to an annual impairment test, and consequently, the asset was understated by the accumulated amortization for the prior year ended September 30, 2010, of $256,486, amortization expense is overstated by the amount taken that year of $93,752.

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

The effects of the Company's previously issued 2010 audited financial statements are summarized as follows:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Balance sheet

	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash	$56,280	$-	$56,280
Trade receivables	225,415	-	225,415
Other current assets	4,344	-	4,344
TOTAL CURRENT ASSETS	286,039	-	286,039

PLANT, PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	2,126,445	3,812,042	5,938,487
Proved and developed oil and gas properties, net	6,647,808	(3,555,556)	3,092,252
Computers, office equipment and furniture, net	19,616	-	19,616
NET PLANT, PROPERTY AND EQUIPMENT	8,793,869	256,486	9,050,355

OTHER CURRENT ASSETS	56,900	-	56,900
TOTAL ASSETS	$9,136,808	$256,486	$9,393,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,101,848	$8	$1,101,855
Due to royalty and working interest holders	135,384	-	135,384
Other payables, interest and taxes accrued	178,358	-	178,358
Conversion option derivative	-	848,300	848,300
Warrant derivative liability	-	498,180	498,180
Notes payable in less than one year	227,914	-	227,914
TOTAL CURRENT LIABILITIES	1,643,504	1,346,488	2,989,991

LONG TERM LIABILITIES
Asset Retirement Obligation	154,928	-	154,928
Investment by joint venture partner	250,000	-	250,000
Convertible debentures	1,497,000	-	1,497,000
Less unamortized discount on debentures	(740,854)	(241,710)	(982,564)
TOTAL LONG-TERM LIABILITIES	1,161,074	(241,710)	919,364

TOTAL LIABILITIES	2,804,578	1,104,778	3,909,355

STOCKHOLDERS' EQUITY
Common stock	48,980	-	48,980
Additional paid-in capital	17,108,319	2,400,136	19,508,456
Accumulated deficit	(10,825,069)	(3,248,428)	(14,073,497)
TOTAL STOCKHOLDERS' EQUITY	6,332,230	(848,292)	5,483,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,136,808	$256,486	$9,393,294

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

Statement of Cash Flow

	Previously reported	Increase (Decrease)	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,161,381)	$(3,415,201)	$(8,576,582)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	972,160	(93,752)	878,408
Accretion of asset retirement obligation	14,084		14,084
Amortization of discount on debenture	759,146	-	517,436
Debt conversion expense	1,466,978		-
Common stock issued for stock issuance costs	161,068		-
Loss on extinguishment of debt	-		1,469,078
Loss on initial recording of derivative	-		4,914,580
Loss (gain) on conversion of debt	-		-
Loss (gain) on change in fair value of conversion option derivative	-	(2,249,400)	(2,249,400)
Loss (gain) on change in fair value of warrant derivative	-	1,133,600	1,133,600
Common stock issued in consideration of services	50,083	(25,113)	24,970
Common stock issued in lieu of interest	79,222	10,004	89,226
Loss on write-off and sales of leases and equipment	78,137	-	78,137
Impairment of proved properties	811,339	-	811,339
Stock based compensation	200,560	-	200,560
Changes in assets and liabilities
Trade accounts receivable	68,092	-	68,092
Other current assets and other long term assets	(3,600)	2	(3,598)
Accounts payable	834,682	(17,188)	817,494
Due to royalty and working interest holders	-	27,479	27,479
Other payables, interest and taxes accrued	75,040	(75,040)	-
Net cash provided (used) by operating activities	405,610	(190,707)	214,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment
Sale of joint interests in Kansas property	250,000	-	125,000
Proceeds from sales of equipment	-	-	-
Proved oil and gas additions	(1,953,743)	-	(1,652,831)
Unproved oil and gas property additions	(148,245)	116,233	(32,012)
Refund (deposit) on proved property development	-	(72,999)	(72,999)
Net cash provided (used) by investing activities	(1,851,988)	(219,146)	(1,632,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	1,500,000	-	1,500,000
Principal payments on notes payable	(3,000)	(28,439)	(31,439)
Net cash provided by financing activities	1,497,000	(28,439)	1,468,561

Net increase in cash and cash equivalents	50,622	-	50,622

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,658	-	5,658

CASH AND CASH EQUIVALENTS AT END OF YEAR	$56,280	-	$56,280

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

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC.  The assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from these reserves, no their present value.  The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process.  The Company emphasizes that reserve estimates are inherently imprecise and that estimate of new discoveries and undeveloped locations are more imprecise than estimates of establishing proved producing oil properties.  Users of this information should be aware that the process of estimating quantities of “proved” and “proved-developed” oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  As a result, revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various resevoirs make these estimates generally less precise than other estimates included in the financial statements disclosures.

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

All of the Company's oil reserves are within the continental United States in the states of North Dakota and Kansas.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company's net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2011 and 2010:

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

Oil reserves

Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved undeveloped and proved developed producing and non-producing reserves for the years ending September 30, 2011 and 2010:

	2011	2010
	Oil (Bbls)	Oil (Bbls)
Proved developed producing	47,000	53,400
Proved developed non-producing	8,400	-
Proved undeveloped reserves	26,000	26,000
Total proved reserves	81,400	89,400

The reserves in this report have been estimated using deterministic methods.  For wells classified as proved developed producing where sufficient production history existed, reserves were based on individual well performance evaluation and production decline curve extrapolation techniques.  For undeveloped locations and wells that lacked sufficient production history, reserves were based on analogy to producing wells within the same area exhibiting similar geologic and reservoir characteristics, combined with volumetric methods.  The volumetric estimates were based on geologic maps and rock and fluid properties derived from well logs, core data, pressure measurements, and fluid samples.  Well spacing was determined from drainage patterns derived from a combination of performance-based recoveries and volumetric estimates for each area or field.  Proved undeveloped locations were limited to areas of uniformly high quality reservoir properties, between existing commercial producers.

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

Standardized Measure of Discounted Future Net Cash Flow

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities – Oil and Gas (ASC 932) procedures and based on estimated oil reserve and production volumes.  It can be used for some comparisons, but should not be the only method used to evaluate the Company or the Company performance.  Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the Company’s current value.

The Company believes that the following factors should be taken into account when reviewing the following information:

•

future costs and selling prices will probably differ from those required to be used in these calculations;

•

due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•

a 10% discount rate may not be reasonable as a measure of the relative risk in realizing future net oil reserves; and

•

future net revenues may be subject to different rates of income taxation.

The Standardized Measure of discounted future net cash flows relating to the Company's ownership interests in proved developed oil reserves for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Future cash flows	$3,079,000	$5,125,800
Future oil and natural gas operation expenses	(830,000)	(1,276,000)
Future abandonment costs	(128,000)	(203,800)
Future severance tax	(154,000)	(366,600)
Future income tax expense	-	-
Future net cash flows	1,967,000	2,251,600
Less: 10% annual discount for estimating timing of cash flow	(512,000)	(711,400)
Standardized measure of discounted future net cash flow	$1,455,000	$1,540,200

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

The following is a summary of the changes in Standardized Measure of discounted future net cash flows for the Company’s proved oil reserves during each of the years in the two year period ended September 30, 2011:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

	2011	2010
Standardized measure of discounted future net cash flows at beginning of year	$1,540,200	$3,004,200
Net changes in prices and production costs	259,496	2,602,109
Sales of oil produced, net of production costs	(184,525)	(326,143)
Revisions of previous quantity estimates	85,509	(2,690,700)
Development costs incurred	(20,100)	(326,650)
Change in income taxes	-	-
Accretion of discount	15,493	14,084
Standardized measure of discounted future net cash flows at year end	$1,455,000	$1,540,200

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, corporate overhead items, interest expense and other incomes expense, gains and losses.  Therefore, these results are on a different basis than results of operations reported upon in the consolidated statement of operations.

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.   The Company produces no natural gas in North Dakota and no oil in Kansas at this time.   Because of limited funding, exploration activities were not conducted in the years ended September 30, 2011 and 2010.

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

The effect of the Company's previously issued 2010 quarterly financial statements are summarized as follows:

Balance sheets (Unaudited)

	December 31, 2009			March 31, 2010
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 52,892	-	$ 52,892	$ 826,698	-	$ 826,698
Trade receivables	277,554	-	277,554	129,284	-	129,284
Other current assets	1,454	-	1,454	15,364	-	15,364
TOTAL CURRENT ASSETS	1,231,900	-	1,231,900	971,346	-	971,346

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	2,213,083	3,683,581	5,896,664	2,151,743	3,636,772	5,788,515
Proved and developed properties, net	5,790,279	(3,520,846)	2,269,433	6,961,389	(3,474,037)	3,487,352
Computers, office equipment and furniture, net	28,608	-	28,608	25,611	-	25,611
PROPERTY AND EQUIPMENT	8,031,970	162,735	8,194,705	9,138,743	162,735	9,301,478
OTHER LONG-TERM ASSETS	55,100	-	55,100	56,900	-	56,900
TOTAL ASSETS	$ 9,318,970	$ 162,735	$ 9,481,705	$10,166,989	$ 162,735	$10,329,724

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 269,182	-	$ 269,182	$ 1,496,894	$ -	$ 1,496,894
Due to royalty and working interests	139,845	-	139,845	94,420	-	94,420
Other accrued payables, interest and taxes	141,720	-	141,720	82,426	-	82,426
Conversion option derivative	-	2,310,000	2,310,000	-	2,700,000	2,700,000
Warrant derivative liability	-	2,564,460	2,564,460	-	154,380	154,380
Note payable in less than one year	800,000	-	800,000	-	-	-
Current portion, long-term debt	-	-	-	-	-	-
TOTAL CURRENT LIABILITIES	1,350,747	4,874,460	6,225,207	1,673,740	2,854,380	4,528,120

LONG TERM LIABILITIES
Asset retirement obligations	144,045	-	144,045	147,886	-	147,886
Investment by joint venture partner	-	-	-	-	-	-
Convertible debentures	900,000	-	900,000	900,000	-	900,000
Unamortized discount	(900,000)	-	(900,000)	(412,244)	375,256	(787,500)
TOTAL LONG TERM LIABILITIES	1,350,747	-	144,045	635,642	375,256	260,386

STOCKHOLDERS' EQUITY
Common stock	45,113	-	45,113	48,825	-	48,825
Additional paid-in capital	13,880,587	(903,599)	12,976,988	16,198,997	3,046,400	19,245,397
Accumulated deficit	(6,101,522)	(3,808,126)	(9,9096,48)	(8,360,215)	(5,392,789)	(13,753,004)
TOTAL STOCKHOLDERS' EQUITY	7,824,178	(4,711,725)	3,112,453	7,887,607	(2,346,389)	5,541,218

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,318,970	$ 162,735	$ 9,481,705	$10,196,989	$ 132,735	$10,329,724

	June 30, 2010
	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 821,817	$ -	$ 821,817
Trade receivables	90,494	-	90,494
Other current assets	6,879	-	6,879
TOTAL CURRENT ASSETS	919,190	-	919,190

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	2,078,773	3,763,118	5,841,891
Proved and developed properties, net	7,282,237	(3,350,328)	3,931,909
Computers, office equipment and furniture, net	22,613	-	22,613
PROPERTY AND EQUIPMENT	9,383,623	412,790	9,796,413
OTHER LONG-TERM ASSETS	56,900	-	56,900
TOTAL ASSETS	$ 10,359,713	$ 412,790	$ 10,772,503

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,523,670	-	$ 1,523,670
Due to royalty and working interests	128,440	-	128,440
Other accrued payables, interest and taxes	106,218	-	106,218
Conversion option derivative	-	1,247,500	1,247,500
Warrant derivative liability	-	584,820	584,820
Note payable in less than one year	-	-	-
Current portion, long-term debt	-	-	-
TOTAL CURRENT LIABILITIES	1,758,328	1,832,320	3,590,648

LONG TERM LIABILITIES
Asset retirement obligations	151,407	-	151,407
Investment by joint venture partner	-	250,000	250,000
Convertible debentures	1,497,000	(671,230)	825,770
Unamortized discount	(902,977)	388,690	(514,287)
TOTAL LONG TERM LIABILITIES	745,430	(32,540)	712,890

STOCKHOLDERS' EQUITY
Common stock	48,868	-	48,868
Additional paid-in capital	16,822,284	2,451,890	19,274,174
Accumulated deficit	(9,015,197)	3,838,880	(12,854,077)
TOTAL STOCKHOLDERS' EQUITY	7,855,955	$(1,386,990)	6,468,965

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,359,713	$ 412,790	$ 10,772,503

Statements of Operations (Unaudited)

	For the three months ended December 31, 2009			For the six months ended March 31, 2010
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 170,307	$ -	$ 170,307	$ 346,576	$ -	$ 346,576
Natural gas sales	24,094	-	24,094	42,638	-	42,638
TOTAL REVENUE	194,401	-	194,401	389,214		389,214

OPERATING EXPENSES
Production costs - oil	71,815	(22,340)	49,835	152,279	-	152,279
Production costs - natural gas	6,510	8	6,158	15,916	-	15,916
Depreciation, depletion and amortization	291,926	-	291,926	522,794	-	522,794
Loss on write-off and sales of leases and equipment	-	-	-	-	-	-
General and administrative	209,781	-	209,781	435,163		435,163
TOTAL OPERATING EXPENSES	580,032	(22,332)	557,700	1,126,152	-	1,126,152

OPERATING LOSS	$ (385,631)	$ (22,332)	$ (363,299)	$ (736,938)	$ -	$(736,938)

OTHER INCOME (EXPENSE)
Interest and financing costs	-	(70,729)	(70,729)	(108,366)	-	(108,366)
Loss on initial recording of derivative liabilities	-	(2,894,580)	(2,894,580)	-	(2,890,980)	(2,890,980)
Gain (loss) on extinguishment of debt	-	-	-	(1,466,978)	-	(1,466,978)
Gain (loss) on change in fair value of conversion option derivative	-	(510,000)	(510,000)	-	(900,000)	(900,000)
Gain (loss) on change in fair value of warrant derivative	-	(569,880)	(569,880)	-	(2,109,800)	(2,109,800)
Amortization of discount on debentures	-	-	-	(457,756)	345,256	(112,500)
Accretion of asset retirement obligation	-	(3,201)	(3,201)	-	(7,042)	(7,042)
Other income (expense)	(52,203)	77,530	25,327	73,513	2,668	76,181
TOTAL OTHER INCOME (EXPENSE)	(52,203)	$ (3,970,860)	(4,023,063)	(1,959,587)	(5,559,898)	(7,519,485)

LOSS BEFORE INCOME TAX	(437,834)	$ (3,948,528)	(4,386,362)	(2,696,525)	(5,559,898)	(8,256,423)

Provision for income tax	-	-	-	-	-

NET LOSS	$ (437,834)	$ (3,948,528)	$ (4,386,362)	$ (2,696,525)	$(5,559,898)	$(8,256,423)

	For the nine months ended June 30, 2010
	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 454,844	-	454,844
Natural gas sales	56,504	-	56,504
TOTAL REVENUE	511,348	-	511,348

OPERATING EXPENSES
Production costs - oil	199,150	-	199,150
Production costs - natural gas	23,417	-	23,417
Depreciation, depletion and amortization	740,191	-	740,191
Loss on write-off and sales of leases and equipment	-	78,137	78,137
Impairment of proved properties	-	-	-
General and administrative	721,388	-	721,388
TOTAL OPERATING EXPENSES	1,684,146	78,137	1,762,283

OPERATING LOSS	(1,172,798)	(78,137)	(1,250,935)

OTHER INCOME (EXPENSE)
Interest and financing costs	(97,831)	(92,503	(190,334)
Loss on initial recording of derivative liabilities	-	(4,915,270	(4,915,270)
Gain (loss) on extinguishment of debt	(1,466,978)	-	(1,466,978)
Gain (loss) on change in fair value of conversion option derivative	-	1,850,200	1,850,200
Gain (loss) on change in fair value of warrant derivative	-	(1,220,240)	(1220240
Amortization of discount on debentures	(595,934)	283,641	(312293)
Accretion of asset retirement obligation	(10,563)	-	(10,563)
Other income (expense)	(7,405)	166,268	158,863
TOTAL OTHER INCOME (EXPENSE)	(2,178,711)	(3,927,904)	(6,106,615)

LOSS BEFORE INCOME TAX	(3,351,509)	(4,006,041)	(7,357,550)
Provision for income tax	-	-	-
NET LOSS	$(3,351,509)	$(4,006,041)	$(7,357,550)

The effect of the Company’s previously issued 2011 quarterly financial statements is summarized as follows:

Balance sheets (Unaudited)

	December 31, 2010			March 31, 2011
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 221,355	$ -	$ 221,355	$ 70,914	$ -	$ 70,914
Trade receivables	87,721	-	87,721	101,101	-	101,101
Other current assets	3,498	-	3,498	9,867	-	9,867
TOTAL CURRENT ASSETS	312,574	-	312,574	181,882	-	181,882

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	1,930,795	3,786,394	5,717,189	1,923,429	3,737,599	5,661,028
Proved and developed properties, net	6,546,811	(3,511,522)	3,035,289	6,434,430	(3,467,489)	2,966,941
Computers, office equipment and furniture, net	16,618	-	16,618	13,621	-	13,621
PROPERTY AND EQUIPMENT	8,494,224	274,872	8,769,096	8,371,480	270,110	8,641,590
OTHER LONG-TERM ASSETS	56,900	-	56,900	57,000	-	57,000
TOTAL ASSETS	$ 8,863,698	$ 274,872	$ 9,138,570	$8,610,362	$ 270,110	$8,880,472

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 946,156	-	$ 946,156	$ 773,917	-	$ 773,917
Due to royalty and working interests	62,650	-	62,650	75,560	-	75,560
Other accrued payables, interest and taxes	165,088	-	165,088	263,472	-	263,472
Conversion option derivative	-	445,890	445,890	-	529,584	529,584
Warrant derivative liability	-	449,920	449,920	-	578,234	578,234
Note payable in less than one year	92,302	-	92,302	257,960	-	257,960
Current portion, long-term debt	-	-	-	-	-	-
TOTAL CURRENT LIABILITIES	1,266,196	895,810	2,162,006	137,905	1,1078,18	2,478,727

LONG TERM LIABILITIES
Asset retirement obligations	158,801	-	158,801	162,674	-	162,674
Investment by joint venture partner	250,000	-	250,000	250,000	-	250,000
Convertible debentures	1,631,500	-	1,631,500	1,606,500	-	1,606,500
Unamortized discount	(958,230)	(116,045)	(1,074,275)	(777,460)	(55,704)	(833,164)
TOTAL LONG TERM LIABILITIES	1,082,071	(116,045)	966,026	1,241,714	(55,704)	1,186,010

STOCKHOLDERS' EQUITY
Common stock	51,142	-	51,142	51,296	-	51,296
Additional paid-in capital	18,058,903	1,915,244	19,974,147	18,133,740	1,919,928	20,053,668
Accumulated deficit	(11,594,614)	2420,137	(14,014,751)	(12,187,297)	(2,701,932)	(14,889,229)
TOTAL STOCKHOLDERS' EQUITY	6,515,431	(504,893)	6,010,538	$ 5,997,739	(782,004)	5,215,735

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,863,698	$ 274,872	$ 9,138,570	$ 8,610,362	$ 270,110	$ 8,880,472

	June 30, 2011
	Previously reported	Increase (Decrease)	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 48,872	$ -	$ 48,872
Trade receivables	46,655	-	46,655
Other current assets	9,592	-	9,592
TOTAL CURRENT ASSETS	105,119	-	105,119

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net	1,853,088	3,703,333	5,556,421
Proved and developed properties, net	5,960,798	(3,423,456)	2,537,342

Computers, office equipment and furniture, net	10,623	-	10,623
PROPERTY AND EQUIPMENT	7,824,509	279,877	8,104,386
OTHER LONG-TERM ASSETS	107,000	-	107,000
TOTAL ASSETS	$ 8,036,628	$ 279,877	$ 8,316,505

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$ 388,878	$ -	$ 388,878
Due to royalty and working interests	70,521	-	70,521
Other accrued payables, interest and taxes	133,581	-	133,581
Conversion option derivative	-	327,748	327,748
Warrant derivative liability	-	328,278	328,278
Note payable in less than one year	168,765	-	168,765
Current portion, long-term debt	-	-	-
TOTAL CURRENT LIABILITIES	761,745	656,026	1,417,771

LONG TERM LIABILITIES
Asset retirement obligations	166,548	-	166,548
Investment by joint venture partner	250,000	-	250,000
Convertible debentures	1,466,500	-	1,466,500
Unamortized discount	(585,859)	14,097	(571,763)
TOTAL LONG TERM LIABILITIES	1,297,188	14,097	1,311,285

STOCKHOLDERS' EQUITY
Common stock	56,237	-	56,237
Additional paid-in capital	18,777,051	1,954,998	20,732,049
Accumulated deficit	(12,855,593)	(2,345,244)	(15,200,837)
TOTAL STOCKHOLDERS' EQUITY	5,977,695	390,246	5,587,449

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,036,628	$ 279,877	$ 8,316,505

Statements of Operations (Unaudited)

	For the three months ended December 31, 2010			For the six months ended March 31, 2011
	Previously reported	Increase (Decrease)	Restated	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 69,051	$ -	$ 69,051	$ 150,415	$ -	$150,415
Natural gas sales	10,415	-	10,415	20,940	-	20,940
TOTAL REVENUE	79,466	-	79,466	171,355	-	171,355

OPERATING EXPENSES
Production costs - oil	35,692	-	35,692	68,421	-	68,421
Production costs - natural gas	2,310	-	2,310	2,968	(10)	2,958
Depreciation, depletion and amortization	210,053	(22,258)	187,795	385,116	(21,369)	363,747
Loss on write-off and sales of leases and equipment	-	-	-	-	-	-
Impairment of proved properties	-	-	-	-	-	-
General and administrative	230,714	-	230,714	492,443	-	492,443
TOTAL OPERATING EXPENSES	478,769	(22,258)	456,511	948,948	(21,379)	927,569

OPERATING LOSS	$ (399,303)	$ (22,258)	$ (377,045)	$ (777,593)	$ (21,379)	$(756,214)

OTHER INCOME (EXPENSE)
Interest and financing costs	(43,680)	(52,888)	(96,568)	(140,255)	(1,085)	(141,340)
Loss on initial recording of derivative liabilities	-	(342,187)	(342,187	-	(342,187)	(342,187)
Gain (loss) on extinguishment of debt	(95,348)	(63,010)	(158,358)	(101,459)	(59,181)	(160,640)

Gain (loss) on change in fair value of conversion option derivative	-	724,104	724,104	-	627,910	627,910
Gain (loss) on change in fair value of warrant derivative	-	501,558	501,558	-	373,244	373,244
Amortization of discount on debentures	(174,279)	(10,568)	(184,847)	(342,922)	(69,643)	(412,565)
Accretion of asset retirement obligation	-	(3,873)	(3,873)	-		(7,746)
Other income (expense)	(52,889)	52,889	-	-	1,084	1,084
TOTAL OTHER INCOME (EXPENSE)	(366,196)	806,025	439,829	(584,636)	522,396	(62,240)

LOSS BEFORE INCOME TAX	(765,499)	828,283	62,784	(1,362,229)	543,775	(818,454)

Provision for income tax	-	-	-	-	-	-

NET LOSS	$ (765,499)	$ 828,283	$ 62,784	$ (1,362,229)	$ 543,775	$(818,454)

	For the nine months ended June 30, 2011
	Previously reported	Increase (Decrease)	Restated
REVENUE
Oil sales	$ 195,794	-	$ 195,794
Natural gas sales	28,294	-	28,294
TOTAL REVENUE	224,088	-	224,088

OPERATING EXPENSES
Production costs - oil	88,264	-	88,264
Production costs - natural gas	6,315	-	6,315
Depreciation, depletion and amortization	578,467	(23,390)	555,077
Loss on write-off and sales of leases and equipment	102,875	360	102,515
Impairment of proved properties	-	-	-
General and administrative	675,757	-	675,757
TOTAL OPERATING EXPENSES	1,451,678	(23,030)	1,427,928

OPERATING LOSS	(1,227,590)	(23,030)	(1,203,840)

OTHER INCOME (EXPENSE)
Interest and financing costs	(210,685)	765	(209,920)
Loss on initial recording of derivative liabilities	-	(342,187)	(342,187)
Gain (loss) on extinguishment of debt	-	(218,457)	(218,457)
Gain (loss) on change in fair value of conversion option derivative	-	806,342	806,342
Gain (loss) on change in fair value of warrant derivative	-	623,200	623,200
Amortization of discount on debentures	(635,982)	7,043	(628,939)
Accretion of asset retirement obligation	(11,620)	-	(11,620)
Other income (expense)	55,352	-	55,352
TOTAL OTHER INCOME (EXPENSE)	(802,935)	876,706	73,771

LOSS BEFORE INCOME TAX	(2,030,525)	899,736	(1,130,069)
Provision for income tax	-	-	-
NET LOSS	$(2,030,525)	$ 900,456	$(1,130,069)

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Lindsay E. Gorrill	50	Chief Executive Officer, President and Director
Kelly J. Stopher	49	Chief Financial Officer
Matthew J. Wayrynen	50	Chairman of the Board and of Compensation Committee
Jeffrey W. Bright	47	Director, Chairman of Nominating Committee
Tyrone Docherty	51	Director, Chairman of Audit Committee

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

14.1	Code of Ethics, filed as an exhibit to the 8-K filed with the Commission on February 24, 2010, and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Auditor
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	2009 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors and Board Members

99.2	Reserve Report

99.3	Report of Third Party on Evaluation of Reserves

101*	XBRL Exhibits

*XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: October 15, 2012	By: /s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Chief Executive Officer and President	October 15, 2012

By: /s/ KELLY J. STOPHER Kelly J. Stopher	Chief Financial Officer	October 15, 2012