Form 10-K/A
period 2011-09-30
Jayhawk Energy, Inc.
filed 2012-10-18
CIK 1308710

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, initially filed with the U.S. Securities and Exchange Commission on February 15, 2012, is to furnish Exhibit 101 to the Form 10-K as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 3 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K, and does not modify or update in any way the disclosures included in the Form 10-K.

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