Form 10-Q/A
period 2011-12-31
Jayhawk Energy, Inc.
filed 2012-10-19
CIK 1308710

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

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A to the Quarterly  Report on Form 10-Q of Jayhawk Energy, Inc. (the “Company”), for the quarterly period ended December  31, 2011, is to reclassify unproven and proven reserves related to the Company’s Girard, Kansas property.  As no independent third-party engineer reserve estimate has been conducted on the Company’s Girard, Kansas project, management has determined it appropriate to reclassify those assets as ‘unproven’ despite natural gas production at the location.  At this time, the Company has no oil production at its Kansas properties and, conversely, no natural gas production as its Crosby, North Dakota site.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ending December 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31, 2011	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,165	$52,912
Trade accounts receivable (NOTE 4)	139,015	78,855
Other current assets	10,731	10,162
TOTAL CURRENT ASSETS	278,911	141,929

PROPERTY AND EQUIPMENT
Unproved gas properties, net of accumulated amortization of $1,519,665 and $1,443,629 respectively (NOTE 5)	3,846,637	3,922,673
Proved and developed oil and gas properties, net of accumulated DD&A of
$839,257 and $748,836 respectively (NOTE 6)	867,744	958,165
Computers, office equipment, furniture and leasehold improvements, net
of depreciation of $37,777 and $36,659 respectively	7,134	8,252
NET PROPERTY AND EQUIPMENT	4,721,515	4,889,090

OTHER LONG-TERM ASSETS (NOTE 7)	101,500	101,500

TOTAL ASSETS	$5,101,926	$5,132,519

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$763,468	$489,043
Due to royalty and working interest holders	128,194	181,367
Other payables, interest and taxes accrued	137,751	132,058
Conversion option derivative (NOTE 8)	57,668	286,498
Warrant derivative (NOTE 8)	101,467	299,947
Convertible debentures (NOTE 11)	1,164,000	1,279,000
Less: unamortized discount on debentures	(171,811)	(316,625)
TOTAL CURRENT LIABILITIES	2,180,737	2,351,288

LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 10)	174,681	170,421
TOTAL LONG-TERM LIABILITIES	174,681	170,421

TOTAL LIABILITIES	2,355,418	2,521,709

COMMITMENTS AND CONTINGENCIES (NOTE 18)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
59,381,895 and 58,236,245 shares issued and outstanding
respectively (NOTE 12)	59,382	58,236
Additional paid-in capital	21,056,550	20,967,464
Accumulated deficit	(18,369,424)	(18,414,890)
TOTAL STOCKHOLDERS' EQUITY	2,746,508	2,610,810
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,101,926	$5,132,519

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

Joint Venture Operations

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Concentrations

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

NOTE 5 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at December 31, 2011 and September 30, 2011 consists of the following capitalized costs, respectively:

	December 31, 2011	September 30, 2011
Name

UNPROVED AND PRODUCING GAS PROPERTIES
Girard, Kansas properties
Field equipment	$615,953	$615,953
Capitalized drilling costs	662,899	662,899
Subtotal	1,278,852	1,278,852
Less: Accumulated DD&A	(469,273)	(458,765)
Net capitalized costs	809,579	820,087

Jayhawk Gas Transport Company
Field equipment	2,605,871	2,605,871
Less Accumulated DD&A	(433,893)	(404,865)
Net capitalized costs	2,171,978	2,201,006

UNPROVED AND NON-PRODUCING OIL AND GAS PROPERTIES
Kansas Girard Project	1,403,444	1,403,444
Less: accumulated amortization	(616,499)	(579,999)
Net investment in Girard Project	786,945	823,445

North Dakota Project	78,135	78,135
Net investment in North Dakota Project	78,135	78,135

Total Unproved Oil and Gas Properties	$3,846,637	$3,922,673

Abandonment of Uniontown:  In 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided, based on geology and proximity to the Company's pipeline, to permit only approximately one-third of the

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

NOTE 6 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

Name	December 31, 2011	September 30, 2011

Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,245	1,200,245
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,427	3,974,427
Less: Impairments	(2,267,426)	(2,267,426)
Less: Accumulated DD&A	(839,257)	(748,836)

Total Proved Oil and Gas Properties	$867,744	$958,165

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

JAYHAWK ENERGY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

A summary of the status of the Company’s nonvested stock options outstanding at December 31, 2011 is presented as follows:

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

JayHawk Energy, Inc., a Colorado corporation

Date: October 15, 2012	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director