Form 10-Q/A
period 2012-03-31
Jayhawk Energy, Inc.
filed 2012-10-22
CIK 1308710

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

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A to the Quarterly  Report on Form 10-Q of Jayhawk Energy, Inc. (the “Company”), for the quarterly period ended March 31, 2012,  is to reclassify unproven and proven reserves related to the Company’s Girard, Kansas property.  As no independent third-party engineer reserve estimate has been conducted on the Company’s  Girard, Kansas project, management has determined it appropriate to reclassify those assets as ‘unproven’ despite natural gas production at the location.  At this time, the Company has no oil production at its Kansas properties and, conversely, no natural gas production as its Crosby, North Dakota site.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash	$42,622	$52,912
Trade accounts receivable	78,412	78,855
Other current assets	7,756	10,162
TOTAL CURRENT ASSETS	128,790	141,929

PROPERTY AND EQUIPMENT
Unproved oil and gas properties, net of accumulated amortization of $1,595,703 and $1,443,629, respectively (Note 4)	3,771,759	3,922,673
Proved and developed oil properties, net of accumulated DD&A of $923,378 and $748,836 respectively (Note 5)	783,623	958,165
Computers, office equipment, furniture and leasehold improvements, net of depreciation of $38,895 and $36,659 respectively	6,016	8,252
NET PROPETY AND EQUIPMENT	4,561,398	4,889,090

OTHER ASSETS	101,500	101,500

TOTAL ASSETS	$4,791,688	$5,132,519

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$536,083	$489,043
Due to royalty and working interest holders	328,309	181,367
Other payables, interest and taxes accrued	152,962	132,058
Conversion option derivative (NOTE 6)	459,684	286,498
Warrant derivative (NOTE 6)	172,187	299,947
Convertible debentures, net of discount (NOTE 8)	1,164,000	962,375
TOTAL CURRENT LIABILITIES	2,813,225	2,351,288

LONG TERM LIABILITIES
Asset retirement obligations	178,942	170,421
TOTAL LONG-TERM LIABILITIES	178,942	170,421

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 59,851,341
and 58,236,245 shares issued and outstanding respectively	59,851	58,236
Additional paid-in capital	21,092,451	20,967,464
Accumulated deficit	(19,352,781)	(18,414,890)
TOTAL STOCKHOLDERS' EQUITY	1,799,521	2,610,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,791,688	$5,132,519

The accompanying notes are an integral part of these consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
		(re-stated -Note 13)		(re-stated -Note 13)

REVENUES
Oil sales	$157,458	$81,365	$323,839	$150,415
Natural gas sales	738	10,525	3,612	20,940
TOTAL REVENUE	158,196	91,810	327,451	171,355

OPERATING EXPENSES:
Production costs - oil	67,851	32,729	160,100	68,421
Production costs - natural gas	10,447	658	23,543	2,958
Depreciation, depletion and amortization	161,277	175,952	328,852	363,747
Accretion of asset retirement obligation	4,260	3,873	8,521	7,746
General and administrative	218,699	261,729	354,323	492,443
TOTAL OPERATING EXPENSES	462,534	474,941	875,339	935,315

OPERATING LOSS	(304,338)	(383,051)	(547,888)	(756,960)

OTHER INCOME (EXPENSE)
Interest and financings costs	(34,470)	(43,687)	(66,702)	(140,256)
Loss on initial recording of derivatives	-	-	-	(342,187)
Gain (loss) on extinguishment and conversion of debt	(935,529)	(2,283)	(1,023,417)	(160,640)
Gain (loss) on change in fair value of conversion option derivative	361,702	(96,194)	557,899	627,910
Gain (loss) on change in fair value of warrant derivative	(70,720)	(128,313)	287,031	373,244
Amortization of discount on debentures	-	(227,718)	(144,814)	(412,565)
TOTAL OTHER INCOME (EXPENSE)	(679,017)	(502,068)	(390,003)	(62,240)

LOSS BEFORE INCOME TAX	(983,355)	(881,246)	(937,891)	(818,454)

Provision for income taxes	-	-	-	-

NET LOSS	$(983,355)	$(881,246)	$(937,891)	$(818,454)
Basic and diluted loss per share	$(.02)	$(.02)	$(.02)	$(.02)
Basic and diluted weighted average shares outstanding	59,602,977	51,278,713	59,332,720	50,846,091

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Management's judgments and estimates in these areas are to be based on information available from both internal and external sources, including engineers, geologists, consultants and historical experience in similar matters.    Significant

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

areas requiring the use of management assumptions and estimates relate to asset impairments, proved and unproved properties, asset retirement obligations, stock-based compensation, income taxes and derivatives.

Actual results may differ from these estimates and assumptions which could have a material effect on the Company's reported financial position and results of operations.  The carrying values of oil and gas properties are particularly susceptible to change in the near term.  Changes in future estimated oil and gas reserves or the estimated future cash flows attributable to the reserves that are utilized   for impairment analysis could have a significant impact on future results of operations.

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

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at March 31, 2012 and September 30, 2011 consists of the following capitalized costs, respectively:

	March 31, 2012	September 30, 2011
UNPROVED AND PRODUCING GAS PROPERTIES:
Girard, Kansas properties
Field equipment	615,953	615,953
Capitalized drilling costs	662,899	662,899
Subtotal	1,278,852	1,278,852
Less: Accumulated DD&A	(479,782)	(458,765)
Net capitalized costs	799,070	820,087

Jayhawk Gas Transport Company
Field equipment	2,605,871	2,605,871
Less: Accumulated DD&A	(462,922)	(404,865)
Net capitalized costs	2,142,949	2,201,006

Total unproved and producing gas properties	2,942,019	3,021,093

UNPROVED AND NON-PRODUCING OIL AND GAS PROPERTIES:
Kansas Girard Project	1,404,604	1,403,444
Less: accumulated amortization	(652,999)	(579,999)
Net investment in Girard Project	751,605	823,445

North Dakota Project	78,135	78,135
Net investment in North Dakota Project	78,135	78,135

Total unproved and non-producing oil and gas properties	829,740	901,580

Total unproved oil and gas properties	$3,771,759	$3,922,673

The Company has not prepared nor engaged an independent engineer to estimate reserves on its Girard, Kansas properties.  The property is considered unproved despite containing active and producing natural gas wells.  The unproved Kansas properties also includes a fourteen mile long pipeline which is owned by Jayhawk Gas Transport Company, a 100% owned subsidiary of Jayhawk Energy, Inc.  Unproved properties are recognized at historical cost with associated depreciation and amortization estimates applied as described in Note 2 to the financial statements.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2012

The Company operates producing natural gas wells but no associated oil wells at its Girard, Kansas location.  The Company currently operates oil wells but no associated natural gas wells at its Crosby, North Dakota location

Abandonment of Uniontown:  In 2008, management made a review of the portfolio of leases acquired in the Uniontown transaction of July 2007 and decided, based on geology and proximity to the Company's pipeline, to permit only approximately one-third of the original leases acquired and allow the remainder to expire without renewal. Given the Company's inability at that time to fund development of any acreage, justification existed at the time to abandon those properties.  The abandonment was estimated at two-thirds, 67 percent, of the original investment.  Further evaluation by management during the year ended September 30, 2011 indicated the capital required to develop the Uniontown Project exceeded the Company's ability to fund the project and any capital raised would be better served being deployed on other opportunities. Thus, the remainder of the leases expired without renewal and the Company recognized an additional abandonment loss of $1,020,479 on the Uniontown project for the year ended September 30, 2011.

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

Name	March 31, 2012	September 30, 2011

Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,245	1,200,245
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,427	3,974,427
Less: Impairments	(2,267,426)	(2,267,426)
Less: Accumulated DD&A	(923,378)	(748,836)

Total Proved Oil and Gas Properties	$783,623	$958,165

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