Form 10-K
period 2012-09-30
Jayhawk Energy, Inc.
filed 2013-01-09
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended September 30, 2012

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

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on March 31, 2012 was $2,730,119.

As of December 25, 2012 there were 60,759,178 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2012

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

JayHawk began leasing their current office space, in Coeur d'Alene, Idaho, of approximately 1500 sq. ft. in September 2011 from Marlin Property Management, LLC, a related party (see Note 15 of the Notes to the Consolidated Financial Statements). The monthly rental payment is $2,500. Prior to September 2011, the Company leased office space, located in Post Falls, Id, also from Marlin Property Management, Inc. . The current office space and facilities are sufficient to meet the Company's present needs and it does not anticipate the need to secure any additional space.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year" or "current fiscal year” refers to the 12 month period ending September 30, 2012.

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

As of September 30, 2012, JayHawk Energy remains an early stage oil and gas company led by an experienced management team focused on exploration and production of oil and natural gas.  The Company's immediate business plan is to focus its  efforts on further developing the as yet undeveloped acreage in Southeast Kansas and to expand its oil production on its Crosby (f/k/a Candak), North Dakota properties.  The Company's main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  Future development activities will be determined by the Company's ability to access sources of sufficient funding.

Oil and Gas Properties

Please refer to Item 2 of this Form 10K for discussion on the Company’s oil and natural gas properties and reserves.

Employees

During the year ending September 30, 2012 JayHawk Energy, Inc., utilized five individuals to manage and operate its business.  Administrative and executive functions are carried out by two individuals located in Coeur d' Alene, Idaho.   Oil production operations are overseen by the Company’s President and a field superintendent located in the Williston Basin area of North Dakota.  The field superintendent in North Dakota is compensated as an independent contractor.  Additionally one independent contractor functions as the field superintendent of the Girard and Uniontown properties and is responsible for the gas production operations.  Going forward, and for the foreseeable future, the Company plans to outsource its geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

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

Governmental Regulations

The Company's oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, the Company has incurred no cost related to complying with these laws, for remediation of existing environmental contamination or for plugging and reclamation of its oil and gas exploration property. The requirements imposed by such laws and regulations are periodically changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on operations.

ITEM 1A.  RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

JayHawk is subject to various risks and uncertainties in the course of its business.  The following summarizes some, but not all, of the risks and uncertainties that may adversely affect its business, financial condition or results of operations.

Going Concern – As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2012, JayHawk Energy has limited financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon its ability to obtain additional financing, to locate profitable oil and gas properties and generate revenue from the current and planned business operations, and control costs.  The Company plans to fund future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that JayHawk Energy will be able to achieve these objectives.

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

Risk Related to Debentures:  The Company currently is indebted to five institutional investors in the form of convertible debentures the repayment of which are secured by liens against the Company’s North Dakota properties.  The Company is currently in default of provisions in the debenture agreements as discussed in Note 8 of the consolidated financial statements.  Should the debenture holders choose to exercise their rights to foreclose on the North Dakota properties, the Company's cash flow from operations could be reduced significantly to only those revenues derived from the Kansas natural gas operations.

Risk related to disclosure controls:  The Company's disclosure controls and procedures and internal control over financial reporting were not effective, which caused the Company's financial reporting to be unreliable and lead to incorrect financial information being disseminated to the public in the past. The Company's management evaluated its disclosure controls and procedures as of September 30, 2012 and concluded that as of that date, the Company's disclosure controls and procedures were not effective. In addition, management evaluated the Company's internal control over financial reporting as of September 30, 2012 and concluded that that there were material weaknesses in the Company's internal control over financial reporting as of that date and that its internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

S.E. Kansas - Girard Properties - Adjacent to the Uniontown Project is the Girard Project in Crawford County Kansas which the Company acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008, the Company completed drilling and casing an additional 21 gas wells.  JayHawk Energy's acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As of September 30, 2012, the Company has 21 producing gas wells tied into the pipeline.  Since June of 2008 through September of 2012, the Company's gas production and sales has contributed $306,153 in net revenues.  At this time, The Company produces only natural gas at its Girard, Kansas well sites.  This is more fully discussed in Note 5 to the Consolidated Financial Statements of this Form 10-K.

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

North Dakota - Crosby (formerly Candak) Project – On January 16, 2008, the Company acquired a 65% working interest in five producing oil wells, historically referred to as the Candak properties but currently referred to as the Crosby properties more properly reflecting the pool designation of the properties, located in the Williston Basin area of North Dakota.  In addition to the five producing wells, the Company acquired certain oil, gas, and mineral rights in a 15,500-acre land position.  The Crosby properties provide production of approximately 50 barrels ("Bbls") of light to medium crude oil daily from the five existing wells.  Since their acquisition and through September 30, 2012 these five wells have produced and sold in excess of 82,000 Bbls. and generated net revenues to JayHawk of $3,160,185.

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  One of these wells may be converted to water disposal in order to reduce operating expense.  JayHawk, in its acquisition of leases during 2010, acquired Bakken rights along with the Mississippian rights in section 28-164N-97W at the Crosby property.  Activity in the Bakken has been moving northward from the well developed Bakken fields in Mountrail and McKenzie Counties to the south.  Recent drilling by other companies into the Bakken shale formation and the underlying Three Forks shale have yielded promising production results within 10 miles of the Crosby pool.  The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

Disclosure of Reserves – The Company holds proved oil reserves in North Dakota.  For the North Dakota properties, the independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. (“McDaniel”) of Calgary, Alberta Canada, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2012 and 2011.  McDaniel’s Report of Third Party for the Evaluation of Oil Reserves attributed to Jayhawk Energy, Inc’s interests in the Crosby in the United States and related consent for use is filed as an Exhibit with this 10K.  A copy of the McDaniel and Associates and related consent for use for specific purpose is attached as Exhibit 99 to the Company’s Amended Annual Report on form 10K/A filed October 18, 2012.  McDaniel & Associates, Ltd. is an independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry throughout the world.  McDaniel & Associates was established in 1955 and has been providing oil and gas reserve estimates for the past 57 years.  McDaniel & Associates maintains a staff of over 60 professionals and technical support personnel with offices in Calgary, Alberta, Canada, and Guildford, England.  McDaniel & Associates report is intended to be compliant with SEC Regulations S-X and S-K, for the purpose of disclosure requirements.

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

The reserve data set forth in the reports and in this Report represents only estimates, and should not be construed as being exact quantities.  The reserves may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

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

A summary of the Company’s net proved oil reserves for the North Dakota, Crosby properties for the years end September 30, 2012 and 2011 are presented below:

	2012	2011
	Oil (Bbls)	Oil (Bbls)
PROVED
Developed – North Dakota	44,100	45,500
Undeveloped – North Dakota	21,600	21,400
TOTAL PROVED RESERVES	65,700	66,900

The Company has no reserve estimates for synthetic oil, synthetic gas or sales of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

The Kansas properties identified above as the Girard and Uniontown projects have not been evaluated and no independent estimates of proved reserves have yet been made. Consequently, management has determined the producing natural gas properties in Girard, Kansas be classified as unproven for purposes of financial statement disclosure.  Additional information about the Company’s proved oil reserves are presented under Note 19 - Supplemental Oil and Gas Information in the accompanying Consolidated Financial Statements.

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

A summary of the Company’s net probable oil reserves for the North Dakota, Crosby properties for the years end September 30, 2012 and 2011 are presented below:

	2012	2011
	Oil (Bbls)	Oil (Bbls)
PROBABLE	21,100	19,000

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

Proved undeveloped reserves

At September 30, 2012, management estimated the Company had proved undeveloped reserves (PUDs) of 21,600 Bbls for its North Dakota properties which accounted for 32.9% of its total estimated North Dakota proved oil reserves.  The table following table discloses the Company's PUDs during 2012 and 2011:

	2012	2011
	Oil (Bbls)	Oil (Bbls)
PUDS beginning of year	21,400	21,400
Revisions of previous estimates	200	-
Conversions to proved developed reserves	-	-
Additional PUDs added	-	-
PUDs end of year	21,600	21,400

Production volumes

The following table set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Company for the period indicated.  The Company's oil wells are located in North Dakota.  The Company's natural gas wells are located in Kansas:

	Years Ended September 30,
Oil (North Dakota)	2012	2011	2010
Production volumes:
Oil production (Bbls)	13,398	9,912	19,398
Average daily production (BOED)	36.7	27.16	53.15

Natural Gas (Kansas)
Production volumes:
Natural gas (mcfs)	1,810	15,973	18,749
Average daily production (mcfs)	4.96	43.76	51.37

The oil and gas sales revenue shown in the table below is the Company’s net share of annual revenue in each project for the past three fiscal years:

	Years Ended September 30,
	2012	2011	2010
Oil Revenue (North Dakota)	$659,617	$333,275	$612,607
Gas Revenue (Kansas)	3,612	29,847	72,101
Total	$663,229	$363,122	$684,708

The table below shows the average sales price per unit and average cost of good sold per unit the Company received for oil and natural gas for the past three fiscal years:

	Years Ended September 30,
Average sales price:	2012	2011	2010
Oil –per barrel (North Dakota)	$74.37	$74.18	$63.13
Gas – per mcf (Kansas)	$3.01	$3.85	$4.13

Average cost of goods sold:
Oil – per barrel (North Dakota)	$15.61	$15.63	$14.86
Gas – per mcf (Kansas)	$17.10	$3.66	$1.49

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on the Company's oil and gas properties:

Year Ended September 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development
Oil wells	-	-	2.00	1.92	2.00	1.92
Natural gas wells	-	-	-	-	-	-
Dry wells	-	-	(2.0)	(1.92)	(2.0)	(1.92)
Total	-	-	-	-	-

Exploration
Oil wells	-	-	-	-	-	-
Natural gas wells	-	-	-	-	-	-
Dry wells	-	-	-	-	-	-
Total	-	-	-	-	-	-

The following table summarizes the Company's total oil wells by type as of September 30, 2012.  A net well represents the Company's percentage ownership of a gross well.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.   All oil wells are located in North Dakota; all natural gas wells are located in Kansas.

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

Dry holes

The Company has not experienced any dry holes in fiscal years ending September 30, 2012 or 2011.  It experienced two dry holes during its drilling operations in 2010.

ITEM 3.  LEGAL PROCEEDINGS.

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”).  Gross formerly provided the Company with investor relations and other consulting services.   No director, officer or affiliate of JayHawk Energy, Inc., and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.  The Company believes the likelihood it will incur a loss in connection with this litigation is reasonably possible rather than probable.  At this time it is not possible to predict the potential financial impact to the Company.  The Company has not accrued any loss related to this litigation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report Form 10-K

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

	2012		2011
	High	Low	High	Low

1st Quarter End December 31	$0.09	$0.03	$0.33	$0.10

2nd Quarter End March 31	0.09	0.04	0.21	0.11

3rd Quarter End June 30	0.06	0.03	0.15	0.07

4th Quarter End September 30	0.05	0.02	0.14	0.06

 Holders

As of September 30, 2012, there were 91 stockholders of record who owned 60,759,178 shares of common stock.  The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of the Company's common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

Overview

This overview is presented in chronological order as to dates the respective transactions were completed.  It should be read in conjunction with the "Notes to the Consolidated Financial Statements" presented in Item 8, specifically Note 12 relative to Common Stock, and Note 5 and Note 6 relative to Asset Impairments.

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

On July 22, 2008, the former purchaser of the Company's North Dakota crude oil production, SemCrude, L.P, filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court, District of Delaware.  At the time of the SemCrude filing JayHawk Energy, Inc., had not been paid for the crude oil SemCrude had taken from the Company's properties for the months of June and July 2008.  As a consequence, the Company had an outstanding receivable exceeding $283,000 and offsetting allowance for doubtful accounts of $119,763 at September 30, 2009.  The amount was subsequently paid.

During the 4th quarter of the year ending September 30, 2009 the Company completed a signed letter agreement with DK True Energy Development Limited ("DKTED”) which allowed DKTED to earn up to an 85% working interest in JayHawk's Coal Bed Methane ("CBM") project in southeast Kansas (the Girard project).  This interest could have been earned by DKTED after paying the Company $500,000 and spending a minimum of $1,300,000 over a three year period.  DKTED had the option to cap its participation and working interest at 42.5% after paying the Company $250,000 and spending $300,000 on workovers of existing wells during the first year, in what is described as the “Primary Program”.  DKTED subsequently assigned its interests in the Girard project to WHL Energy Midcon, LLC. ("WHL"), in December 2009 who provided operational expertise and personnel on the Girard project.

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

In 2012, the Company acquired WHL's remaining 35% working interest in the Girard project in exchange for equipment with a net book value of $16,595.   The Company now controls a 100% working interest in the Girard project.

In September 2009, the Company completed a full analysis of the Crosby North Dakota property in which JayHawk is the operator.  At that time, there were five producing Ratcliffe formation oil wells with gross production of approximately 60 barrels of oil produced per day.  Considering that large mineral interests held in the area by JayHawk and its joint venture partners, the area was considered a prime opportunity for exploitation of the reserves attributable to the reservoir as determined by management’s analysis of the Crosby pool and other analogue oil pools within the same depositional fairway of the Crosby pool.  Many of these analogue pools had been successfully developed by other operators and had returned significant additional production and reserves associated with that drilling exploitation.  Corroboration for the development of the pool was also given by the independent engineering assessment performed by McDaniel Associates of Calgary, Alberta, Canada who had been commissioned by JayHawk to perform an independent third party report for the Company’s year-end in both 2012 and 2011.

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

The Company is in the process of evaluating existing data logs to determine whether additional geological tests may indicate a reservoir located at a shallower depth than previously anticipated. Management believes the two wells previously drilled may have perforated the reservoir, and, with some rehabilitation efforts, the previously impaired wells may warrant the investment of additional capital to make operational again. The Company has not, at this time, identified any sources of capital that may be available to it for the purposes of conducting the additional geological testing and/or the rehabilitation of the two offline wells.

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

Results of Operations

For the years ending September 30, 2012 and 2011 the Company reports gross revenues of $663,229 and $363,122, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As commented on in Note 2 to the Consolidated Financial Statements for the period ended September 30, 2012, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2012 and 2011 JayHawk sold a gross 16,665 Bbls and 9,518 Bbls respectively.  Gross working interest in the revenues generated from the five North Dakota oil wells were $659,617 and $333,275 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

	2012	2011	2010

Gross Sales Value	$ 1,239,356	$ 706,012	$ 1,217,310
Less: Distributable to Outside Interest, Production and Severance Taxes	(579,739)	(372,737)	(604,703)
JayHawk's Gross Revenue	$ 659,617	$ 333,275	$ 612,607

The increase in gross revenues evidenced here is attributable to the Company's ability to access its production fields for much of fiscal year 2012 following inclement weather and associated flooding which resulted in road restrictions during the year ended September 30, 2011.  The Company resumed production at all five of its North Dakota wells in July 2012 following significant road repair and rehabilitation to its Kearney well site.    For the year ending September 30, 2012 the average price the Company received for a barrel of oil was $74.37.  During the comparable period ending September 30, 2011 the average price received per barrel was $74.18.

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

Revenues derived from gas sales for the years ending September 30, 2012 and 2011 were $3,612 and $29,847.  Average monthly prices received for each thousand cubic feet (mcf) of gas sold during the period end September 30, 2011 have remained volatile, ranging from a high of $5.15, received for the sale of June 2011 production,  to a low of $3.08 received for October 2010 production.  The average price received for the 12 month period ending September 31, 2012 was $3.01 per mcf.  The average price received for the 12 month period ending September 30, 2011 was $3.85 per mcf.  The Company suspended production in 2012 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2012 or 2011.

Production Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations increased from $148,750 for the year ending September 30, 2011 to $293,107 for the year ending September 30, 2012.   Increase in production expenses are a result of ability to produce and re-sell oil without significant interruption or extended periods of inclement weather, which was the case for the year ended September 30, 2011.  The Company incurred additional expense repairing and rehabilitating access roads and machinery damaged during the flooding of 2011.  Management does not anticipate significant increases in production expenses in the forthcoming year other than those related to increased production and oil sales.

The Kansas gas operations saw production expenses increase slightly from $28,411 to $30,949 between the same periods.  This is a result of maintenance and repair expense coupled with JayHawk bearing responsibility for all costs of operations in Kansas compared to prior years.

Depreciation, depletion, amortization, abandonment and asset impairment expense: The aggregate of these expenses for the years ending September 30, 2012 and 2011 are detailed below.

	2012	2011
Depreciation, depletion and amortization
Field equipment and drilling costs - North Dakota	$165,139	$173,775
Field equipment and drilling costs - Kansas	215,817	290,735
Computer, furniture, office equipment and leasehold improvements	4,471	8,108
Amortization of leases - North Dakota	-	9,384
Amortization of leases - Kansas	52,489	346,204
Amortization of asset retirement obligation	36,749
Depletion - North Dakota	256,203	142,033
Total depreciation, depletion and amortization	730,868	970,239

Impairment and loss on abandonment of properties
Loss on abandonment of unproved properties - Kansas	-	1,020,479
Impairment of proved properties - North Dakota	-	280,963
Impairment of unproved properties - Kansas	3,275,000	-
Total impairment and loss on abandonment of properties	3,275,000	1,301,422

Loss (gain) on write-off and sales of leases and equipment
Loss (gain) on write-off and sales of leases and equipment - Kansas	-	(15,519)
Loss on write off and sales of leases and equipment - North Dakota	-	1,317,085
Loss on write-off and sales of leases and equipment	-	1,301,566

Total Depreciation, depletion, amortization, abandonment and asset impairment expense	$4,005,868	$3,573,247

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

As discussed in Note 5 of "Notes to the Consolidated Financial Statements," management made a review of its Kansas Girard project.  Management's outlook for the U.S. natural gas prices indicated it is unlikely that sufficient U.S. demand for natural gas would materialize in the foreseeable future.  Using a historical income approach based upon internal estimates of natural gas prices and future deliveries, management determined that the unproved and developed properties in Girard, Kansas should be impaired to the extent of the salvage value of field equipment and pipeline.  The Company also impaired its unproved and undeveloped properties in Girard, Kansas.  Thus, the Company recognized impairment loss of $3,275,000 on the Girard project for the year ended September 30, 2012.

General and Administrative Expenses:  General and administrative expenses have been decreased 17.6% or $145,854 to $680,419 for the year  ending September 2012 from $826,273 for the comparable period ended September 30, 2011. The President and CEO reduced his salary to zero and an administrative assistant position was eliminated from the Company's payroll.  The Company incurred $107,107 in consulting fees related to the services provided by Cynergy Advisors who was engaged to facilitate investment banking, potential joint venture agreements and secure additional capital for the Company.  As of the date of this report, there has been no proposed transaction or financing executed.

	2012	2011

Compensation and payroll taxes	$233,113	$343,673
Salary deferral and stock option expense	12,584	213,144
Legal, professional and consulting fees	180,125	73,490
Audit and public company expense	138,717	87,314
Office and other corporate general and administrative	115,880	108,652
Total General and Administrative Expenses	$680,419	$826,273

Included in General and Administrative Expense is the recognition of a non-cash Stock Option expense in the amount of $12,584 for the year ended September 30, 2012 awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan compared to $213,144 recognized in the year ended September 30, 2011.

Audit fees and public company expense increased for the year ended September 30, 2012 by $51,403 as a direct result of restatement of the Company's fiscal year end September 30, 2011 financial statements.  Management expects audit fees and public company expense to decrease dramatically in the forthcoming fiscal year.

Other Income and Expense:  Detail of the aggregate of this classification is disclosed in the following table:

	2012	2011

Interest and financing costs	$(128,594)	$(256,006)
Loss on initial recording of derivatives	-	(342,186)
Loss on extinguishment and conversion of debt	(1,075,114)	(221,000)
Gain on change in fair value of conversion option derivative	908,169	831,008
Gain on change in fair value of warrant derivative	400,961	651,531
Amortization of discount on debentures	(94,075)	(825,257)
Accretion of asset retirement obligation	(17,042)	(15,493)
Other income	4,657	49,569
Total Other Income (Expense)	$(1,038)	$(127,834)

Interest expense decreased $127,412 during the year ended September 30, 2012 compared to the year ended September 30, 2011.  When offset by conversions to the debentures throughout the course of the fiscal year, the corresponding debt for the majority of fiscal year 2011 exceeded that of 2012 and, consequently, associated interest expense fell accordingly.  Management expects interest expense to remain relatively unchanged in the near future with no plans to incur additional debt at this time. Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of no excess cash availability for investment.

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

Change in fair value of the conversion option derivatives increased as the fair value price of the instruments was below their conversion and exercise price.  To that extent, the Company recognized additional gain on fair value of conversion option derivative of $908,169 for the year ended September 30, 2012, an increase of $77,161 over the prior comparable year ended September 30, 2012.

As the modification of terms related to the debentures resulted in extinguishment of debt under ASC 470-50-40-2, the Company charged $1,003,731 to operations.  The Company also recognized $71,383 in loss on conversion derivative as a result of $115,000 in debentures converted to the Company's common stock.

Liquidity and Capital Resources:  At September 30, 2012 and 2011, the balances of the Company's cash and cash equivalents were $74,496 and $52,912, respectively.  The Company's accounts receivable totaled $132,454 and $78,855, respectively.  Subsequent to year-end, in October 2012, the Company received $132,454 from the current purchasers of its crude oil and gas production, representing proceeds of September sales, included in accounts receivable at September 30, 2012.

The Company's working capital deficit (current liabilities less current assets) was $2,371,879 at September 30, 2012.  At September 30, 2011, the Company's working capital deficit was $2,209,359.  The increase in liabilities at September 30, 2012 is attributable to unpredicted costs associated with returning the Company's North Dakota oil wells to productivity.   Several non-recurring expenses, including rebuilding the access road to the Company's Kearney well, caused delay in payments to certain working interest partners and royalty holders.   Management does not anticipate the recurrence of such expenses in the forthcoming year.

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

Cash Flows:  Net cash provided by operations increased primarily due to more cash being received for the Company’s crude oil sales associated with improved ability to deliver oil to market.  In the year ending at September 30, 2011, cash used by operating activities exceeded cash provided by operating activities by $527,840.  In the year ending at September 30, 2012,  cash provided by operating activities exceeded cash used by operating activities by $32,219, primarily as a result of ongoing expense reduction and improved oil sales volume.

During the year ending September 30, 2011, investment activities provided the Company with $185,521 as compared to $10,635 used during the comparable period ending September 30, 2012.  The Company acquired a remaining 35% interest in Kansas and renewed several leases in North Dakota during the fiscal year in anticipation of increased exploration activities in the forthcoming year.

 The Cash flows provided from financing activities were $Nil and $338,951 for the years ended September 30, 2012 and 2011, respectively.

Commitments:  At September 30, 2012 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

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

ITEM 8.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Consolidated Financial Statements

September 30, 2012 and 2011

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

  23

Consolidated balance sheets

24

Consolidated statements of operations

25

Consolidated statement of changes in stockholders' equity (deficit)

26

Consolidated statements of cash flows

27

Notes to consolidated financial statements

28-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. (“the Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JayHawk Energy, Inc. as of September 30, 2012 and 2011, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, PS

Spokane, Washington

December 31, 2012

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,496	$52,912
Trade accounts receivable (NOTE 4)	132,454	78,855
Other current assets	10,189	10,162
TOTAL CURRENT ASSETS	217,139	141,929

PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 5)	380,371	3,922,673
Proved properties, net (NOTE 6)	509,705	958,165
Computers, office equipment, furniture and leasehold improvements, net	3,781	8,252
NET PROPERTY AND EQUIPMENT	893,857	4,889,090

OTHER LONG-TERM ASSETS (NOTE 7)	101,621	101,500

TOTAL ASSETS	$1,212,617	$5,132,519

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$587,228	$489,043
Due to royalty and working interest holders	437,202	181,367
Other payables, interest and taxes accrued	232,917	132,058
Conversion option derivative (NOTE 9)	109,414	286,498
Warrant derivative (NOTE 9)	58,257	299,947
Convertible debentures (NOTE 8)	1,164,000	1,279,000
Less: unamortized discount	-	(316,625)
TOTAL CURRENT LIABILITIES	2,589,018	2,351,288

LONG-TERM LIABILITIES
Asset retirement obligation (NOTE 10)	187,463	170,421
TOTAL LONG-TERM LIABILITIES	187,463	170,421

TOTAL LIABILITIES	2,776,481	2,521,709

COMMITMENTS AND CONTINGENCIES (NOTE 18)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
60,759,178 and 58,236,245 shares issued and outstanding
respectively (NOTE 12)	60,759	58,236
Additional paid-in capital	21,138,419	20,967,464
Accumulated deficit	(22,763,042)	(18,414,890)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,563,864)	2,610,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,212,617	$5,132,519

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2012	2011
REVENUE
Oil sales	$659,617	$333,275
Natural gas sales	3,612	29,847
TOTAL REVENUE	663,229	363,122

OPERATING EXPENSES
Production costs - oil	293,107	148,750
Production costs – natural gas	30,949	28,411
Depreciation, depletion and amortization	730,868	970,239
Loss on abandonment of unproved properties	-	1,020,479
Loss on write-off and sales of leases and equipment	-	1,301,566
Impairment of proved and unproved properties	3,275,000	280,963
General and administrative	680,419	826,273
TOTAL OPERATING EXPENSES	5,010,343	4,576,681

OPERATING LOSS	(4,347,114)	(4,213,559)

OTHER INCOME (EXPENSE)
Interest and financing costs	(128,594)	(256,006)
Loss on initial recording of derivatives (NOTE 8)	-	(342,186)
Loss on extinguishment and conversion of debt	(1,075,114)	(221,000)
Gain on change in fair value of conversion option derivative	908,169	831,008
Gain on change in fair value of warrant derivative	400,961	651,531
Amortization of discount on debentures	(94,075)	(825,257)
Accretion of asset retirement obligation	(17,042)	(15,493)
Other income	4,657	49,569
TOTAL OTHER INCOME (EXPENSE)	(1,038)	(127,834)

LOSS BEFORE INCOME TAX	(4,348,152)	(4,341,393)

Provision for income taxes	-	-

NET LOSS	$(4,348,152)	$(4,341,393)

Basic and diluted loss per share (NOTE 2)	$(0.07)	$(0.08)

Basic and diluted weighted average number of shares outstanding	59,890,346	53,412,704

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Stock Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total

Balance at September 30, 2010	48,980,326	$ 48,980	$ 19,508,456	$ (14,073,497)	$5,483,939
Issuance of common shares for conversion of debentures	4,898,614	4,899	713,101	-	718,000
Issuance of common shares in lieu of cash for interest	1,238,751	1,239	159,631	-	160,870
Issuance of common shares for services	443,554	443	54,807	-	55,250
Private placement offering	2,675,000	2,675	318,325	-	321,000
Stock options	-	-	213,144	-	213,144
Loss for the year ended September 30, 2011	-	-	-	(4,341,393)	(4,341,393)
Balance at September 30, 2011	58,236,245	58,236	20,967,464	(18,414,890)	2,610,810

Issuance of common shares for conversion of debentures	958,333	958	75,270	-	76,228
Issuance of common shares in lieu of cash for interest	1,481,267	1,482	78,184	-	79,666
Issuance of common shares for charitable contribution	83,333	83	4,917	-	5,000
Stock options	-	-	12,584	-	12,584
Loss for the year ended September 30, 2012	-	-	-	(4,348,152)	(4,348,152)
Balance at September 30, 2012	60,759,178	$ 60,759	$ 21,138,419	$ (22,763,042)	$ (1,563,864)

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,348,152)	$(4,341,393)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	730,868	970,239
Accretion of asset retirement obligation	17,042	15,493
Amortization of discount on debentures	94,075	825,257
Loss on conversion and extinguishment of debt	1,075,114	221,000
Loss on initial recording of derivative	-	342,186
Gain on change in fair value of conversion option derivative	(908,169)	(831,008)
Gain on change in fair value of warrant derivative	(400,961)	(651,531)
Common stock issued in consideration of charitable contributions and services	5,000	55,250
Common stock issued in lieu of interest	79,666	160,870
Loss on write-off and sales of leases and equipment	-	1,301,566
Impairment of unproved and proved properties	3,275,000	280,963
Loss on abandonment of unproved properties	-	1,020,479
Stock based compensation	12,584	213,144
Changes in assets and liabilities:
Trade accounts receivable	(53,599)	146,560
Other current assets and other long term assets	(148)	(50,418)
Accounts payable	97,205	(206,180)
Due to royalty and working interest holders	255,835	45,983
Other payables, interest and taxes accrued	100,859	(46,300)
Net cash provided (used) by operating activities	32,219	(527,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(22,770)
Proceeds from sales of equipment	-	220,000
Unproved oil and gas property additions	(10,635)	(48,445)
Refund (deposit) on proved property development	-	36,736
Net cash provided (used) by investing activities	(10,635)	185,521

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	-	500,000
Proceeds from private placement of common stock	-	321,000
Principal payments on notes payable	-	(482,049)
Net cash provided by financing activities	-	338,951

Net increase (decrease) in cash and cash equivalents	21,584	(3,368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,912	56,280
CASH AND CASH EQUIVALENTS AT END OF YEAR	$74,496	$52,912

Supplemental Cash Flow and Other Disclosures (NOTE 16)

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, Jayhawk Gas Transportation Company,  are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements.  These consolidated financial statements as of and for the years ended September 30, 2012 and 2011 are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied in the preparation of the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2012, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $22,763,042 and a net loss of $4,348,152 for the year ended September 30, 2012, and as of that date the Company's current liabilities exceeded its current assets by $2,371,879.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods.  Significant areas requiring the use of management assumptions and estimates relate to asset impairments, asset retirement obligations, stock-based compensation, income taxes and derivatives.   Actual results may differ from these estimates and assumptions which could have a material effect on the Company's reported financial position and results of operations.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Income or Loss Per Common Share

Basic earnings per share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of September 30, 2012 and 2011, would be as follows:

	2012	2011
Stock Options	2,040,000	2,040,000
Convertible debt	23,279,993	10,658,333
Warrants	4,999,113	4,999,113
Total Possible Dilution	30,319,106	17,697,446

At September 30, 2012 and 2011, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with maturity of three months or less when acquired to be cash equivalents.

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

September 30, 2012

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

Unproved properties - Unproved properties are assessed periodically to determine whether they have been impaired.  A undeveloped property may be considered impaired as the expiration of a lease term approaches and the Company has not begun drilling on the property or nearby properties and the possibility of partial or total impairment of the property increases.   If the property is found to be impaired, an impairment allowance is provided and a loss is charged to operations.  However, if the property is surrendered or the lease expires without identifying proved reserves, the cost of the property is charged against the impairment allowance already to the extent impairment has been recognized.  Any remaining cost is charged to operations.

In the case of unproved developed properties, the fair value of property is primarily evaluated based upon the present value of expected revenues directly associated with those assets.  An impairment loss would be recognized if the carrying amount of a capitalized asset is not recoverable and exceeds its fair value.

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

September 30, 2012

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

Derivative Instruments

The Company has financing arrangements that contain freestanding derivative instruments or hybrid instruments that contained embedded derivative features.  In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using a Black Scholes model, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligations in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas property in the balance sheets.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations is accrued in the balance sheets.  The asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties (see Note 10).

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

September 30, 2012

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

Reclassifications

Certain reclassifications have been made to the 2011 financial statements in order to conform to the 2012 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, and reclamation bonds approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $465,600 using the current market price per share of stock at September 30, 2012.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and September 30, 2011, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	2012	2011	Input Hierarchy Level

Assets:
Cash equivalents	$74,496	$52,912	Level 1
Liabilities:
Conversion option derivative	109,414	286,498	Level 2
Warrant derivative	58,257	299,947	Level 2

NOTE 4 - TRADE ACCOUNTS RECEIVABLE

At September 30, 2012, trade accounts receivable represents those amounts the Company is owed for its oil and gas production delivered during the month of September 2012 and amounts due from other working interests for their respective percentages of joint operating costs and drilling costs.  As of September 30, 2012 and 2011 there is no allowance recognized for bad accounts.

Specifically, trade accounts receivable are detailed as follows:

	2012	2011
Due for crude oil	$132,454	$70,664
Due for natural gas	-	571
Other receivables	-	7,620
TOTAL	$132,454	$78,855

NOTE 5 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at September 30, 2012 and 2011, consists of the following capitalized costs respectively:

	2012	2011

UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	587,091	615,953
Capitalized drilling costs	662,899	662,899
Subtotal	3,855,861	3,884,723
Less impairments	(2,435,637)	-
Less accumulated DD&A	(1,127,463)	(863,630)

Total unproved and developed properties, net	292,761	3,021,093

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,403,444
Less impairments	(839,363)	-
Less: accumulated amortization	(581,837)	(579,999)
Girard Project, net	-	823,445

North Dakota Project	87,610	78,135
North Dakota Project, net	87,610	78,135

Total unproved and undeveloped properties	87,610	901,580

TOTAL UNPROVED PROPERTIES	$380,371	$3,922,673

Abandonment of Uniontown:  Evaluation by management during the year ended September 30, 2011 indicated the capital required to develop the Uniontown Project exceeded the Company's ability to fund the project and any capital raised would be better served being

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

deployed on other opportunities. Thus, the remainder of the leases expired without renewal and the Company recognized an additional abandonment loss of $1,020,479 on the Uniontown project for the year ended September 30, 2011.

Impairment of Girard Project:  In 2012, management made a review of its Kansas Girard project.  Management's outlook for the U.S. natural gas prices indicated it is unlikely that sufficient U.S. demand for natural gas would materialize in the foreseeable future.  Internal cash flow estimates prepared by management of the Company did not prove significant fair value exists in the properties. Therefore, the undeveloped and unproved Kansas natural gas properties and equipment have had impairment losses recorded, to the extent net book value exceeds estimated salvage value of such equipment.  The Company also recognized impairment to its unproved and undeveloped properties in Girard, Kansas.  Thus, the Company recognized impairment loss of $3,275,000 on the Girard project for the year ended September 30, 2012.

NOTE 6 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

	September 30,
Name	2012	2011

Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,247	1,200,247
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,429	3,974,429
Less: Impairments	(1,092,302)	(1,092,302)
Less: Accumulated DD&A	(2,372,422)	(1,923,962)
Total Proved Oil and Gas Properties	$509,705	$958,165

During the year ended September 30, 2011, the Company wrote off certain previously capitalized non-saleable assets of $1,301,422 at the Crosby, North Dakota property.

For the year ended September 30, 2012, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer.

Based upon estimates provided by independent reserve engineers, management determined an impairment existed on the Crosby property of $280,963 for the year ending September 30, 2011 for the North Dakota properties.

NOTE 7 – OTHER LONG-TERM ASSETS

Other assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	September 30,
	2012	2011
Rental Security Deposit	$1,500	$1,500
Bond Deposits	100,121	100,000
TOTAL	$101,621	$101,500

NOTE 8 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2010, the Company issued, pursuant to a securities purchase agreement, 10% convertible debentures with a face value of $1,500,000.  The first tranche of the total financing, with a face value of $900,000, was issued during the first quarter ended December 31, 2009.  In April 2010, additional debentures with a face value of $600,000 were issued.  All of the debentures had a two year maturity and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures was, and is, 10% per annum.  The debentures were secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share.  In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months, expiring April of 2014, and giving the purchasers the right to purchase the Company’s common shares at an initial exercise price of $0.18 per share. Subsequent to the initial issue date, the initial conversion price of $0.18 per share was amended to $0.12 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures during the year ended September 30, 2011.

The modified conversion price of $0.12 per share was amended on or about January 9, 2012, to $0.05 per share based on provisions in the agreements related to equity issuances of additional convertible shares,

The debentures all contain anti-dilution provisions which call for the debt conversion and warrant exercise prices be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued at fair value at the date of issuance and bifurcated from the host instruments.  See Note 9.

Based upon the fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount, and the conversion of $Nil and $718,000 in principal conversion for the years ended September 30, 2012 and 2011, $Nil and $118,625 of the discount remains to be amortized at September 30, 2012 and 2011, respectively.

Based upon the fair values as of the original agreement dates of the October 2010 debentures, $500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount and the conversion of $115,000 in principal conversion and the debenture currently being in default, the discount was fully amortized during the year ended September 30, 2012.

The 10% interest payable quarterly as per provisions in the debentures may be paid in shares of common stock at the Company's option.  For the years ended September 30, 2012 and 2011, 1,481,267 and 1,238,751 common shares were issued, respectively, for interest payable under the debentures.  Interest expense of $120,184 and $192,036 has been included in ‘Interest and financing costs’ in the consolidated statements of operations for the years ended September 30, 2012 and 2011, respectively. Interest accrued is included on the Consolidated Balance Sheets in "Other payables, interest and taxes accrued" of $29,823 and $33,362 at September 30, 2012 and 2011, respectively.

In all three of these debt issuances, the fair value of the derivative liabilities at the date of issuance exceeded the amount of the debt.  The excess of the fair value of the derivative liabilities issued over the debt amount has been recorded to the statement of operations during the year ended September 30, 2011, as follows:

		Excess fair value of derivative liabilities over face amount of debt at issuance
Issue Date	Debt Amount	2011

December 14, 2009	$900,000	$-
April 23, 2010	600,000	-
October 20, 2010	500,000	342,186
		$342,186

In all three cases, the entire face amount of the debt issued was allocated to discount, and was amortized over the respective term of the debt.

During the fiscal years ended September 30, 2012 and 2011, holders of the debt elected to convert $115,000 and $718,000 face amount of the debt into 958,333 and 4,898,614 shares of common stock, respectively, according to the terms of the agreements. See Note 12.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Giving effect to monthly amortization of the debt discounts and the conversion of debt into shares of common stock, during the years ended September 30, 2012 and 2011, $94,075 and $825,257, respectively, of debt discount amortization has been posted to the statement of operations.

As of September 30, 2012, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement. The debenture holders may force foreclosure on the North Dakota properties but have not elected to do so.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 and $1,279,000 as of September 30, 2012 and September 30, 2011, respectively.    Management reclassified the outstanding balance of all debentures to current liabilities as of September 30, 2012 and 2011.

NOTE 9 - DERIVATIVE LIABILITIES

As discussed in Note 8, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated the option from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price which is $0.05 per share at September 30, 2012, or an aggregate of 23,279,993 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the years ended September 30, 2012 and 2011, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates, including end of quarter revaluations, conversions of debenture and modification of terms, over the past two years:

	December 14, 2009	April 23, 2010	October 20, 2010	Revaluation Ranges

Risk-free interest rate	0.87%	1.10%	0.40%	0.04% to 1.60%
Expected dividend Yield	-	-	-	-
Expected term	2 years	1.64 years	2 years	.21 years to 3 years
Expected volatility	169.0%	196.6%	173.8%	120.1% to 248.3%
Per unit fair value of conversion option derivative liability	$0.60	$0.65	$0.14	$0.005 to $0.90
Number of conversion units valued	3,000,000	2,000,000	2,777,778	--
Valuation of conversion option derivative on date of issue	$1,800,000	$1,300,000	$388,889	--

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Below is detail of the conversion option liability balance at September 30, 2012 and September 30, 2011.

	2012	2011

Beginning balance	$ 286,498	$ 848,300
Initial fair value of conversion option liability	-	388,889
Revaluation of conversion option liability resulting from conversion of debentures	731,085	(119,683)
Net change in fair value of conversion option liability	(908,169)	(831,008)
Ending balance	$ 109,414	$ 286,498

Conversion options outstanding at year-end	23,279,333	10,658,333
Year end weighted average fair value per unit	$ 0.005	$ 0.03
Ending balance	$ 109,414	$ 286,498

Warrant derivative

For 2012 and 2011, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated  revaluation range of assumptions on designated event dates over the past two years:

	December 14, 2009	April 23, 2010	October 20, 2010	Revaluation Ranges

Risk-free interest rate	1.70%	1.68%	0.59%	0.25% to 1.70%
Expected dividend Yield	-	--	--
Expected term	3.5 years	3 years	3 years	3 to 3.5 years
Expected volatility	165.4%	166.2%	159.6%	136.6% to 222.1%
Per unit fair value of warrant derivative	$0.63	$0.66	$0.16	$0.01 to $1.44
Number of warrants valued	3,166,000	2,000,000	2,833,113	166,000 to 3,166,000
Valuation of warrant derivative	$2,564,460	$1,320,000	$453,298	--

Below is detail of the warrant derivative balance at September 30, 2012 and September 30, 2011.

	2012	2011

Beginning balance	$ 299,947	$ 498,180
Initial fair value of warrant derivative	-	453,298
Revaluation of warrant derivative resulting from modification of warrant terms	159,271	-
Net change in fair value of warrant derivative	(400,961)	(651,531)
Ending balance	$ 58,257	$ 299,947

Warrants outstanding at year end	4,999,113	4,999,113
Year end weighted average fair value per unit	$0.012	$0.06
Ending balance	$ 58,257	$ 299,947

NOTE 10 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 12 to 18 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota, and Kansas, are $204,685, and $281,547,

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

respectively.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to "accretion expense" and for the years ended September 30, 2012 and 2011, was computed to be $17,042 and $14,084, respectively.

The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2012 and September 30, 2011, respectively:

	September 30,
	2012	2011
Beginning balance	$170,421	$154,928
Liabilities incurred	-	-
Liabilities settled	-	-
Accretion expense	17,042	15,493
TOTAL	$187,463	$170,421

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

In 2010, after WHL had paid the $250,000 cash payment obligation and spent the $300,000 on workovers, the Company issued WHL an option to earn an additional 42.5 percent (total 85 percent) participation and working interest upon remitting to the Company an additional $250,000 within nine months of the granting of the option.  The option period expired unexercised and, per the terms of the agreement, WHL's total working interest earned was set at 35 percent.  In accordance with ASC 932-360, the sale of the 35 percent partial interest in an unproved property for the initial payment amount of $250,000 was treated as a recovery of cost of the property.

In 2012, the Company acquired WHL's remaining 35% working interest in the Girard project in exchange for equipment with a net book value of $16,595.   The Company now controls a 100% working interest in the Girard project.

NOTE 12 - COMMON STOCK

Fiscal Year End September 30, 2012

Per the terms of the convertible debentures (Note 8), holders of the debentures have the option to receive shares of common stock issued in lieu of cash for accrued interest at 10% per annum through the date of conversion.  The table below details common shares issued for conversion of debentures and accrued interest during the year ended September 30, 2012:

Date	Debt Converted	Conversion price per share	Shares Issued	Accrued Interest	Fair Market Value per share	Shares Issued

October 4, 2011	$-	-	-	$5,835	$0.07	82,660
October 20, 2011	60,000	$0.12	500,000	607	$0.07	9,141
November 29, 2011	55,000	$0.12	458,333	932	$0.08	12,183
February 16, 2012	-	-	-	25,643	$0.07	469,446
April 16, 2012	-	-	-	20,292	$0.05	400,545
July 11, 2012	-		-	20,292	$0.04	507,292
TOTAL	$115,000		958,333	$73,601		1,481,267

On December 8, 2011, the Company issued 83,333 shares of common stock as a charitable contribution. Theses shares were valued at $0.06 per share, representing the fair value at date of issuance.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

September 30, 2012

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

At September 30, 2012 and 2011, the Company had 2,040,000 options granted and outstanding.  The outstanding options have a weighed average remaining term of 2 years.

The following table reflects the summary of stock options outstanding at September 30, 2012 and changes during the years ended September 30, 2012 and 2011:

	Number of shares under options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value	Aggregate Intrinsic Value
Balance outstanding, September 30, 2010	2,790,000	$0.20	$558,000	$279,000
Forfeited	(750,000)	0.20	(150,000)	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2011	2,040,000	$0.20	$408,000	$-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2012	2,040,000	$0.20	$408,000	$-

A summary of the status of the Company’s nonvested stock options outstanding at September 30, 2012 is presented as follows:

	Number of options	Weighted Average Per Share	Weighted Average Fair Value
Nonvested, September 30, 2010	1,515,000	$0.16	$238,313
Granted	-	-	-
Vested	(605,000)	0.16	(213,144)
Forfeited	(750,000)	-
Nonvested, September 30, 2011	160,000	$0.16	$25,169
Granted	-	-	-
Vested	(80,000)	0.16	(12,585)
Forfeited	-	-	-
Nonvested, September 30, 2012	80,000	$0.16	$12,584

As of September 30, 2012, there was $12,584 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.0 years.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 14 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 8, 166,000 warrants were issued for services provided in execution of the debentures. As discussed in Note 9, the share purchase and broker warrants are treated as derivatives.   The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0.45, current market price of $0.63 per share and an expected life of 3.5 years.  The warrants expire June 14, 2013.

In conjunction with the issuance of the $500,000 convertible debentures on or about October 26, 2010 described in Note 8, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $8,854 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.16 per share and an expected life of 3.5 years.  The warrants expire April 26, 2014.

The fair value of the broker warrants were expensed as financing costs.

A summary of the Company's share purchase and broker warrants outstanding at September 30, 2012 is presented as follows:

	Broker warrants	Broker warrant exercise price	Share purchase warrants	Warrant exercise price
Balance outstanding, September 30, 2010	166,000	$0.45	2,000,000	$0.45
Granted	55,335	$0.18	2,777,778	$0.18
Exercised
Forfeited
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)
Granted	-	-	-
Exercised	-		-
Granted	-		-
Balance outstanding, September 30, 2012	221,335	$0.05 (2)	4,777,778	$0.05(1)

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 8 and 9.

(2)  Weighted average exercise price.

NOTE 15 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's President, CEO and member of the board of directors, for $2,500 per month for office space at an alternate location in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.

NOTE 16 - SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year ended September 30,
	2012	2011
Supplemental disclosures:
Interest paid in cash	$51,535	$155,082

Noncash Financing and Investing Activities:
Common stock issued for conversion of debentures	$115,000	$718,000
Expiration of option to purchase unproved properties	-	116,233
Cancelled proved property development	-	72,999
Equipment exchanged for unproved property interest	16,595	-
Account payable converted to note payable	-	254,135

NOTE 17- INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal years ended September 30, 2012 and 2011.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

The deferred tax assets were calculated based on an expected future combined tax rate of 40% consisting of maximum statutory federal tax rate of 35% and state taxes calculated at the rate of 5%, which is net of the expected federal income tax benefit.

The components of the Company’s net deferred tax assets are as follows:

	2012	2011

Deferred tax assets arising from:
Non-deductible share based compensation	$171,000	$167,000
Property, plant and equipment	2,261,000	944,000
Net operating loss carryforward	3,498,000	3,038,000
	5,930,000	4,149,000
Less valuation allowance	(5,930,000)	(4,149,000)
Net deferred tax assets	$-	$-

As management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2012 and 2011.

The Company has approximately $8.8 million of federal and state net operating loss carryforwards that expire through 2025 and 2032 that may be used to offset future taxable income.

Based on the net loss for the year ended September 30, 2012 and 2011, of $4,348,152 and $4,341,393, respectively, the income tax benefit shown in the financial statements for the years ended September 30, 2012 and 2011 differs from the statutory rate as follows:

	2012 Amount	Rate	2011 Amount	Rate

Provision (benefit) at federal statutory rate	$(1,522,000)	35%	$(1,519,000)	35.0%
Permanent differences-financing instruments	(45,000)	1%	(7,000)	0.1%
Effect of state taxes	(224,000)	5%	(219,000)	5.0%
Increase in valuation allowance	1,791,000	(41%)	1,745,000	(40.1%)
Total	$-	-	$-	-

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on the results of operations or financial position as of September 30, 2012 or 2011.  Therefore, the Company does not have an accrual for uncertain tax positions as of September 30, 2012 or 2011.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2009 through 2012 remain subject to examination by state and federal tax authorities.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”).  Gross formerly provided the Company with investor relations and other

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

consulting services.   No director, officer or affiliate of JayHawk Energy, Inc., and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.  The Company believes the likelihood it will incur a loss in connection with this litigation is reasonably possible rather than probable.  At this time it is not possible to predict the potential financial impact to the Company.  The Company has not accrued any loss related to this litigation.

NOTE 19 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

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

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC.  The assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from these reserves, no their present value.  The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process.  The Company emphasizes that reserve estimates are inherently imprecise and that estimate of new discoveries and undeveloped locations are more imprecise than estimates of establishing proved producing oil properties.  Users of this information should be aware that the process of estimating quantities of “proved” and “proved-developed” oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  As a result, revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statements disclosures.

Proved oil reserve quantities at September 30, 2012 and 2011, and the related future net cash flows are based on the estimates prepared by independent petroleum engineers.  The following reserve quantity and future net cash flow information for 2012 and 2011 was prepared by McDaniel & Associates Consultants, Ltd and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.  The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2012 and 2011.

All of the Company's oil reserves are within the continental United States in the states of North Dakota.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company's net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2012 and 2011:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Crude Oil (Net Bbls)
September 30, 2010	79,400
Revisions of previous estimates	2,700
Purchase of minerals in place	8,400
Production	(9,100)
September 30, 2011	81,400
Revisions of previous estimates	(7,000)
Purchase of minerals in place	-
Production	(8,700)
September 30, 2012	65,700

Oil reserves

Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved undeveloped and proved developed producing and non-producing reserves for the years ending September 30, 2012 and 2011:

	2012	2011
	Oil (Bbls)	Oil (Bbls)
Proved developed producing	44,100	38,500
Proved developed non-producing	-	7,100
Proved undeveloped reserves	21,600	21,400
Total proved reserves	65,700	67,000

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

Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to the Company's oil and natural gas producing activities are summarized as follow in $ thousands:

	Year Ended September 30,
	2012	2011
Unproved properties	$1,509	$1,482
Proved properties	2,358	2,358
Wells and equipment	5,472	5,501
Total capitalized costs	$9,339	$9,341
Less: Allowance for depreciation, depletion, amortization and lease impairment	(8,449)	(4,460)
TOTAL	$890	$4,881

The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Costs Incurred in Oil and Gas Producing Activities (in $ thousands)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $ thousands:

	Year Ended September 30,
	2012	2011
Property acquisitions
Unproved properties	$10	$47
Proved properties (includes wells, equipment and related facilities acquired with proved reserves)		-
Exploration	-	-
Production and development capital expenditures	-	-
TOTAL	$10	$47

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

The Standardized Measure of discounted future net cash flows relating to the Company's ownership interests in proved developed oil reserves for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Future cash flows	$3,288,000	$3,079,000
Future oil and natural gas operation expenses	(1,343,000)	(830,000
Future abandonment costs	(147,000)	(128,000)
Future severance tax	(164,000)	(154,000)
Future income tax expense	-	-
Future net cash flows	1,634,000	1,967,000
Less: 10% annual discount for estimating timing of cash flow	(151,000)	(512,000)
Standardized measure of discounted future net cash flow	$1,483,000	$1,455,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

The following is a summary of the changes in Standardized Measure of discounted future net cash flows for the Company’s proved oil reserves during each of the years in the two year period ended September 30, 2012:

	2012	2011
Standardized measure of discounted future net cash flows at beginning of year	$1,455,000	$1,540,200
Net changes in prices and production costs	(386,902)	259,496
Sales of oil produced, net of production costs	366,510	184,525
Revisions of previous quantity estimates	31,350	85,509
Development costs incurred	-	20,100
Change in income taxes	-	-
Accretion of discount	17,042	15,493
Standardized measure of discounted future net cash flows at year end	$1,483,000	$1,455,000

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, corporate overhead items, interest expense and other incomes expense, gains and losses.  Therefore, these results are on a different basis than results of operations reported upon in the consolidated statement of operations.

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.   The Company produces no natural gas in North Dakota and no oil in Kansas at this time.  Because of limited funding, exploration activities were not conducted in the years ended September 30, 2012 and 2011.

	2012	2011
Operating revenue	$663,229	$363,122
Costs and expenses
Exploration expenses	-	-
Production expenses	324,056	177,161
Depreciation, depletion and amortization	726,397	962,131
Loss on abandonment of unproved properties	-	1,020,479
Loss (gain) on write off and sales of leases and equipment	-	1,301,566
Impairment of proved and unproved properties	3,275,000	280,963
General and administrative expenses	20,570	6,681
Total costs and expenses	4,346,023	3,748,981

Loss from Operations	(3,682,794)	(3,385,859)
		-
Other income (expense)	-	(15,493)
Net results for operations	$(3,682,794)	$(3,401,352)

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

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lindsay E. Gorrill - CEO, President and Director

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as Chief Executive Officer, Chief Financial Officer and as a member of the Company's Board of Directors since July 2007. Mr. Gorrill has also, in the past, served as the Company's Chief Financial Officer and also President (an office he currently holds as well).  He has also served as President and Treasurer of Star Gold Corp., a company quoted on the OTC Bulletin Board, from February 2008 until April 2012. Mr. Gorrill had, in the past, served as Star Gold’s Treasurer.  Mr. Gorrill currently serves as the Chairman of the Board of Directors for Star Gold Corp.   Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board since August 2008.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004.  Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company since September 2009.

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

Matthew J. Wayrynen - Chairman

Mr. Wayrynen was appointed to the Board of Directors on April 30, 2008. Mr. Wayrynen is a citizen of Canada. He also serves as a director of Deer Horn Metals, Inc. (since 2009), as a Director of Discovery Ventures Inc. (since August 2012) as a director of Avino Silver & Gold Mines, Ltd. (since 2004), as a director and President of American Uranium Corporation (since 2010) and as a director, President and CEO of Berkley Resources, Inc. (since 2003). Mr. Wayrynen is an original co-founder and former President and Chief Executive Officer of TrichoScience Innovations Inc., which was acquired by Replicel Life Sciences Inc. Mr. Wayrynen also serves as Director, President and CEO of WestKam Gold Corp. Prior to these positions Mr. Wayrynen was a broker with Golden Capital Securities, located in Vancouver, British Columbia. Mr. Wayrynen is not an officer or director of any other U.S. reporting company.

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

Director Compensation

The table below sets forth, for the last fiscal year, the compensation earned by the Company's non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
						-
Matthew Wayrynen	11,250	-	-	-	-	-
Tyrone Docherty	5,750	-	-	-	-	-
Jeffrey Bright	4,500	-	-	-	-	-

ITEM 11.  EXECUTIVE COMPENSATION

Each individual's total compensation consisted of cash paid as salary and recognition of options vested during the year ended September 30, 2011.  The following amounts were paid to the respective individuals.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Lindsay Gorrill, President/CEO	2012	27,500	-	-	-	-	-	-	$27,500
Kelly Stopher, CFO	2012	108,000	-	-	12,584	-	-	-	$120,584

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended September 30, 2012, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2010 and using the following assumptions: risk-free rate of 0.06% and 5.35%; volatility of 0.99; actual term and exercise price of options granted.  See Note 13 - Stock Based Compensation in the Notes to the Consolidated Financial Statements for additional details on option issuances.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 30, 2012:

· by each person who is known by us to beneficially own more than 5% of the Company's common stock;

· by each of the Company's officers and directors; and

· by all of the Company's officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	Percentage of Class (2)

Lindsay Gorrill, President/CEO	Common Stock		8.35%
611 E. Sherman, Coeur d'Alene, ID 83814		5,076,112
Kelly Stopher, CFO	Common Stock	1,000	0.00%
611 E. Sherman, Coeur d'Alene, ID 83814
Matthew Wayrynen	Common Stock	166,583	0.27%
570 Granville , Suite 900, Vancouver, BC V6C 3P1
Tyrone Docherty	Common Stock	48,169	0.08%
4672 Kensington Place, Delta, BC V4K 4W5
Jeff Bright	Common Stock	40,141	0.07%
111 Edenstone View NW, Calgary AB T3A 3Z2
All Officers and Directors	Common Stock	5,332,005	8.77%

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

(2) Percentage based on 60,759,178 shares of common stock outstanding as of September 30, 2012

Outstanding Equity awards at fiscal year ended September 30, 2012

Name, Title	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Lindsay Gorrill, President/CEO	1,100,000	-	-	$0.20	9/2/2015
Kelly Stopher, CFO	160,000	80,000	-	$0.20	9/28/2015

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in Note 12 - Common Stock in the Notes to the Consolidated Financial Statements, on April 13, 2011, the Company closed on a private placement offering in the amount of $321,000 (the “Offering”).  Under the terms of this Offering, the Company issued 2,675,000 shares of its common stock at $0.12 per share.  No warrants are associated with this Offering.  The Company's Chief Executive Officer, purchased $144,000 or 44.9% of the Offering.

As discussed in Note 15 - Related Party Transactions in the Notes to the Consolidated Financial Statements, on July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's CEO.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company

The Company has no policy regarding entering into transactions with affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2012 and 2011, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $135,639 and $62,081, respectively.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

The Company's board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2012 and 2011.

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

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	2009 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors and Board Members

99.2	2013 Report of Third Party for the Evaluation of Oil Reserves attributed to Jayhawk Energy, Inc.

99.3	2013 Reserve Report

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

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

JAYHAWK ENERGY, INC.

Date: January 7, 2013	By: /s/ LINDSAY E. GORRILL
Lindsay E. Gorrill
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Chief Executive Officer and President	January 7, 2013

By: /s/ KELLY J. STOPHER Kelly J. Stopher	Chief Financial Officer	January 7, 2013