Form 10-Q
period 2012-12-31
Jayhawk Energy, Inc.
filed 2013-02-14
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 14, 2013, there were 60,759,178 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended December 31, 2012

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$142,077	$74,496
Trade accounts receivable	56,634	132,454
Other current assets	11,236	10,189
TOTAL CURRENT ASSETS	209,947	217,139

PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	327,685	380,371
Proved properties, net (NOTE 5)	452,017	509,705
Computers, office equipment, furniture and leasehold improvements, net	2,663	3,781
NET PROPERTY AND EQUIPMENT	782,365	893,857

OTHER LONG-TERM ASSETS (NOTE 6)	101,642	101,621

TOTAL ASSETS	$1,093,954	$1,212,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$527,424	$587,228
Due to royalty and working interest holders	440,768	437,202
Other payables, interest and taxes accrued	220,691	232,917
Conversion option derivative (NOTE 8)	65,182	109,414
Warrant derivative (NOTE 8)	37,129	58,257
Convertible debentures (NOTE 7)	1,164,000	1,164,000
TOTAL CURRENT LIABILITIES	2,455,194	2,589,018

LONG-TERM LIABILITIES
Asset retirement obligation	192,149	187,463
TOTAL LONG-TERM LIABILITIES	192,149	187,463

TOTAL LIABILITIES	2,647,343	2,776,481

COMMITMENTS AND CONTINGENCIES (NOTE 13)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized,
60,759,178 and 60,759,178 shares issued and outstanding
respectively (NOTE 9)	60,759	60,759
Additional paid-in capital	21,141,565	21,138,419
Accumulated deficit	(22,755,713)	(22,763,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,553,389)	(1,563,864)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,093,954	$1,212,617

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

		Three Months Ended December 31,
		2012		2011
REVENUE
Oil sales		$111,061		$166,382
Natural gas sales		-		2,874
TOTAL REVENUE		111,061		169,256

OPERATING EXPENSES
Production costs - oil		66,581		92,248
Production costs – natural gas		2,297		13,096
Depreciation, depletion and amortization		63,451		167,575
Accretion of asset retirement obligation		4,686		4,260
Initial recording of warrant derivative		59,200		-
Gain on sales of leases and equipment		(90,721)		-
General and administrative		89,502		135,624
TOTAL OPERATING EXPENSES		194,996		412,803

OPERATING LOSS		(83,935)		(243,547)

OTHER INCOME (EXPENSE)
Interest expense		(33,296)		(32,233)
Loss on extinguishment and conversion of debt		-		71,383
Gain on change in fair value of conversion option derivative		44,232		196,197
Gain on change in fair value of warrant derivatives		80,328		198,480
Amortization of discount on debentures		-		(144,814)
TOTAL OTHER INCOME (EXPENSE)		91,264		289,013

INCOME BEFORE INCOME TAX		7,329		45,466

Provision for income taxes		-		-

NET INCOME		$7,329		$45,466

Basic and diluted loss per share (NOTE 2)	$	Nil	$	Nil

Basic and diluted weighted average number of shares outstanding		60,759,178		59,065,401

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the three months ended December 31,
	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:			45,466
Net Income	$7,329	$
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, depletion and amortization	63,451		167,575
Accretion of asset retirement obligation	4,686		4,260
Amortization of discount on debentures	-		144,814
Initial recording of warrant derivative	59,200
Gain on extinguishment and conversion of debt	-		(71,383)
Gain on change in fair value of conversion option derivative	(44,232)		(196,197)
Gain on change in fair value of warrant derivatives	(80,328)		(198,480)
Common stock issued in consideration of charitable contribution	-		5,000
Common stock issue in lieu of interest	-		5,836
Gain on sales of leases and equipment	(90,721)		-
Stock based compensation	3,146		3,146
Changes in assets and liabilities:
Trade accounts receivable	75,820		(60,160)
Other current assets and other long term assets	(1,068)		(569)
Accounts payable	(59,805)		274,425
Due to royalty and working interest holders	3,566		(53,173)
Other payables, interest and taxes accrued	(12,226)		5,693
Net cash provided (used) by operating activities	(71,182)		76,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment and leases	138,763		-
Net cash provided by investing activities	138,763		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-		-

Net increase in cash and cash equivalents	67,581		76,253

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,496		52,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142,077		$129,165

Supplemental Disclosure of Cash Flows:

Non-cash investing and financing activity:
Interest paid with common stock	$-		$5,836
Common stock issued for conversion of debentures	-		115,000

See accompanying notes to consolidated financial statements.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2013.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, JayHawk Gas Transportation Company, after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred annual operating losses since inception.  As of December 31, 2012, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $22,755,713 and net income of $7,329 for the three months ended December 31, 2012, and as of that date the Company's current liabilities exceeded its current assets by $2,245,247.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

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

The dilutive effect of convertible and outstanding securities as of December 31, 2012 and September 30, 2012, would be as follows:

	December 31, 2012	September 30, 2012
Stock Options	2,040,000	2,040,000
Convertible debt	23,279,993	23,279,993
Warrants	5,999,113	4,999,113
Total Possible Dilution	31,319,106	30,319,106

At December 31, 2012 and September 30, 2012, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Property, Plant and Equipment

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, and reclamation bonds approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $232,800 and $465,600 using the market price per share of stock at December 31, 2012 and September 30, 2012, respectively.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and September 30, 2012, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	December 31, 2012	September 30, 2012	Input Hierarchy Level

Assets:
Cash equivalents	$142,077	$74,496	Level 1
Liabilities:
Conversion option derivatives	65,182	109,414	Level 2
Warrant derivatives	37,129	58,257	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at December 31, 2012 and September 30, 2012, consists of the following capitalized costs respectively:

	December 31, 2012	September 30, 2012

UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	579,027	587,091
Capitalized drilling costs	662,899	662,899
Subtotal	3,847,797	3,855,861
Less impairments	(2,432,087)	(2,435,637)
Less accumulated DD&A	(1,128,350)	(1,127,463)

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

Total unproved and developed properties, net	287,360	292,761

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199
Less impairments	(839,363)	(839,363)
Less: accumulated amortization	(581,837)	(581,837)
Girard Project, net	-	-

North Dakota Project	40,325	87,610
North Dakota Project, net	40,325	87,610

Total unproved and undeveloped properties	40,325	87,610

TOTAL UNPROVED PROPERTIES	$327,685	$380,371

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

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

	December 31,2012	September 30, 2012
Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,247	1,200,247
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,429	3,974,429
Less: Impairments	(1,092,302)	(1,092,302)
Less: Accumulated DD&A	(2,430,111)	(2,372,422)
Total Proved Oil and Gas Properties	$452,017	$509,705

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

NOTE 6 – OTHER LONG-TERM ASSETS

Other assets consist of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	December 31, 2012	September 30, 2012
Rental Security Deposit	$1,500	$1,500
Reclamation bonds	100,142	100,121
TOTAL	$101,642	$101,621

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

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

Based upon the fair values as of the original agreement dates of the December 2009 and April 2010 debentures, $1,500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount and the debenture currently being in default, the discount was fully amortized during the year ended September 30, 2012.

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

During the three months ended December 31, 2012 and 2011, holders of the debt elected to convert $nil and $115,000 face amount of the debt into nil and 958,333 shares of common stock, respectively, according to the terms of the agreements.  See Note 9.

As of December 31, 2012, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement. The debenture holders may force foreclosure on the North Dakota properties but have not elected to do so.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of December 31, 2012 and September 30, 2012.    Management reclassified the outstanding balance of all debentures to current liabilities as of December 31, 2012 and September 30, 2012.

NOTE 8 - DERIVATIVE LIABILITIES

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price which is $0.05 per share at December 31, 2012, and September 30, 2012, or an aggregate of 23,279,993 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the three months ended December 31, 2012 and year ended September 30, 2012, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	December 31, 2012	September 30, 2012
Risk-free interest rate	0.11%	0.09% to 0.17%
Expected term	.25 years	.25 years to 1 year
Expected volatility	340.9%	140.3% - 248.3%
Per unit value of conversion option derivative	$0.0028	$0.005

 Below is detail of the conversion option liability balance at December 31, 2012 and September 30, 2012.

	December 31, 2012	September 30, 2012
Beginning balance	$109,414	$286,498
Revaluation of conversion option liability resulting from conversion of debentures	-	731,085
Net change in fair value of conversion option liability	(44,232)	(908,169)
Ending balance	$65,182	$109,414

Conversion options outstanding at year-end	23,279,333	23,279,333
Period end weighted average fair value per unit	$0.0028	$0.005
Ending balance	$65,182	$109,414

Warrant derivative

For the three months ended December 31, 2012 and the year ended September 30, 2012, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

	December 31, 2012	September 30, 2012
Risk-free interest rate	0.11% to 0.72%	0.11% to 0.33%
Expected term	6 months to 1 year	6 months to 2 years
Expected volatility	191.2% to 306.9%	148.0% to 244.3%
Per unit value of conversion option derivative	$0.0088	$0.012

As discussed in Note 11, 1,000,000 warrants were issued to an investment banking advisor for services rendered.  The warrants contained anti-dilution provisions which call for the warrant exercise price to be reduced based on future issues of debt or equity with more favorable provisions.  Therefore, based on current guidance, the warrants were treated as derivatives.   The warrants were valued at $59,200 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.81%, volatility of 158.4%, exercise price of $0.06, current market price of $0.06 per share and an expected life of 5 years.  The warrants expire February 15, 2017.

Below is detail of the warrant derivative balance at December 31, 2012 and September 30, 2012.

	December 31, 2012	September 30, 2012

Beginning balance	$58,257	$299,947
Initial fair value of warrant derivative	59,200	-

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

Revaluation of warrant derivatives resulting from modification of warrant terms	-	159,271
Net change in fair value of warrant derivatives	(80,328)	(400,961)
Ending balance	$37,129	$58,257

Warrants outstanding	5,999,113	4,999,113
Period end weighted average fair value per unit	$0.006	$0.012
Ending balance	$37,129	$58,257

NOTE 9 - COMMON STOCK

Three months ended December 31, 2012

There was no issuance of common stock in the three months ended December 31, 2012.

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

On December 8, 2011, the Company issued 83,333 shares of common stock as a charitable contribution. These shares were valued at $0.06 per share, representing the fair value at date of issuance.

NOTE 10 - STOCK BASED COMPENSATION

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

At December 31, 2012, and September 30, 2012, the Company had 2,040,000 options granted and outstanding.  The outstanding options have a weighted average remaining term of 1.75 years.

There was no grant, exercise or forfeiture of stock options during the three months ended December 31, 2012 nor during the year ended September 30, 2012.  As of December 31, 2012 and September 30, 2012, there are 2,040,000 stock options outstanding with a

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

weighted average exercise price of $0.20 per share.  The weighted average fair value of the options outstanding is $408,000.  There is no aggregate intrinsic value for the options outstanding.

A summary of the status of the Company’s non-vested stock options outstanding at September 30, 2012 is presented as follows:

	Number of options	Weighted Average Per Share	Weighted Average Fair Value
Nonvested, September 30, 2011	160,000	$0.16	$25,169
Granted	-	-	-
Vested	(80,000)	0.16	(12,585)
Forfeited		-
Nonvested, September 30, 2012	80,000	$0.16	$12,584
Granted	-	-	-
Vested
Forfeited	-	-	-
Nonvested, December 31, 2012	80,000	$0.16	$12,584

As of December 31, 2012, there was $9,438 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of .75 years.

NOTE 11 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 7, 166,000 warrants were issued for services provided in execution of the debentures. As discussed in Note 8, the share purchase and broker warrants are treated as derivatives.   The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0.45, current market price of $0.63 per share and an expected life of 3.5 years.  The warrants expire June 14, 2013.

In conjunction with the issuance of the $500,000 convertible debentures on or about October 26, 2010 described in Note 7, 55,335 warrants were issued for services provided in execution of the debentures.  The warrants were valued at $8,854 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.16 per share and an expected life of 3.5 years.  The warrants expire April 26, 2014.

As discussed in Note 8, 1,000,000 warrants were issued to an investment banking advisor for services rendered.  The warrants contained anti-dilution provisions which call for the warrant exercise price to be reduced based on future issues of debt or equity with more favorable provisions.  Therefore, based on current guidance, the warrants were treated as derivatives.   The warrants were valued at $59,200 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.81%, volatility of 158.4%, exercise price of $0.06, current market price of $0.06 per share and an expected life of 5 years.  The warrants expire February 15, 2017.

A summary of the Company's share purchase and broker warrants outstanding at December 31, 2012 is presented as follows:

	Broker warrants	Broker warrant exercise price	Share purchase warrants	Warrant exercise price
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)
Forfeited
Exercised
Granted
Balance outstanding, September 30, 2012	221,335	$0.05 (1)	4,777,778	$0.05(1)
Forfeited	-	-	-
Exercised	-	-	-
Granted	1,000,000	$0.06	-
Balance outstanding, December 31, 2012	1,221,335	$0.05 (2)	4,777,778	$0.05(1)

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2012

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 8 and 9.

(2)  Weighted average exercise price.

NOTE 12 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's President, CEO and member of the board of directors, for $2,500 per month for office space in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.  For the three months ended December 31, 2012 and 2011, $7,500 and 7,500, respectively were due under the terms of the lease.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On December 1, 2011, the Company entered into an office space lease, with a term of four years, at the fixed monthly rental amount of $2,500.  Accordingly, the Company's commitment to make these lease payments for each successive year is $30,000.

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

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”).  Gross formerly provided the Company with investor relations and other consulting services.   The Gross Lawsuit alleges the Company breached two separate contracts between Gross and JayHawk.  The suit requests relief in the form of money damages, including attorneys’ fees and costs. No director, officer or affiliate of JayHawk Energy, Inc., and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.  The Company believes the likelihood it will incur a loss in connection with this litigation is reasonably possible but not probable and estimates a possible range of loss of $20,000 to $75,000.  At this time it is not possible to predict the potential financial impact to the Company.  The Company has not accrued any loss related to this litigation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2012 and 2011

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2012, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to September 30, 2012.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the three months ended December 31, 2012, the Crosby area experienced improving weather conditions which provided adequate access to four of JayHawk Energy’s five producing wells.  All four wells produced regularly during the quarter just ended, and continue to produce to date of this report.

Revenues – For the three months ending December 31, 2012 and 2011, revenues reported as JayHawk's net working interest were $111,061 and $169,256 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2012 and 2011, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2012	2011	2012	2011	2012	2011

Oil sales (in barrels)	3,012	3,963	$70.38	$82.85	$ 211,990	328,321
Gas sales (in thousand cubic feet)	-	1,416	-	3.25	-	4,609
Total gross receipts					$211,990	332,930
Less: working and royalty interests					(100,929)	(163,674)
Net revenue to JayHawk					$111,061	$169,256

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests .

For the three month period ending December 31, 2012, JayHawk sold a gross 3,012 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $58.98 to a high of $79.28 during the three month period ending December 31, 2012.  This production was sold at average prices of $70.38/Bbl.  During the comparable period ending December 31, 2011 the quarterly sales volumes were 3,963 Bbls.  Field prices (after delivery charges) fluctuated from a low of $73.27 to a high of $85.55/Bbl.  Average prices received per barrel of crude oil were $82.85 for the three months ending December 31, 2011.

Volumes of oil delivered during the three month period ending December 31, 2012 decreased by 951 barrels (-24%) over the same timeframe in 2011.  The Company operated five of five wells in the three months ended December 31, 2012 for an aggregate of 305 production days compared to 325 days producing for the three months ended December 31, 2011.   The Company encountered mechanical issues on its Burner well which caused no production from that site for the three months ended December 31, 2012.  The Burner well resumed production in late January 2013.

Gas Revenues – During the fourth quarter ending September 30, 2012, the Company’s joint venture partner failed to exercise an option that would have given WHL Midcon, LLC an 85 percent working interest in the Girard properties.  By failing to exercise, WHL Midcon’s revenue percentage fell from 42.5 to 35% beginning in July 2011.  As well, under the terms of the previous joint venture agreement, the joint venture partner was responsible for all operating expenses related to the Girard properties.  Beginning in July 2011, Jayhawk Energy became responsible for 100% of operating expenses related to the Girard properties.  As WHL Midcon, LLC continues to maintain oil operations in the Girard vicinity, Jayhawk continues to share some contract employees and overhead expenses pro-rata with WHL Midcon, LLC.  Consequently, production expenses in Kansas have increased.  Due to low natural gas prices, the Company temporarily suspended production for the three months ended December 31, 2012.

Prices received for gas production continue to remain low. As such, production was temporarily shut-in in anticipation of natural gas prices strengthening.

Production and Operating Expenses (Income) – Total operating expenses for the three months ended December 31, 2012 and 2011 were $194,996 and $412,803 respectively.  The expenses are segregated as follows:

		Three months ended			Three months ended
		December 31, 2012			December 31, 2011
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$66,581	$2,297	$-	$68,878	$105,344
Depreciation, depletion and amortization	57,688	4,644	1,118	63,450	167,575
General and administrative	-	-	89,502	89,502	135,624
Accretion of asset retirement obligation	1,973	2,714	-	4,687	4,260
(Gain) on sale of equipment and leases	(53,977)	(36,744)	-	(90,721)	-
Initial recording of warrant derivative	-	-	59,200	59,200	-
Totals	$72,265	$(27,089)	$149,819	$194,996	$412,803

Total production expenses for the North Dakota oil operations were $66,581 (59.9% of oil revenue) for the three months ended December 31, 2012 compared to $92,248 (54.6% of oil revenue) for the three months ended December 31, 2011.   These expenses are 5.3% higher as a percentage of revenue than incurred in the comparative periods ending December 31, 2011.   The Company contracted for significant repairs on three of the wells in the three months ended December 31, 2012 which accounted for the increase in production costs.

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

Initial recording of warrant derivative - The Company recognized a $59,200 expense on recording of warrant derivatives per the terms of a consulting agreement with an investment banking advisor.  The agreement was a six month engagement which was not renewed.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending December 31, 2012 and 2011 is provided in the following table:

	Three months ended	Three months ended
	December 31, 2012	December 31, 2011
Compensation and payroll taxes	$27,937	$45,360
Stock option expense	3,146	3,146
Legal, professional and consulting fees	5,775	10,957
Audit and public company expense	25,994	39,540
Insurance	14,741	12,541
All other general and administrative	11,909	24,080
TOTAL	$89,502	$135,624

Total general and administrative expense has decreased $46,122 (34.0%) during the three month period ending December 31, 2012 compared to the prior year.  Compensation and payroll expense has decreased $17,423, attributable to the Company's President and CEO foregoing compensation during quarter ended December 31, 2012.  Audit and public company expense decreased $13,546 (34.3%) for the three months ended December 31, 2012 compared to the prior year.

All other general and administrative expense of $11,909 for the three months ended December 31, 2012, was a reduction of $12,171 from the same period ending December 31, 2011.  Management has continued to see cost-efficiencies and has eliminated an administrative position.  Currently only the Company CFO is a salaried employee.

Legal, professional and consulting fees decreased by $5,182 over the comparable period ending December 31, 2011.    The Company continues to seek opportunities to increase shareholder value by seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations.

Insurance expense increased $2,200 over the prior year due to rise in annual premium costs.

Other income (expense) – for the three month period ending December 31, 2012 and 2011, are detailed below.  Interest expense, discount amortization, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended	Three months ended
	December 31, 2012	December 31, 2011
Interest expense	$(33,296)	$(32,232)
Gain on extinguishment and conversion of debt	-	71,383
Gain on change in fair value of conversion option derivative	44,232	196,197
Gain on change in fair value of warrant derivative	80,328	198,480
Amortization of discount on debentures	-	(144,814)
TOTAL OTHER INCOME	$91,264	$289,014

On or about January 9, 2012, the Company modified the terms of its debentures (Notes 7 and 8) and warrants (Note 8), changing the conversion and exercise price from $0.12 to $0.05 per share whereby the fair value of the options and warrants were re-price to their fair market trading value.   The Company recognized no additional derivatives during the quarter ended December 31, 2012 nor any loss on conversion of debt.  The total non-cash gain on conversion derivative of $44,232 and warrant derivative of $80,328 positively impacted the financial results for the quarter.  The gain on derivatives results from the conversion price of the debenture exceeding the market value of the share price of the Company’s common stock at December 31, 2012.

There was no amortization of discount on debentures recognized during the three months ended December 31, 2012.  See Note 7 to the Financial Statements in this 10-Q.

Cash Flows, Liquidity and Capital Resources

As of December 31, 2012 current assets totaled $209,947 consisting of cash, $142,077, accounts receivable, $56,634, and prepaid expenses, $11,236.  At the same time the Company's current liabilities were $2,455,194, of which $1,164,000 are debentures currently in default.  Consequently, management has reclassified the debt to current liabilities.  This working capital shortage of $2,245,247 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is seeking joint venture, merger, acquisition and other means of financing to grow the Company.

Net cash used by operating activities totaled $71,182 for the three months ending December 31, 2012, compared to $76,253 provided by operating activities for the three month period ending December 31, 2011.

Net cash provided by investing activities totaled $138,763 during the nine months ending December 31, 2012 as compared to $121,555 in the same period ending December 31, 2011.   The Company divested of lease holdings which it was unable to develop to production due to present lack of available capital.

Net cash used by financing activities totaled $0 during the three months ending December 31, 2012 and December 31, 2011.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net increase of $67,581 which is an increase in the Company's cash balance of $74,496 existing at September 30, 2012, to the cash balance at December 31, 2012 of $142,077.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of December 31, 2012, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2012 which was filed with the SEC on January 9, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

Convertible Debentures-- As of December 31, 2012, the Company is in default, as a result of certain provisions of the debentures, of the terms of its 10% convertible debentures issued to certain institutional investors in December 2009 and April 2010.  The December 2009 and April 2010 debentures original maturity date of December 14, 2011, which was extended to December 31, 2012, has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of December 31, 2012. Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current liabilities as of December 31, 2012.   The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective February 16, 2012.  See Part I, Item II, Note 7-Convertible Debentures and Note 8—Derivative Liabilities for a more thorough discussion of the debentures and warrants.

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

JayHawk Energy, Inc., a Colorado corporation

Date: February 14, 2013	By:	/s/ Lindsay E. Gorrill
Lindsay E. Gorrill Principal Executive Officer, President and a Director