Form 10-Q
period 2013-03-31
Jayhawk Energy, Inc.
filed 2013-05-20
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 15, 2013, there were 76,875,841 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2013

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$29,367	$74,496
Trade accounts receivable	-	132,454
Other current assets	-	10,189
TOTAL CURRENT ASSETS	29,367	217,139

PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	318,739	380,371
Proved properties, net (NOTE 5)	397,751	509,705
Computers, office equipment, furniture and leasehold improvements, net	1,545	3,781
NET PROPERTY AND EQUIPMENT	718,035	893,857

OTHER LONG-TERM ASSETS (NOTE 6)	151,675	101,621

TOTAL ASSETS	$899,077	$1,212,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$558,555	$587,228
Due to royalty and working interest holders	354,894	437,202
Other payables, interest and taxes accrued	166,797	232,917
Conversion option derivative (NOTE 8)	570,358	109,414
Warrant derivative (NOTE 8)	178,709	58,257
Convertible debentures (NOTE 7)	1,073,686	1,164,000
TOTAL CURRENT LIABILITIES	2,902,999	2,589,018

LONG-TERM LIABILITIES
Convertible debentures and interest (NOTE 13)	161,167	-
Asset retirement obligation	196,836	187,463
TOTAL LONG-TERM LIABILITIES	358,003	187,463

TOTAL LIABILITIES	3,261,002	2,776,481

COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 60,759,178 and 60,759,178 shares issued and outstanding respectively (NOTE 9)	60,759	60,759
Additional paid-in capital	21,144,710	21,138,419
Accumulated deficit	(23,567,394)	(22,763,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,361,925)	(1,563,864)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$899,077	$1,212,617

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012

REVENUES
Oil sales	$42,765	$157,458	$156,213	$323,839
Natural gas sales	-	738	-	3,612
TOTAL REVENUE	42,765	158,196	156,213	327,451

OPERATING EXPENSES:
Production costs - oil	12,922	67,851	81,221	160,100
Production costs - natural gas	2,721	10,447	5,687	23,543
Depreciation, depletion and amortization	64,330	161,277	127,780	328,852
(Gain) on sales of leases and equipment	-	-	(90,721)	-
Accretion of asset retirement obligation	4,687	4,260	9,373	8,521
General and administrative	92,767	218,699	182,270	354,323
TOTAL OPERATING EXPENSES	177,427	462,534	315,610	875,339

OPERATING LOSS	(134,662)	(304,338)	(159,397)	(547,888)

OTHER INCOME (EXPENSE)
Interest and financings costs	(31,340)	(34,470)	(123,836)	(66,702)
Miscellaneous income (expense)	1,077	-	1,077	-
Gain (loss) on extinguishment and conversion of debt	-	(935,529)	-	(1,023,417)
Gain (loss) on change in fair value of conversion option derivative	(505,176)	361,702	(460,944)	557,899
Gain (loss) on change in fair value of warrant derivative	(141,580)	(70,720)	(61,252)	287,031
Amortization of discount on debentures	-	-	-	(144,814)
TOTAL OTHER INCOME (EXPENSE)	(677,019)	(679,017)	(644,955)	(390,003)

LOSS BEFORE INCOME TAX	(811,681)	(983,355)	(804,352)	(937,891)

Provision for income taxes	-	-	-	-
NET LOSS	$(811,681)	$(983,355)	$(804,352)	$(937,891)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)
Basic and diluted weighted average shares outstanding	60,759,178	59,602,977	60,759,178	59,332,720

See accompanying notes to consolidated financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	For the six months ended March 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:			(937,891)
Net Loss	$(804,352)	$
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, depletion and amortization	127,780		328,852
Accretion of asset retirement obligation	9,373		8,521
Amortization of discount on debentures	-		144,814
Initial recording of warrant derivative	59,200		-
Gain on extinguishment and conversion of debt	-		1,023,417
Gain on change in fair value of conversion option derivative	460,944		(557,899)
Gain on change in fair value of warrant derivatives	61,252		(287,031)
Common stock issued in consideration of charitable contribution	-		5,000
Common stock issue in lieu of interest	-		39,060
Gain on sales of leases and equipment	(90,721)
Stock based compensation	6,291		6,292
Changes in assets and liabilities:
Trade accounts receivable	132,454		443
Other current assets and other long term assets	(39,865)		2,406
Accounts payable	(28,673)		47,040
Due to royalty and working interest holders	(82,308)		146,942
Other payables, interest and taxes accrued	4,733		20,904
Net cash used by operating activities	(183,892)		(9,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of equipment and leases	138,763		(1,160)
Net cash provided (used) by investing activities	138,763		(1,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-		-

Net decrease in cash and cash equivalents	(45,129)		(10,290)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,496		52,912

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,367		$42,622

Supplemental Disclosure of Cash Flows:

Non-cash investing and financing activity:
Interest paid with common stock	$-		$11,294
Common stock issued for conversion of debentures	-		115,000

See accompanying notes to consolidated financial statements.

.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2013.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred annual operating losses since inception.  As of March 31, 2013, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $23,567,394 and net loss of $804,352 for the six months ended March 31, 2013, and as of that date the Company's current liabilities exceeded its current assets by $2,873,632.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

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

The dilutive effect of convertible and outstanding securities as of March 31, 2013 and September 30, 2012, would be as follows:

	March 31, 2013	September 30, 2012
Stock Options	2,040,000	2,040,000
Convertible debt	23,279,993	23,279,993
Warrants	5,999,113	4,999,113
Total Possible Dilution	31,319,106	30,319,106

At March 31, 2013 and September 30, 2012, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

March 31, 2013

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

March 31, 2013

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

Reclassifications

Certain reclassifications have been made to the 2012 financial statements in order to conform to the 2013 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

From time to time, new accounting guidance is issued by the FASB that the Company adopts as of the specified effective date.  If not discussed, management believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on its financial statements upon adoption.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, and reclamation bonds approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $931,200 and $465,600 using the market price per share of stock at March 31, 2013 and September 30, 2012, respectively.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and September 30, 2012, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	March 31, 2013	September 30, 2012	Input Hierarchy Level

Assets:
Cash equivalents	$29,367	$74,496	Level 1
Reclamation bonds	150,175	100,121	Level 1
Liabilities:
Conversion option derivatives	570,358	109,414	Level 2
Warrant derivatives	178,709	58,257	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at March 31, 2013 and September 30, 2012, consists of the following capitalized costs respectively:

	March 31, 2013	September 30, 2012
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	579,027	587,091
Capitalized drilling costs	662,899	662,899
Subtotal	3,847,797	3,855,861
Less impairments	(2,432,087)	(2,435,637)
Less accumulated DD&A	(1,137,296)	(1,127,463)

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

Unproved and developed properties, net	278,414	292,761

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199
Less impairments	(839,363)	(839,363)
Less: accumulated amortization	(581,837)	(581,837)
Girard Project, net	-	-

North Dakota Project	40,325	87,610
North Dakota Project, net	40,325	87,610

Unproved and undeveloped properties	40,325	87,610

TOTAL UNPROVED PROPERTIES	$318,739	$380,371

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

During the six months ended March 31, 2013, the Company sold certain field equipment with a net book value of $756 for $38,000 and, after associated cost of sales and commissions, recognized a gain of $36,744 on the transaction.

During the six months ended March 31, 2013, the Company sold certain leases of unproved oil and gas properties with a cost of $47,285 for $114,798 and, after associated cost of sales and commissions, recognized a gain of $53,977 on the transaction.

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

	March 31,2012	September 30, 2012
Crosby, North Dakota Properties
Proved Reserves	$2,357,753	$2,357,753
Field Equipment	1,200,247	1,200,247
Capitalized Drilling Costs	416,429	416,429
Subtotal	3,974,429	3,974,429
Less: Impairments	(1,092,302)	(1,092,302)
Less: Accumulated DD&A	(2,484,377)	(2,372,422)
Total Proved Oil and Gas Properties	$397,751	$509,705

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

NOTE 6 – OTHER LONG-TERM ASSETS

Other assets consist of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	March 31, 2013	September 30, 2012
Rental Security Deposit	$1,500	$1,500
Reclamation bonds	150,175	100,121
TOTAL	$151,675	$101,621

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

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

Based upon the fair values as of the original agreement dates of the October 2010 debentures, $500,000 was allocated to the common stock purchase warrants and the conversion features resulting in a discount on the debt.  Giving effect to the amortization of the discount and the conversion of $115,000 in principal conversion and the debenture being in default, the discount was fully amortized during the year ended September 30, 2012.

In all three cases, the entire face amount of the debt issued was allocated to discount, and was amortized over the respective term of the debt.

As of March 31, 2013, the Company is in default of the terms of the convertible debentures as a result of certain provisions of the agreement. The debenture holders may force foreclosure on the North Dakota properties but have not elected to do so.  The December 2009 and April 2010 debentures maturity date of December 14, 2011 has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of March 31, 2013 and September 30, 2012.    See Note 13.

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

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price which is $0.05 per share at March 31, 2013, and September

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

30, 2012, or an aggregate of 23,279,993 shares.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the six months ended March 31, 2013 and year ended September 30, 2012, the fair value of conversion options was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	March 31, 2013	September 30, 2012
Risk-free interest rate	.07% to 0.11%	0.09% to 0.17%
Expected term	.25 years	.25 years to 1 year
Expected volatility	340.9%-375.2%	140.3% - 248.3%
Per unit value of conversion option derivative	$0.0245	$0.005

 Below is detail of the change in conversion option liability balance for the three months ended March 31, 2013 and March 31, 2012, respectively.

	Three months ended
	March 31, 2013	March 31, 2012
Beginning balance	$65,182	$57,668
Change in value of conversion liability resulting from extinguishment of debt	-	802,468
Revaluation of conversion option liability resulting from conversion of debentures	-	143,697
Net change in fair value of conversion option liability	505,176	(544,149)
Ending balance	$570,358	$459,684

Below is detail of the change in conversion option liability balance for the six months ended March 31, 2013 and March 31, 2012, respectively.

	Six months ended
	March 31, 2013	March 31, 2012
Beginning balance	$109,414	$286,498
Change in value of conversion liability resulting from extinguishment of debt	-	802,468
Revaluation of conversion option liability resulting from conversion of debentures		(71,383)
Net change in fair value of conversion option liability	460,944	(557,899)
Ending balance	$570,358	$459,684

Conversion options outstanding at period end	23,279,333	23,279,333
Period end weighted average fair value per unit	$0.0245	$0.0197
Ending balance	$570,358	$459,684

Warrant derivative

At  March 31, 2013 and the year ended September 30, 2012, the fair value of warrants was estimated at the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

	March 31, 2013	September 30, 2012
Risk-free interest rate	0.07% to 0.72%	0.11% to 0.33%
Expected term	6 months to 1 year	6 months to 2 years
Expected volatility	191.2% to 306.9%	148.0% to 244.3%
Per unit value of warrant derivative	$0.0202 to $0.0391	$0.012

As discussed in Note 11, 1,000,000 warrants were issued to an investment banking advisor for services rendered.  The warrants contained anti-dilution provisions which call for the warrant exercise price to be reduced based on future issues of debt or equity with more favorable provisions.  Therefore, based on current guidance, the warrants were treated as derivatives.   The warrants were valued

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

at $59,200 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.81%, volatility of 158.4%, exercise price of $0.06, current market price of $0.06 per share and an expected life of 5 years.  The warrants expire February 15, 2017.

Below is detail of the change in warrant derivative liability balance for the six months ended March 31, 2013 and March 31, 2012, respectively.

	Three months ended
	March 31, 2013	March 31, 2012

Beginning balance	$37,129	$101,467
Initial fair value of warrant derivative	-	-
Revaluation of warrant derivatives resulting from modification of warrant terms	-	159,271
Net change in fair value of warrant derivatives	141,580	(88,551)
Ending balance	$178,709	$172,187

Below is detail of the change in warrant derivative liability balance for the six months ended March 31, 2013 and March 31, 2012, respectively.

	Six months ended
	March 31, 2013	March 31, 2012

Beginning balance	$58,257	$299,947
Initial fair value of warrant derivative	59,200	-
Revaluation of warrant derivatives resulting from modification of warrant terms	-	159,271
Net change in fair value of warrant derivatives	61,252	(287,031)
Ending balance	$178,709	$172,187

Warrants outstanding	5,999,113	4,999,113
Period end weighted average fair value per unit	$0.0297	$0.034
Ending balance	$178,709	$172,187

NOTE 9 - COMMON STOCK

Six months ended March 31, 2013

There was no issuance of common stock in the six months ended March 31, 2013.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

On December 8, 2011, the Company issued 83,333 shares of common stock as a charitable contribution. These shares were valued at $0.06 per share, representing the fair value at date of issuance.

NOTE 10 - BROKER AND SHARE PURCHASE WARRANTS

A summary of the Company's share purchase and broker warrants outstanding at March 31, 2013 is presented as follows:

			Share
	Broker	Exercise	Purchase	Exercise
	Warrants	Price	Warrants	Price
Balance outstanding, September 30, 2011	221,335	$0.12 (1)	4,777,778	$0.12(1)
Forfeited	-	-	-
Exercised	-	-	-
Granted	-	-	-
Balance outstanding, September 30, 2012	221,335	$0.05 (1)	4,777,778	$0.05(1)
Forfeited	-	-	-
Exercised	-	-	-
Granted	1,000,000	$0.06	-
Balance outstanding, March 31, 2013	1,221,335	$0.05 (2)	4,777,778	$0.05(1)

(1)  Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance.  See Notes 8 and 9.

(2)  Weighted average exercise price.

The exercise price and expiration dates of the broker and share purchase warrants is presented as follows:

Holder	Warrants outstanding	Exercise Price	Expiration date

Share purchase warrants	2,000,000	$0.05	July 21, 2014
Share purchase warrants	2,777,778	$0.05	January 26, 2015
Total share purchase warrants	4,777,778

Broker warrants	166,000	$0.05	July 21, 2014
Broker warrants	55,335	$0.05	January 26, 2015
Broker warrants	1,000,000	$0.06	February 15, 2017
Total broker warrants	1,221,335

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's President, CEO and member of the board of directors, for $2,500 per month for office space in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.  For the three months and six months ended March 31, 2013 and 2012, $7,500 and $7,500, and $15,000 and $15,000, respectively were due under the terms of the lease.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2013

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

NOTE 13– SUBSEQUENT EVENTS

On April 23, 2013, the Company entered into a Partial Reset of Conversion Price agreement (the “Partial Reset”) with certain institutional investors (the “Investors”) who are holders of convertible debentures of the Company. (Note 7)  Under the terms of the Partial Reset, the Investors and the Company agreed to the following terms:

Investors have the right to convert, into common stock of the Company, up to twenty five percent (25%) of the principal amount outstanding, as of April 12, 2013, of each Debenture held by each Investor, at a Conversion Price equal to $0.01 per share;

Each Investor shall convert up to 25% of the amount of the outstanding principal amount, as of April 12, 2013, of each Debenture (the “Conversion Amount”), provided that such conversion will not cause the Investor to own more than 9.99% of the outstanding shares of the Company’s common stock.  If such conversion would result in an Investor owning more than 9.99% of the outstanding shares of the Company’s common stock then each such Investor shall only convert so much of the Conversion Amount  as would result in the Investor owning no more than 9.99% of the outstanding shares of the Company’s common stock.  Each such Investor shall thereafter, as soon as practicably possible, continue to convert so much of the Conversion Amount as possible, without causing the Investor to beneficially own more than 9.99% of the outstanding shares of the Company’s common stock, until such time as each Investor has converted their full Conversion Amount;

The Maturity Dates of all outstanding Debentures shall be extended to December 31, 2013;

The Expiration Date of all of the remaining 2,000,000 outstanding share purchase warrants issued pursuant to the December 2009 and April 2010 Transactions shall be extended to July 21, 2014; and

The Expiration Date of all of the remaining 2,833,113 outstanding Warrants issued pursuant to the October 2010 Transaction, shall be extended to January 26, 2015.

On or about May 3, 2013, three (3) investors converted $90,314 in convertible debentures at $0.01 per share.  Pursuant to these conversions, the Company issued 9,031,400 shares of its common stock.  The Company also issued 7,085,263 shares of stock at $0.01 per share in payment of interest owed pursuant to the debentures.

The Company recognized $161,167 of convertible debentures and interest at March 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2013 and 2012

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

Oil and Gas Properties

During the three months ended March 31, 2013, the Crosby area experienced adverse weather conditions which limited access to the Company’s wells.  Mechanical difficulties and limited availability of oil field service companies also contributed to no production in the month of March and limited production in February.

Revenues – For the three months ending March 31, 2013 and 2012, revenues reported as JayHawk's net working interest were $42,765 and $158,196 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2013 and 2012, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2013	2012	2013	2012	2013	2012

Oil sales (in barrels)	1,130	4,004	$70.80	$77.77	$ 80,001	311,385
Gas sales (in thousand cubic feet)	-	394	-	2.81	-	1,109
Total gross receipts					$80,001	312,494
Less: working and royalty interests					(37,236)	(154,298)
Net revenue to JayHawk					$42,765	$158,196

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests .

For the three month period ending March 31, 2013, JayHawk sold a gross 1,130 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $70.17 to a high of $70.93 during the three month period ending March 31, 2013.  This production was sold at average prices of $70.80/Bbl.  During the comparable period ending March 31, 2012 the quarterly sales volumes were 4,004 Bbls.  Field prices (after delivery charges) fluctuated from a low of $67.09 to a high of $83.22/Bbl.  Average prices received per barrel of crude oil were $77.77 for the three months ending March 31, 2012.

Volumes of oil delivered during the three month period ending March 31, 2013 decreased by 2,875 barrels (-72%) over the same timeframe in 2012.  The Company operated three of five wells in the three months ended March 31, 2013 for an aggregate of 178 production days compared to 358 days producing for the three months ended March 31, 2012.   The Company encountered mechanical issues on its Burner well which caused no production from that site for the three months ended March 31, 2013. The Kearney well was adversely affected by both mechanical and weather-related accessibility issues and produced no oil for the quarter.

Gas Revenues – During the fourth quarter ending September 30, 2012, the Company’s joint venture partner failed to exercise an option that would have given WHL Midcon, LLC an 85 percent working interest in the Girard properties.  By failing to exercise, WHL Midcon’s revenue percentage fell from 42.5 to 35% beginning in July 2011.  As well, under the terms of the previous joint venture agreement, the joint venture partner was responsible for all operating expenses related to the Girard properties.  Beginning in July 2011, Jayhawk Energy became responsible for 100% of operating expenses related to the Girard properties.  As WHL Midcon,

LLC continues to maintain oil operations in the Girard vicinity, Jayhawk continues to share some contract employees and overhead expenses pro-rata with WHL Midcon, LLC.  Consequently, production expenses in Kansas have increased.  Due to low natural gas prices, the Company temporarily suspended production for the three months ended March 31, 2013.

Prices received for gas production have improved. As such, the Company is preparing to resume production at its Kansas location in  anticipation of natural gas prices continuing to strengthen.

The comparative volume of oil and gas delivered and the average prices received during each of the two respective six month periods ended  March 31, 2013 and 2012, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2013	2012	2013	2012	2013	2012

Oil sales (in barrels)	4,142	7,967	$70.50	$80.29	$291,991	$639,706
Gas sales (in thousand cubic feet)	-	1,810	-	3.16	-	5,718
Total gross receipts					$291,991	$645,424
Less: working and royalty interests					(135,778)	(317,973)
Net revenue to JayHawk					$156,213	$327,451

Production and Operating Expenses (Income) – Total operating expenses for the three months ended March 31, 2013 and 2012 were $177,427 and $462,534 respectively.  The expenses are segregated as follows:

	Three months ended March 31, 2013				Three months ended March 31, 2012
	Crosby,	Girard,
	ND	KS	G&A	Total	Total
Direct Regional Costs	$12,922	$2,721	$-	$15,643	$78,298
Depreciation, depletion and amortization	54,266	8,946	1,118	64,330	161,277
General and administrative	1,308	-	91,459	92,767	218,699
Accretion of asset retirement obligation	1,973	2,714	-	4,687	4,260
Totals	$70,469	$14,381	$92,577	$177,427	$462,534

Total production expenses for the North Dakota oil operations were $12,922 (30.2% of oil revenue) for the three months ended March 31, 2013 compared to $67,851 (42.9% of oil revenue) for the three months ended March 31, 2012.   These expenses are 12.7% lower as a percentage of revenue than incurred in the comparative periods ending March 31, 2012.

 Total operating expenses for the six months ended March 31, 2013 and 2012 were $315,610 and $875,339 respectively.  The expenses are segregated as follows:

	Six months ended March 31, 2013				Six months ended March 31, 2012
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$81,221	5,687	-	86,908	$183,643
Depreciation, depletion and amortization	111,954	13,590	2,236	127,780	328,852
(Gain) on sales of leases and equipment	(53,977)	(36,744)	-	(90,721)	-
General and administrative	1,308	-	180,962	182,270	354,323
Accretion of asset retirement obligation	3,945	5,428	-	9,373	8,521
Totals	$144,451	$(12,039)	$183,198	$315,610	$875,339

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending March 31, 2013 and 2012 is provided in the following table:

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Compensation and payroll taxes	$27,806	$58,483
Stock option expense	3,146	6,292
Legal, professional and consulting fees	8,588	39,930
Audit and public company expense	30,189	85,346
Insurance	12,803	14,377
All other general and administrative	10,235	14,271
TOTAL	$92,767	$218,699

Total general and administrative expense has decreased $125,932 (57.6%) during the three month period ending March 31, 2013 compared to the prior year.  Compensation and payroll expense has decreased $30,677, attributable to consolidation of duties and restructuring of Company management.  The Company’s Chief Financial Officer is currently maintaining the President and Chief Executive Officer roles on an interim basis.  Audit and public company expense decreased $55,157 (64.6%) for the three months ended March 31, 2013 compared to the prior year.

All other general and administrative expense of $10,235 for the three months ended March 31, 2013, was a reduction of $4,036 from the same period ending March 31, 2012.

Legal, professional and consulting fees decreased by $31,342 over the comparable period ending March 31, 2012.

Insurance expense increased $1,575 over the prior year due to rise in annual premium costs.

The Company continues to explore opportunities to increase shareholder value by seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations.

A comparative analysis of the general and administrative expense for the six month period ending March 31, 2013 and 2012 is provided in the following table:

	Six months ended	Six months ended
	March 31, 2013	March 31, 2012
Compensation and payroll taxes	$55,743	$106,989
Stock option expense	6,292	6,292
Legal, professional and consulting fees	14,363	50,887
Audit and public company expense	56,183	124,886
Insurance	27,544	26,918
All other general and administrative	22,145	38,351
TOTAL	$182,270	$354,323

Other income (expense) – for the three month period ending March 31, 2013 and 2012, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Interest expense	$(31,340)	$(34,470)
Gain on extinguishment and conversion of debt	-	(935,529)
Gain on change in fair value of conversion option derivative	(505,176)	361,702
Gain on change in fair value of warrant derivative	(141,580)	(70,720)
Other income	1,077	-
TOTAL OTHER INCOME (EXPENSE)	$(677,019)	$(679,017)

On or about January 9, 2012, the Company modified the terms of its debentures (Notes 7 and 8) and warrants (Note 8), changing the conversion and exercise price from $0.12 to $0.05 per share whereby the fair value of the options and warrants were re-price to their fair market trading value.   The Company recognized no additional derivatives during the quarter ended March 31, 2013 nor any loss on conversion of debt.  The total non-cash loss on conversion derivative of $505,176 and warrant derivative of $141,580 negatively impacted the financial results for the quarter.  The loss on derivatives results from the market value of the share price of the Company’s common stock exceeding the conversion price of the debentures at March 31, 2013.

Cash Flows, Liquidity and Capital Resources

As of March 31, 2013 current assets totaled $29,367 consisting of cash, $29,367.  At the same time the Company's current liabilities were $2,902,999, of which $1,164,000 are debentures currently in default.  Consequently, management has reclassified the debt to current liabilities.  This working capital shortage of $2,873,622 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is seeking joint venture, merger, acquisition and other means of financing to grow the Company.

Net cash used by operating activities totaled $183,892 for the six months ending March 31, 2013, compared to $9,130 used by operating activities for the six month period ending March 31, 2012.

Net cash provided by investing activities totaled $138,763 during the nine months ending March 31, 2013 as compared to $121,555 in the same period ending March 31, 2012.   The Company divested of lease holdings which it was unable to develop to production due to its present lack of available capital.

Net cash used by financing activities totaled $0 during the six months ending March 31, 2013 and March 31, 2012.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $45,129 which is an increase in the Company's cash balance of $74,496 existing at September 30, 2012, to the cash balance at March 31, 2013 of $29,367.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of March 31, 2013, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company (Civil Action No. 4:12-cv-00714) in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”).  Gross formerly provided the Company with investor relations and other consulting services.  The Gross Lawsuit alleges the Company breached two separate contracts between Gross and JayHawk.  The suit requests relief in the form of money damages, including attorneys’ fees and costs.  On March 30, 2012 the Company filed its answer (defenses) to the original complaint, wherein it denied all claims, and filed counterclaims against Gross for breach of contract, fraud and fraud in the inducement.  The Company also requested the Gross Lawsuit be transferred to be heard in the state of Idaho.  On February 21, 2013 an order was entered in the U.S. District Court for the Southern District of Texas transferring the Gross Lawsuit to the United States District Court for the District of Idaho (the “Transfer Order”).  Pursuant to the Transfer Order the Gross Lawsuit will now be heard in Idaho.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

Convertible Debentures-- As of March 31, 2013, the Company is in default, as a result of certain provisions of the debentures, of the terms of its 10% convertible debentures issued to certain institutional investors in December 2009 and April 2010.  The December 2009 and April 2010 debentures original maturity date of December 14, 2011, which was extended to March 31, 2013, has lapsed, causing the default provisions on all debentures including the October 2010 debentures for a total balance of $1,164,000 as of March 31, 2013. Management has reclassified the outstanding balance of all debentures, including the October 2010 debentures to current liabilities as of March 31, 2013.   The Exercise Price of all outstanding warrants is reduced to five cents ($0.05) per share effective February 16, 2012.  See Part I, Item II, Note 7-Convertible Debentures and Note 8—Derivative Liabilities for a more thorough discussion of the debentures and warrants.

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

JayHawk Energy, Inc., a Colorado corporation

Date: May 20, 2013	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, President and Chief Executive Officer