Form 10-Q
period 2013-06-30
Jayhawk Energy, Inc.
filed 2013-08-19
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2013, there were 76,875,841 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended June 30, 2013

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

18

Item 3. Quantitative and Qualitative Disclosures About Market Risk

21

Item 4. Controls and Procedures

21

PART II — OTHER INFORMATION

22

Item 1. Legal Proceedings.

22

Item 1A. Risk Factors

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults Upon Senior Securities

22

Item 4.  Mining Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

24

JAYHAWK ENERGY, INC. AND SUBSIDIARY

BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 47,787	$ 74,496
Trade accounts receivable, less allowance for doubtful accounts	58,695	132,454
Other current assets	11,105	10,189
TOTAL CURRENT ASSETS	117,587	217,139
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	295,569	380,371
Proved properties, net (NOTE 5)	344,039	509,705
Computers, office equipment, furniture and leasehold improvements, net	680	3,781
NET PROPERTY AND EQUIPMENT	640,288	893,857
OTHER LONG-TERM ASSETS (NOTE 6)	151,710	101,621
TOTAL ASSETS	$ 909,585	$ 1,212,617
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 637,659	$ 587,228
Due to other working and royalty interests	351,733	437,202
Other payables, interest & taxes accrued	220,343	232,917
Conversion option derivative (NOTE 8)	556,889	109,414
Warrant derivative liability (NOTE 8)	103,880	58,257
Convertible debenture (NOTE 7)	1,073,687	1,164,000
TOTAL CURRENT LIABILITIES	2,944,191	2,589,018
LONG TERM LIABILITIES
Asset Retirement Obligation	201,523	187,463
TOTAL LONG TERM LIABILITIES	201,523	187,463
TOTAL LIABILITIES	3,145,714	2,776,481
COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 76,875,841 and 60,759,178 shares issued and outstanding, respectively (NOTE 9)	76,876	60,759
Additional paid-in capital	21,654,159	21,138,419
Accumulated deficit	(23,967,164)	(22,763,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,236,129)	(1,563,864)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 909,585	$ 1,212,617

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
REVENUE
Oil sales	$ 109,328	$ 112,359	$ 263,154	$ 436,199
Gas sales	-	-	-	3,612
TOTAL GROSS REVENUE	109,328	112,359	263,154	439,811

OPERATING EXPENSE
Production costs-North Dakota	19,065	39,085	98,568	199,184
Production costs-Kansas	3,691	4,685	8,709	28,228
Depreciation, depletion, amortization and asset impairment expense	77,746	112,299	205,527	441,151
(Gain) on sales of leases and equipment	-	-	(90,721)	-
Accretion of asset retirement obligation	4,687	4,260	14,060	12,781
General and administrative	79,369	140,622	261,638	494,945
TOTAL OPERATING EXPENSES	184,558	300,951	497,781	1,176,289

OPERATING LOSS	(75,230)	(188,592)	(234,627)	(736,478)

OTHER INCOME (EXPENSE)
Interest and financing costs	(29,614)	(32,401)	(153,450)	(99,104)
Loss on extinguishment and conversion of debt	(1,518,520)	-	(1,518,520)	(1,023,417)
Gain on change in fair value of conversion option derivative	1,131,880	314,153	670,936	872,052
Gain (Loss) on change in fair value of warrant derivative	113,685	(123,695)	52,433	163,336
Amortization of discount on debentures	-	-	-	(144,814)
Other income (expense)	(21,971)	-	(20,894)	-
TOTAL OTHER INCOME (EXPENSE)	(324,540)	158,057	(969,495)	(231,947)

LOSS BEFORE INCOME TAX	(399,770)	(30,535)	(1,204,122)	(968,425)

Provision for income taxes	-	-	-	-

NET LOSS	$ (399,770)	$ (30,535)	$ (1,204,122)	$ (968,425)

Basic and diluted loss per share	$ (0.01)	Nil	$ (0.02)	$ (0.02)

Basic and diluted weighted average number shares outstanding	71,187,057	60,194,665	64,235,138	59,618,987

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$ (1,204,122)	$ (968,425)
Depreciation, depletion and amortization	205,527	441,151
Accretion of asset retirement obligation	14,060	12,781
Amortization of discount on debentures	-	144,814
Loss on initial recording of derivative	59,200	-
Loss on extinguishment and conversion of debt	1,518,520	1,023,417
Gain on change in fair value of conversion option derivative	(670,936)	(872,052)
Gain on change in fair value of warrant derivative	(52,433)	(163,336)
Loss on settlement of litigation	21,971	-
Common stock used in consideration of charitable contribution	-	5,000
Common stock issued in lieu of interest	70,853	60,332
Gain on sale of leases and equipment	(90,721)	-
Stock based compensation	9,437	9,438
Changes in assets and liabilities:
Trade accounts receivable	73,759	5,230
Other current assets and other long term assets	(51,005)	925
Accounts payable	50,431	88,259
Due to royalty and working interest holders	(85,469)	162,088
Other payables, interest and taxes accrued	(34,544)	29,473
Net cash provided used by operating activities	(165,472)	(20,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of leases and equipment	138,763	-
Unproved oil and gas additions	-	(1,160)
Net cash used by investing activities	138,763	(1,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net decrease in cash	(26,709)	(22,065)
CASH AT BEGINNING OF PERIOD	74,496	52,912
CASH AT END OF PERIOD	$ 47,787	$ 30,847
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for conversion of debentures	$ 90,313	$ 115,000

The accompanying notes are an integral part of these financial statements

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2013.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred annual operating losses since inception. As of June 30, 2013, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $23,967,164 and net loss of $1,204,122 for the nine months ended June 30, 2013, and as of that date the Company's current liabilities exceeded its current assets by $2,826,604.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Use of Estimates

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

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

The dilutive effect of convertible and outstanding securities at June 30, 2013 and 2012, would be as follows:

	June 30, 2013	June 30, 2012
Stock options	2,040,000	2,040,000
Convertible debt	37,528,700	23,279,993
Warrants	5,833,113	4,999,113
Total Possible Dilution	45,401,813	30,319,106

At June 30, 2013 and 2012, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

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

The Company calculates depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil properties on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A the Company will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.  When applicable, the Company will apply the provisions of ASC Topic 410, "Accounting for Asset Retirement Obligations", ("ASC 410") which provides guidance on accounting for dismantlement and abandonment cost.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

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

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and September 30, 2012, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	June 30, 2013	September 30, 2012	Input Hierarchy level
Assets:
Cash and cash equivalents	$ 47,787	$ 74,496	Level 1
Reclamation bonds	150,210	100,121	Level 1
Liabilities:
Conversion option derivatives	$ 556,889	$ 109,414	Level 2
Warrant derivative liability	103,880	58,257	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at June 30, 2013 and September 30, 2012, consists of the following capitalized costs respectively:

	June 30, 2013	September 30, 2012
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$ 2,605,871	$ 2,605,871
Field equipment - Girard	579,027	587,091
Capitalized drilling costs	662,899	662,899
Subtotal	3,847,797	3,855,861
Less impairments	(2,432,087)	(2,435,637)
Less accumulated DD&A	(1,160,466)	(1,127,463)
Unproved and developed properties, net	$ 255,244	$ 292,761

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

Less impairments	(839,363)	(839,363)
Less accumulated amortization	(581,836)	(581,836)
Girard Project, net	-	-

North Dakota Project, net	40,325	87,610

Unproved and developed properties, net	$ 40,325	$ 87,610

TOTAL UNPROVED PROPERTIES	$ 295,569	$ 380,371

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

During the nine months ended June 30, 2013, the Company sold certain field equipment with a net book value of $756 for $38,000 and, after associated cost of sales and commissions, recognized a gain of $36,744 on the transaction.

During the nine months ended June 30, 2013, the Company sold certain leases of unproved oil and gas properties with a cost of $47,285 for $114,798 and, after associated cost of sales and commissions, recognized a gain of $53,977 on the transaction.

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

	June 30, 2013	September 30, 2012
Crosby, North Dakota Properties
Proved reserves	$ 2,357,753	$ 2,357,753
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	416,429	416,429
Subtotal	3,974,429	3,974,429
Less impairments	(1,092,302)	(1,092,302)
Less accumulated DD&A	(2,538,088)	(2,372,422)
Total Proved Oil and Gas Properties	$ 344,039	$ 509,705

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

NOTE 6 – OTHER LONG-TERM ASSETS

Other assets consist of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	June 30, 2013	September 30, 2012
Rental security deposit	$ 1,500	$ 1,500
Reclamation bonds	150,210	100,121
TOTAL	$ 151,710	$ 101,621

NOTE 7 - CONVERTIBLE DEBENTURES

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

The Expiration Date of all of the remaining 2,000,000 outstanding share purchase warrants issued pursuant to the December 2009 and April 2010 Transactions shall be extended to July 21, 2014; and

The Expiration Date of all of the remaining 2,833,113 outstanding Warrants issued pursuant to the October 2010 Transaction, shall be extended to January 26, 2015.

On or about May 3, 2013, three (3) investors converted $90,313 in convertible debentures at $0.01 per share.  Pursuant to these conversions, the Company issued 9,031,400 shares of its common stock.  The Company also issued 7,085,263 shares of stock at $0.01 per share in payment of interest owed pursuant to the debentures.

An expense is recognized when convertible debt is converted to equity securities of the debtor to the extent that the fair value of the securities and other consideration transferred exceeds the fair value of securities issuable pursuant to the original conversion terms.  Management made an assessment of the modified terms of the conversion and determined that the fair value of the 9,031,400 shares on the date of the issuance was $514,784 and exceeded the value of the shares issuable pursuant to the amended agreement of $451,566 by $63,218.  This amount was charged to debt conversion expense and is included in Gain (Loss) on extinguishment on the Consolidated Statements of Operations.

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

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion prices of $0.05 and $0.01 per share (See Note 7) at June 30, 2013.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the nine months ended June 30, 2013 and year ended September 30, 2012, the fair value of conversion options was estimated at the periods end and amendment date using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	June 30, 2013	September 30, 2012
Risk-free interest rate	0.05% to 0.11%	0.09% to 0.17%
Expected term	.25 to .50 years	.25 years to 1 year
Expected volatility	277.8% to 375.2%	140.3% to 248.3%
Fair value of conversion option derivative units	$.0127 to $0.047	$0.005

Below is detail of the change in conversion option liability balance for the three months ended June 30, 2013 and June 30, 2012, respectively.

Three months ended
	June 30, 2013	June 30, 2012

Beginning balance	$ 570,358	$ 459,684
Change in value of conversion liability resulting

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

from Partial Reset (Note 7)		1,542,882	(38,750)
Option units converted		(424,471)	-
Net change in fair value of conversion option liability		(1,131,880)	(115,152)	Ending balance
$ 556,889	$ 305,782

Below is detail of the change in conversion option liability balance for the nine months ended June 30, 2013 and June 30, 2012, respectively.

	Nine months ended
	June 30, 2013	June 30, 2012

Beginning balance	$ 109,414	$ 286,498
Change in value of conversion liability resulting from Partial Reset (Note 7)	1,542,882	763,718
Option units converted	(424,471)	(71,383)
Net change in fair value of conversion option liability	(670,936)	(673,051)
Ending balance	$ 556,889	$ 305,782

Conversion option units outstanding	37,528,700	23,279,993
Weighted average fair value per unit	$ 0.0148	$ 0.0131
	$ 556,889	$ 305,782

Warrant derivative

At  June 30, 2013 and the year ended September 30, 2012, the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

	June 30, 2013	September 30, 2012
Risk-free interest rate	0.07% to 0.15%	0.11% to 0.33%
Expected term	6 months to 1 year	6 months to 2 years
Expected volatility	191.2% to 330.72%	148.0% to 244.3%
Per unit value of warrant derivative liability	$0.0202 to $0.0391	$0.012

As discussed in Note 10, during the first quarter, 1,000,000 warrants were issued to an investment banking advisor for services rendered.  The warrants contained anti-dilution provisions which call for the warrant exercise price to be reduced based on future issues of debt or equity with more favorable provisions.  Therefore, based on current guidance, the warrants were treated as derivatives.   The warrants were valued at $59,200 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.81%, volatility of 158.4%, exercise price of $0.06, current market price of $0.06 per share and an expected life of 5 years.  The warrants expire February 15, 2017.

Below is detail of the change in warrant derivative liability balance for three months ended June 30, 2013 and June 30, 2012, respectively.

Three months ended
	June 30, 2013	June 30, 2012

Beginning balance	$ 178,709	$ 172,187
Initial fair value of warrant derivative	-	-
Revaluation of warrant derivatives resulting from Partial Reset (Note 7)	38,856	-

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

Net change in fair value of warrant derivative liability	(113,685)	(35,576)
Ending balance	$ 103,880	$ 136,611

Below is detail of the change in warrant derivative liability balance for the nine months ended June 30, 2013 and June 30, 2012, respectively.

	Nine months ended
	June 30, 2013	June 30, 2012

Beginning balance	$ 58,257	$ 299,947
Initial fair value of warrant derivative	59,200
Revaluation of warrant derivatives resulting from Partial Reset (Note 7)	38,856	159,271
Net change in fair value of warrant derivative liability	(52,433)	(322,607)
Ending balance	$ 103,880	$ 136,611

Warrant shares outstanding	5,833,113	4,999,113
Weighted average fair value per warrant	$ 0.0178	$ 0.0273
	$ 103,880	$ 136,611

NOTE 9 - COMMON STOCK

Nine months ended June 30, 2013

On May 3, 2013, the Company issued 7,085,263 shares of common stock in lieu of paying interest with cash, to holders of convertible debentures described in Note 7.  The interest totaled $70,853 and was issued at $0.01 per share.

On May 3, 2013, the Company issued 9,031,400 shares of common stock to holders of 10% convertible debentures within the terms thereof referenced in Note 7 who elected to convert the principal amount of $90,313.  The shares were all valued at $0.01 per share per the terms of the modification referenced in Note 7.

Fiscal Year End September 30, 2012

Per the terms of the convertible debentures (Note 7), holders of the debentures have the option to receive shares of common stock issued in lieu of cash for accrued interest at 10% per annum through the date of conversion.  The table below details common shares issued for conversion of debentures and accrued interest during the year ended September 30, 2012:

Date	Debt Converted	Conversion price per share	Shares Issued	Accrued Interest	Fair Market Value per share	Shares Issued
October 4, 2011	$ -	$ -	-	$ 5,835	$ 0.07	82,660
October 20, 2011	60,000	$ 0.12	500,000	607	$ 0.07	9,141
November 29, 2011	55,000	$ 0.12	458,333	932	$ 0.08	12,183
February 16, 2012	-		-	25,643	$ 0.07	469,446
April 16, 2012	-		-	20,292	$ 0.05	400,545
July 11, 2012	-		-	20,292	$ 0.04	507,292
	$ 115,000		958,333	$ 73,601		1,481,267

NOTE 10 - BROKER AND SHARE PURCHASE WARRANTS

A summary of the Company's share purchase and broker warrants outstanding at June 30, 2013 is presented as follows:

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

	Broker Warrants	Exercise Price		Share Purchase Warrants	Exercise Price

Balance outstanding, September 30, 2011	221,335	$ 0.12	[1]	4,777,778	$ 0.12	[1]
Forfeited	-	-		-
Exercised	-	-		-
Granted	-	-		-
Balance outstanding, September 30, 2012	221,335	$ 0.05	[1]	4,777,778	$ 0.05	[1]
Granted	-	-		-
Exercised	(166,000)	$ 0.05		-
Granted	1,000,000	$ 0.06		-
Balance outstanding, June 30, 2013	1,055,335	$ 0.05	[2]	4,777,778	$ 0.05	[1]

[1]	Provisions allow for a reduction in exercise price based on equity issuances subsequent to warrant issuance. See Note 8 and 9
[2]	Weighted average price

The exercise price and expiration dates of the broker and share purchase warrants as revised by the Partial Reset (Note 7) is presented as follows:

Holder	Warrants outstanding	Exercise Price	Expiration date

Share purchase warrants	2,000,000	$0.05	July 21, 2014
Share purchase warrants	2,777,778	$0.05	January 26, 2015
Total share purchase warrants	4,777,778

Broker warrants	55,335	$0.05	January 26, 2015
Broker warrants	1,000,000	$0.06	February 15, 2017
Total broker warrants	1,055,335

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's President, CEO and member of the board of directors, for $2,500 per month for office space in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.  For the three months and nine months ended June 30, 2013 and 2012, $7,500 and $7,500, and $22,500 and $22,500, respectively, were due under the terms of the lease.

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

The Company is obligated to pay royalties to holders of oil and natural gas interests in both North Dakota and Kansas operations.  The

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2013

Company also is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses.  The amounts are based on monthly oil and natural gas sales and are charged monthly net of oil and gas revenue and recognized as "Due to royalty and working interest holders" on the Company's balance sheet.

NOTE 13– SUBSEQUENT EVENTS

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company (Civil Action No. 4:12-cv-00714) in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”) alleging breach of provisions of two contracts entered into between the Company and Gross. The Gross lawsuit requested monetary relief in excess of $132,000 plus attorneys, fees, interest and costs.  Prior to the filing of the Gross Lawsuit the Company had offered to settle the dispute for $42,000.

On July 16, 2013, the Company and Gross entered into a Mediated Settlement Agreement (the “Agreement”).  Under the terms of the Agreement, the Company has agreed to pay a total of $60,000 (the “Settlement Amount”) in four monthly installments of $15,000 each.  The first payment of the Settlement Amount is due July 19, 2013 with each additional payment due on the 19 th day of each successive month with the final payment being due October 19, 2013.  Upon the full payment of the Settlement Amount, the Gross Lawsuit will be dismissed with prejudice.

As a result of the Settlement Agreement, at June 30, 2013 the Company recognized an additional charge of $21, 971 above the amount that had previously been accrued.  This loss on litigation settlement was charged to other expense on the Consolidated Statement of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2013 and 2012

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

Oil and Gas Properties

During the three months ended June 30, 2013, the Crosby area experienced adverse weather conditions which limited access to the Company’s wells.  Mechanical difficulties and limited availability of oil field service companies also contributed to no production in the month of March and limited production in February.

Revenues – For the three months ending June 30, 2013 and 2012, revenues reported as JayHawk's net working interest were $109,328 and $112,359 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2013 and 2012, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2013	2012	2013	2012	2013	2012
Oil Sales (in barrels)	2,668	3,302	$ 75.24	$ 67.35	$ 200,718	$ 222,382
Gas Sales (in thousand cubic feet)	-	-	-	-	-	-
Total Gross Receipts					200,718	222,382
Less:working & royalty interests					(89,286)	(99,083)
Less:severance taxes					(2,104)	(10,940)
Net Revenues to JayHawk					$ 109,328	$ 112,359

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending June 30, 2013, JayHawk sold a gross 2,668 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $69.93 to a high of $79.50 during the three month period ending June 30, 2013.  This production was sold at average prices of $75.24/Bbl.  During the comparable period ending June 30, 2012 the quarterly sales volumes were 3,302 Bbls.  Field prices (after delivery charges) fluctuated from a low of $63.78 to a high of $69.79/Bbl.  Average prices received per barrel of crude oil were $67.35 for the three months ending June 30, 2012.

Volumes of oil delivered during the three month period ending June 30, 2013 decreased by 634 barrels (-19%) over the same timeframe in 2012.  The Company operated three of five wells in the three months ended June 30, 2013 for an aggregate of 173 production days compared to 282 days producing for the three months ended June 30, 2012.

The Company encountered mechanical issues on its Burner well which caused no production from that site for the three months ended June 30, 2013. The Kearney well was adversely affected by both mechanical and weather-related accessibility issues and produced no oil for the quarter.  The Erickson well also encountered mechanical issues during the quarter and only produced 14 of 91 days available (15%).  The Burner and Erickson wells have subsequently returned to production as of the date of this report.  Barring unforeseen circumstances, managements expects production to increase during the fiscal quarter ending September 30, 2013 and, coupled with strong oil prices, anticipates a revenue increase in the fourth quarter.  Management does not expect the Kearney well to produce in the near future due to ongoing access issues due to high water.

Gas Revenues – Prices received for gas production have improved. As such, the Company is preparing to resume production at its Kansas location in  anticipation of natural gas prices continuing to strengthen.

The comparative volume of oil and gas delivered and the average prices received during each of the two respective nine month periods ended  June 30, 2013 and 2012, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2013	2012	2013	2012	2013	2012
Oil Sales (in barrels)	6,809	11,269	$ 72.36	$ 76.50	$ 492,709	$ 862,088
Gas Sales (in thousand cubic feet)	-	1,810	-	$ 3.16	-	5,718
Total Gross Receipts					492,709	867,806
Less:working & royalty interests					(218,613)	(400,909)
Less:severance taxes					(10,942)	(27,086)
Net Revenues to JayHawk					$ 263,154	$ 439,811

Production and Operating Expenses (Income) – Total operating expenses for the three months ended June 30, 2013 and 2012 were $184,558 and $300,951 respectively.  The expenses are segregated as follows:

	Three months ended June 30, 2013				Three months ended June 30, 2012
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$ 19,065	$ 3,691	$ -	$ 22,756	$ 43,770
Depreciation, depletion and amortization	53,712	23,170	864	77,746	112,299
(Gain) loss on sales of equipment	-	-	-		-
General and administrative	(1,308)	-	80,677	79,369	140,622
Accretion of asset retirement obligation	1,973	2,714	-	4,687	4,260
Total	$ 73,442	$ 29,575	$ 81,541	$ 184,558	$ 300,951

Total production expenses for the North Dakota oil operations were $19,065 (17.4% of oil revenue) for the three months ended June 30, 2013 compared to $39,085 (34.8% of oil revenue) for the three months ended June 30, 2012.   These expenses are 17.4% lower as a percentage of revenue than incurred in the comparative periods ending June 30, 2012.

 Total operating expenses for the nine months ended June 30, 2013 and 2012 were $497,781 and $1,726,289 respectively.  The expenses are segregated as follows:

	Nine months ended June 30, 2013				Nine months ended June 30, 2012
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$ 98,568	$ 8,709	$ -	$ 107,277	$ 227,412
Depreciation, depletion and amortization	165,666	36,760	3,101	205,527	441,151
(Gain) loss on sales of equipment	(53,977)	(36,744)	-	(90,721)	-
General and administrative	-	-	261,638	261,638	494,945
Accretion of asset retirement obligation	5,918	8,142	-	14,060	12,781
Total	$ 216,175	$ 16,867	$ 264,739	$ 497,781	$ 1,176,289

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending June 30, 2013 and 2012 is provided in the following table:

	Three months ended June 30,
	2013	2012

Compensation and payroll taxes	$ 28,861	$ 57,329
Stock option expense	3,146	3,146

Legal, professional and consulting fees	4,125	45,320
Audit and public company expense	12,930	6,803
Insurance	17,577	13,843
Office and other corporate general and administrative	12,729	14,181
Total	$ 79,368	$ 140,622

Total general and administrative expense has decreased $61,254 (43.6%) during the three month period ending June 30, 2013 compared to the prior year.  Compensation and payroll expense has decreased $28,468, attributable to consolidation of duties and restructuring of Company management.  The Company’s Chief Financial Officer is currently maintaining the President and Chief Executive Officer roles on an interim basis.  Legal, professional and consulting fees decreased $41,195 (90.9%) for the three months ended June 30, 2013 compared to the prior year.

All other general and administrative expense of $12,729 for the three months ended June 30, 2013, was a reduction of $1,452 from the same period ending June 30, 2012.  Insurance expense increased $3,734 over the prior year due to rise in annual premium costs.

Management believes general and administrative expenses have stabilized and expects to maintain the current overhead structure for the foreseeable future.

The Company continues to aggressively explore opportunities to increase shareholder value by seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations.

A comparative analysis of the general and administrative expense for the nine month period ending June 30, 2013 and 2012 is provided in the following table:

	Nine months ended June 30,
	2013	2012

Compensation and payroll taxes	$ 84,604	$ 164,318
Stock option expense	9,437	9,438
Legal, professional and consulting fees	18,488	96,207
Audit and public company expense	69,113	131,689
Insurance	45,121	40,761
Office and other corporate general and administrative	34,875	52,532
Total	$ 261,638	$ 494,945

Other income (expense) – for the three month period ending June 30, 2013 and 2012, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended June 30,
	2013	2012

Net interest and financing costs	$ (29,614)	$ (32,401)
Gain (loss) on extinguishment of debt	(1,518,520)	-
Gain (loss) on change in fair value of conversion option derivative	1,131,880	314,153
Gain (loss) on change in fair value of warrant derivative	113,685	(123,695)
Amortization of discount on debentures	-	-
Loss on settlement of litigation	(21,971)	-
All other miscellaneous income (expense)	-	-
Total	$ (324,540)	$ 158,057

On or about May 3, 2013, the Company modified the terms of its debentures (Notes 7 and 8) and warrants (Note 8), changing the conversion and exercise price from $0.05 to $0.01 per share for up to 25% of the outstanding debenture balance. The gain on conversion option derivative of $1,131,880 and gain on change in fair value of warrant derivative of $113,685 was offset by a loss on extinguishment of debt of $1,518,520, for a net loss of $272,955.

A comparative analysis of other income (expense) for the nine month period ending June 30, 2013 and 2012 is provided in the following table:

	Nine months ended June 30,
	2013	2012

Net interest and financing costs	$ (153,450)	$ (99,104)
Gain (loss) on extinguishment of debt	(1,518,520)	(1,023,417)
Gain (loss) on change in fair value of conversion option derivative	670,936	872,052
Gain (loss) on change in fair value of warrant derivative	52,433	163,336
Amortization of discount on debentures	-	(144,814)
Loss on settlement of litigation	(21,971)
All other miscellaneous (income) & expense	1,077	-
Total	$ (969,495)	$ (231,947)

Cash Flows, Liquidity and Capital Resources

As of June 30, 2013 current assets totaled $117,587 consisting of cash, $47,787, accounts receivable of $58,695 and prepaid insurance expense of $11,105.  At the same time the Company's current liabilities were $2,944,191, of which $1,073,687 are debentures. With maturity of less than one year.  Consequently, management has reclassified the debt to current liabilities.  This working capital shortage of $2,804,633 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $165,472 for the nine months ending June 30, 2013, compared to $20,905 used by operating activities for the six month period ending June 30, 2012.

Net cash provided by investing activities totaled $138,763 during the nine months ending June 30, 2013 as compared to ($1,160) in the same period ending June 30, 2012.   The Company divested of lease holdings which it was unable to develop to production due to its present lack of available capital.  The Company utilized proceeds for ongoing operations and reducing balances due to royalty and working interest holders.

Net cash used by financing activities totaled $0 during the nine months ending June 30, 2013 and June 30, 2012.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $26,709 which is an decrease in the Company's cash balance of $74,496 existing at September 30, 2012, to the cash balance at June 30, 2013 of $47,787.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures - We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of June 30, 2013, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

On July 16, 2013, the Company and Gross entered into a Mediated Settlement Agreement (the “Agreement”).  Under the terms of the Agreement, the Company has agreed to pay a total of $60,000 (the “Settlement Amount”) in four monthly installments of $15,000 each.  The first payment of the Settlement Amount is due July 19, 2013 with each additional payment due on the 19 th day of each successive month with the final payment being due October 19, 2013.  Upon the full payment of the Settlement Amount, the Gross Lawsuit will be dismissed with prejudice.

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

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1          Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

32.1          Section 1350 Certification of CEO

101.INS*  XBL Instance

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxnomy Extension Calculation

101.DEF* XBRL Taxonomy Extension Definition

101.LAB* XBRL Taxonomy Extension Label

101.PRE* XBRL Taxonomy Extension Presentation

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Colorado corporation

Date: August 15, 2013	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, President and Chief Executive Officer