Form 10-K
period 2013-09-30
Jayhawk Energy, Inc.
filed 2014-01-28
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended September 30, 2013

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 000-52711SEC

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

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on March 31, 2013 was $1,868,345.

As of December 31, 2013 there were 80,375,841 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2013

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

JayHawk began leasing their current office space, in Coeur d'Alene, Idaho, of approximately 1500 sq. ft. in September 2011 from Marlin Property Management, LLC, a related party (see Note 13 of the Notes to the Consolidated Financial Statements). The monthly rental payment is $2,500. Prior to September 2011, the Company leased office space, located in Post Falls, Id, also from Marlin Property Management, Inc.. The current office space and facilities are sufficient to meet the Company's present needs and it does not anticipate the need to secure any additional space.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year" or "current fiscal year” refers to the 12 month period ending September 30, 2013.

In addition, the public may read and copy any materials JayHawk files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers, like JayHawk, that file electronically with the SEC.

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

The Company initiated this new focus in July of 2007 with the acquisition of certain oil, gas and mineral leases.  The Company continued its development strategy in the 2nd quarter of the year ending September 30, 2008, acquiring a 65% gross working interest in 5 producing oil wells located in the Williston Basin of North Dakota, along with the right to develop the oil, gas and mineral resources on 1,200 acres of leases in this same area.

In March and April of 2008 the Company augmented its initial investment in southeast Kansas with the acquisition of additional assets, referred to as the Girard properties, including leased acreage, , 34 gas wells, and a 16 mile natural gas pipeline.  During July and August of 2008 the Company completed drilling, casing and tying-in of an additional 20 gas wells.

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

As of September 30, 2013, JayHawk Energy remains an early stage oil and gas. The Company's immediate business plan is to focus its efforts on further developing as yet undeveloped acreage in Southeast Kansas and to expand its oil production on its Crosby (f/k/a Candak), North Dakota properties.  The Company's main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  Future development activities will be determined by the Company's ability to access sources of sufficient funding.

Oil and Gas Properties

Please refer to Item 2 of this Form 10K for discussion on the Company’s oil and natural gas properties and reserves.

Employees

During the year ending September 30, 2013, JayHawk Energy, Inc., utilized three individuals to manage and operate its business.  Administrative and executive functions are carried out by one individual located in Coeur d' Alene, Idaho.   Oil production operations are overseen by the Company’s President and a field superintendent located in the Williston Basin area of North Dakota.  The field superintendent in North Dakota is compensated as an independent contractor.  Going forward, and for the foreseeable future, the Company plans to outsource its geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

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

Governmental Regulations

The Company's oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. To date, the Company has incurred no cost related to complying with these laws.for remediation of existing environmental contamination.  As detailed in Note 16 of the accompanying financial statements for the year ended September 30, 2013, the Company has accrued $330,00 for plugging and reclamation of its oil and gas exploration property in North Dakota. The requirements imposed by such laws and regulations are periodically changed and subject to interpretation, and we are unable to predict the ultimate cost of additional compliance with these requirements or their effect on operations.

ITEM 1A.  RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

JayHawk is subject to various risks and uncertainties in the course of its business.  The following summarizes some, but not all, of the risks and uncertainties that may adversely affect its business, financial condition or results of operations.

Going Concern – As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2013, JayHawk Energy has limited financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon its ability to obtain additional financing, to locate profitable oil and gas properties and generate revenue from the current and planned business operations, and control costs.  The Company plans to fund future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that JayHawk Energy will be able to achieve these objectives.

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

Risk Related to Debentures:  The Company currently is indebted to four institutional investors in the form of convertible debentures the repayment of which are secured by liens against the Company’s North Dakota properties.  The Company is currently in default of provisions in the debenture agreements as discussed in Note 7 of the consolidated financial statements.  Should the debenture holders choose to exercise their rights to foreclose on the North Dakota properties, the Company's cash flow from operations could be reduced significantly to only those revenues derived from the Kansas natural gas operations.

Risk related to disclosure controls:  As a result of ineffective disclosure controls and procedures and ineffective internal control over financial reporting causing unreliable financial reporting, the Company has, in the past, disseminated incorrect financial information to the public.  The Company's management evaluated its disclosure controls and procedures as of September 30, 2013 and concluded that as of that date, the Company's disclosure controls and procedures were not effective. In addition, management evaluated the Company's internal control over financial reporting as of September 30, 2013 and concluded that that there were material weaknesses in the Company's internal control over financial reporting as of that date and that its internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Communication failures between individuals executing transactions and individuals accounting for transactions has, in the past, led to the identification of certain required disclosures to the financial statements that had not been timely disclosed. Additionally, due to insufficient staffing, it has not been possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.  The Company has not yet remediated this material weakness and management believes that the Company's disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, the Company's ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and the Company's financial reporting may continue to be unreliable, which could result in additional incorrect financial information being disseminated to the public. Investors relying upon this incorrect information may make a misinformed investment decision.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

S.E. Kansas - Girard Properties -The Girard Project is in Crawford County Kansas which the Company acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008, the Company completed drilling and casing an additional 21 gas wells.  JayHawk Energy's acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As of September 30, 2013, the Company has 21 producing gas wells tied into the pipeline.  Since June of 2008 through September of 2013, the Company's gas production and sales has contributed $306,153 in net revenues.  At this time, The Company produces only natural gas at its Girard, Kansas well sites.  This is more fully discussed in Note 5 to the Consolidated Financial Statements of this Form 10-K.

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

North Dakota - Crosby (formerly Candak) Project – On January 16, 2008, the Company acquired a 65% working interest in five producing oil wells, historically referred to as the Candak properties but currently referred to as the Crosby properties more properly reflecting the pool designation of the properties, located in the Williston Basin area of North Dakota.  In addition to the five producing wells, the Company acquired certain oil, gas, and mineral rights in a 15,500-acre land position, of which the land position leases have subsequently lapsed  The Crosby properties provide production of approximately 50 barrels ("Bbls") of light to medium crude oil daily from the five existing wells.  Since their acquisition and through September 30, 2013 these five wells have produced and sold in excess of 92,000 Bbls. and generated net revenues to JayHawk of $3,571,941.

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  The Company is currently plugging one of the shut in wells (Knudsen) and will continue reclamation efforts of the adjacent pits during the first six months of calendar year 2014.  The remaining Jenks well may be converted to water disposal in order to reduce operating expense.

JayHawk, in its acquisition of leases during 2010, acquired Bakken rights along with the Mississippian rights in section 28-164N-97W at the Crosby property.  The Company divested its Bakken leases during the fiscal year ended September 30, 2013.

The Company is also looking at strategies to redeploy redundant production equipment on the property in order to streamline the production system and to increase overall efficiency.

Disclosure of Reserves – The Company holds proved oil reserves in North Dakota.  For the North Dakota properties, the independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. (“McDaniel”) of Calgary, Alberta Canada, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2013 and 2012.

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

McDaniels & Associates used all assumptions, data, methods and procedures they considered necessary and appropriate under the circumstances to prepare their estimates.  The reserves set forth in their reports for the properties are estimated by performance methods or analogy.  In general, reserves attributable to producing wells and reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data.  Reserves attributable to non-producing and undeveloped reserves included in the reports are estimated by analogy.  The estimates of the reserves, future production, and income attributable to properties are based on the reserve definitions set out in Rule 4-10(a) in SEC Regulation S-X.

The McDaniel & Associate reports summarize conclusions made by them with respect to the reserve estimates.  To estimate economically recoverable crude oil, many factors and assumptions were considered, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates.  Under applicable SEC regulations, proved reserves must be demonstrated to be economically producible based on the existing economic conditions including the prices and costs at which economic production from a reservoir is determined as of the effective date of the report.  With respect to the property interests the Company owns, production and well tests from examines wells, normal direct costs of operating the wells or leases, other costs such as transportation and processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

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

A summary of the Company’s net proved oil reserves for the North Dakota, Crosby properties for the years end September 30, 2013, 2012 and 2011 are presented below:

	2013	2012	2011
	Oil (Bbls)	Oil (Bbls)	Oil (Bbls)
PROVED
Developed - North Dakota	39,300	44,100	45,500
Undeveloped - North Dakota	21,600	21,600	21,400
Ending balance	60,900	65,700	66,900

The Company has no reserve estimates for synthetic oil, synthetic gas or sales of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

The Kansas properties identified above as the Girard project has not been evaluated and no independent estimates of proved reserves have yet been made. Consequently, management has determined the producing natural gas properties in Girard, Kansas be classified as unproven for purposes of financial statement disclosure.  Additional information about the Company’s proved oil reserves are presented under Note 18 - Supplemental Oil and Gas Information in the accompanying Consolidated Financial Statements.

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

A summary of the Company’s net probable oil reserves for the North Dakota, Crosby properties for the years ended September 30, 2013, 2012 and 2011 are presented below:

	2013	2012	2011
	Oil (Bbls)	Oil (Bbls)	Oil (Bbls)
PROBABLE	18,900	21,100	19,000

Controls over Reserve Estimates

Compliance as it relates to reporting the Company’s reserves is the responsibility of Lindsay Gorrill, Chairman of the Board of Directors, who has over 20 years’ experience in resource-based companies.  Mr. Gorrill has a strong background in asset evaluation and management.

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

Proved undeveloped reserves

At September 30, 2013, management estimated the Company had proved undeveloped reserves (PUDs) of 21,600 Bbls for its North Dakota properties which accounted for 35.5% of its total estimated North Dakota proved oil reserves.  The table following table discloses the Company's PUDs during 2013, 2012 and 2011:

	2013	2012	2011
PUDS beginning of year	21,600	21,400	21,400
Revisions of previous estimates	-	200	-
Conversions to proved developed reserves	-	-	-
Additional PUDs added	-	-	-
PUDs end of year	21,600	21,600	21,400

Production volumes

The following table set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Company for the period indicated.  The Company's oil wells are located in North Dakota.  The Company's natural gas wells are located in Kansas:

	Years ended September 30,
	2013	2012	2011
Oil (North Dakota)
Production volumes:
Oil production (Bbls)	10,081	13,398	9,912
Average daily production (BOED)	27.6	36.7	27.2

Natural Gas (Kansas)
Production volumes:
Natural gas (mcfs)	-	1,810	15,973
Average daily production (mcfs)	-	4.96	43.76

The oil and gas sales revenue shown in the table below is the Company’s net share of annual revenue in each project for the past three fiscal years:

	Years ended September 30,
	2013	2012	2011
Oil revenue (North Dakota)	$ 411,756	$ 659,617	$ 333,275
Gas revenue (Kansas)	-	3,612	29,847
	$ 411,756	$ 663,229	363,122

The table below shows the average sales price per unit and average cost of goods sold per unit the Company received for oil and natural gas for the past three fiscal years:

	Years ended September 30,
	2013		2012	2011
Average sales price:
Oil - per barrel (North Dakota)	$ 78.37		$ 74.37	$ 74.18
Gas - per mcf (Kansas)	NA		3.01	3.85

Average cost of good sold:
Oil - per barrel (North Dakota)	$ (13.66)	[1]	$ 15.61	$ 15.63
Gas - per mcf (Kansas)	NA		17.10	3.66

(1)  Cost of goods sold excludes $330,000 one-time reclamation costs of non-producing wells.

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on the Company's oil and gas properties:

No wells were drill and completed in the years ended September 30, 2013 and 2012.  The Company experienced no dry wells in the years ended September 30, 2013 and 2012.

The following table summarizes the Company's total oil wells by type as of September 30, 2013.  A net well represents the Company's percentage ownership of a gross well.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.   All oil wells are located in North Dakota; all natural gas wells are located in Kansas.

	Producing Wells		Non-producing wells
	Gross	Net	Gross	Net
Oil wells	5	3.25	2	1.92
Natural gas wells	21	13.65	4	2.60
Totals	26	16.90	6	4.52

Title to Properties

Management believes the Company has satisfactory title to all of its U.S. properties in accordance with standards generally accepted in the oil and gas industry.  The properties are subject to customary royalty interests, liens for current taxes and other burdens, which management believes does not materially intefere with the use of or affect the value of such properties.  Prior to acquiring undeveloped properties, the Company performs a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry.  Before the Company commences drilling operations, it conducts a thorough title examination and performs curative work with respect to significant defects before proceeding with operations.  The Company has performed a thorough title examination with respect to substantially all of its active properties.

Delivery commitments

The Company currently has no delivery commitments for product obtained from its wells.

Dry holes

The Company did not experienced any dry holes in fiscal years ending September 30, 2013, 2012 or 2011.

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

On July 16, 2013, the Company and Gross entered into a Mediated Settlement Agreement (the “Agreement”).  Under the terms of the Agreement, the Company agreed to pay Gross a total of $60,000 (the “Settlement Amount”) in four monthly installments of $15,000 each.  The first payment of the Settlement Amount was paid on July 19, 2013 with each additional payment made on the 19th day of each successive month and the final payment being made on October 19, 2013.  Following the final payment being made on October 19, 2013 the Gross Lawsuit was dismissed with prejudice.

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks 1 and Knudsen 1 wells in Crosby, ND.  The administrative complaint alleges the Company violated certain portions of the North Dakota Century Code and request administrative relief against Jayhawk for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC.  As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013.  It is the Company’s intention to complete plugging activity on Knudsen 1 by December 31, 2013, and finish reclamation work on the two adjacent waste water storage pits by June 30, 2014.  Further, it is the Company’s intention to convert the Jenks 1 well to a salt water disposal well, pending approval by NDIC inspectors.  The range of associated penalties as proposed by the NDIC is $100,000 to $525,000 for failure to comply.

No director, officer or affiliate of Jayhawk Energy, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report Form 10-K

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The bid and ask prices for the Company's common stock are reported on the OTC Bulletin Board under the symbol "JYHW.OB". For the periods indicated, the following table sets forth the high and low bid prices per share of JayHawk’s common stock since inception of trading. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2013		2012
	High	Low	High	Low

1st Quarter End December 31	$0.03	$0.01	$0.09	$0.03

2nd Quarter End March 31	0.05	0.01	0.09	0.04

3rd Quarter End June 30	0.05	0.00	0.06	0.03

4th Quarter End September 30	0.02	0.01	0.05	0.02

 Holders

As of September 30, 2013, there were 90 stockholders of record who owned 76,875,841 shares of common stock.  The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of the Company's common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

In September 2009, the Company completed a full analysis of the Crosby North Dakota property in which JayHawk is the operator.  At that time, there were five producing Ratcliffe formation oil wells with gross production of approximately 60 barrels of oil produced per day.  Considering that large mineral interests held in the area by JayHawk and its joint venture partners, the area was considered a prime opportunity for exploitation of the reserves attributable to the reservoir as determined by management’s analysis of the Crosby pool and other analogue oil pools within the same depositional fairway of the Crosby pool.  Many of these analogue pools had been successfully developed by other operators and had returned significant additional production and reserves associated with that drilling exploitation.  Corroboration for the development of the pool was also given by the independent engineering assessment performed by McDaniel Associates of Calgary, Alberta, Canada who had been commissioned by JayHawk to perform an independent third party report for the Company’s year-end in both 2013 and 2012.

In March 2010, JayHawk commenced the drilling of the first of two vertical wells on the Crosby property located on the western side of the acreage position.  These wells were inferred to be in the thick part of the reservoir and were offsetting some of the better producing wells in the pool.  Both wells were ultimately drilled and tested oil in the Ratcliffe target formation and despite early encouraging results, both wells produced oil at marginal rates over a longer production period and were eventually shut in during September of 2010.  Both wells are currently being remediated and plugged.

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

Results of Operations

For the years ending September 30, 2013 and 2012 the Company reports gross revenues of $411,756 and $663,229, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As commented on in Note 2 to the Consolidated Financial Statements for the period ended September 30, 2013, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2013 and 2012, JayHawk sold a gross 9,848 Bbls and 16,665 Bbls respectively.  Jayhawk’s Gross working interest in the revenues generated from the five North Dakota oil wells were $411,756 and $659,617 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

	2013	2012	2011
Gross Sales Value	772,178	1,239,356	706,012
Less: Distributable to outside interest, production and severance taxes	(360,422)	(579,739)	(372,737)
Jayhawk's Gross Revenue	$ 411,756	$ 659,617	$ 333,275

The decrease in gross revenues evidenced here is attributable to the Company's ongoing constraints of working capital.  Regular and necessary maintenance is often delayed due to lack of sufficient cash resources.  Consequently, wells remain non-producing while cash reserves are built up from the remaining producing wells to address ongoing maintenance issues.  Management believes a work-over program including electrification and conversion of the abandoned Jenks well to a salt water disposal will dramatically increase cash flows from oil production in the forthcoming year.  Management is aggressively seeking joint venture partners and other sources of capital to initiate said program.

For the year ending September 30, 2013 the average price net of taxes and transportation costs the Company received for a barrel of oil was $78.37.  During the comparable period ending September 30, 2012 the average price received per barrel was $74.37.

Gas Revenues:  Revenues derived from gas sales for the years ending September 30, 2013 and 2012 were $Nil and $3,612, respectively. The Company suspended production in 2013 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future. The Company did not produce natural gas during the fiscal year ended September 30, 2013, due to flat natural gas prices and significant costs associated with upgrading the meters at its Bourbon County tap head.  The Company anticipates returning to producing within the first three months of calendar year 2014.  The average price received for the 12 month period ending September 31, 2013 was $0.00 per mcf.  The average price received for the 12 month period ending September 30, 2012 was $3.01 per mcf.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2013 or 2012.

Production Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations increased from $293,107 for the year ending September 30, 2012 to $525,513 for the year ending September 30, 2013.   The primary factor in increased production costs are accrued expenses of $330,000 related to plugging and reclamation work on the Jenks and Knudsen wells.

Management does not anticipate significant increases in production expenses in the forthcoming year other than those related to increased production and oil sales.  If the Company is successful in its effort to convert the Jenks wells to a salt water disposal well, the Company expects production expense to decrease by approximately $4.00 per barrel of water produced.  For purposes of comparison, the Company disposed 15,721 barrels of water during the fiscal year ended September 30, 2013.  Further, electrification of the oil field will eliminate propane and fuel costs, thus strengthening margins on North Dakota oil production.

The Kansas gas operations saw production expenses decrease from $30,949 to $14,551 between the same periods.  This is a result of maintenance and repair expense on the Crawford-Bourbon County pipeline owned by subsidiary Jayhawk Gas Transport Company.

Depreciation, depletion, amortization, abandonment and asset impairment expense: The aggregate of these expenses for the years ending September 30, 2013 and 2012 are detailed below.

	2013	2012
Depreciation, depletion and amortization
Field equipment and drilling costs - North Dakota	$ 96,826	$ 165,139
Field equipment and drilling costs - Kansas	44,031	215,817
Computer, office equipment and leasehold improvements	3,781	4,471
Amortization of leases - Kansas	-	52,489
Amortization of asset retirement obligation	11,504	36,749
Depletion - North Dakota	142,014	256,203
Total depreciation, depletion and amortization	298,156	730,868

Impairment and loss on abandonment of properties
Impairment of unproved properties - Kansas	-	3,275,000
Total impairment and loss on abandonment of properties	-	3,275,000
Total depreciation, depletion, amortization, abandonment and asset impairment expense	$ 298,156	$ 4,005,868

As discussed in Note 4 of "Notes to the Consolidated Financial Statements," management made a review of its Kansas Girard project.  Management's outlook for the U.S. natural gas prices indicated it is unlikely that sufficient U.S. demand for natural gas would materialize in the foreseeable future.  Using a historical income approach based upon internal estimates of natural gas prices and future deliveries, management determined that the unproved and developed properties in Girard, Kansas should be impaired to the extent of the salvage value of field equipment and pipeline.  The Company also impaired its unproved and undeveloped properties in Girard, Kansas.  Thus, the Company recognized impairment loss of $3,275,000 on the Girard project for the year ended September 30, 2012.

General and Administrative Expenses:  General and administrative expenses have been decreased 42.5% or $289,902 to $391,217 for the year ending September 2013 from $680,419 for the comparable period ended September 30, 2012.

In an effort to reduce general and administrative expenses an administrative assistant position was eliminated from the payroll and prior to his resignation the former President and CEO reduced his salary to zero..  The Chief Financial Officer (also interim President and CEO) has reduced his compensation as well.

Directors’ fees were accrued but not paid in the years ended September 30, 2013 and 2012, respectively.

	Year ended September 30,		$$ Change	Pct change
	2013	2012

Compensation and payroll taxes	$ 93,726	$ 180,363	$ (86,637)	-48.0%
Directors fees	53,000	52,750	250	0.5%
Stock option expense	12,584	12,584	-	0.0%
Legal, professional and consulting	60,892	180,125	(119,233)	-66.2%
Audit and public company expense	61,567	138,717	(77,150)	-55.6%
Insurance	61,069	54,722	6,347	11.6%
Office and other general and administrative	48,379	61,158	(12,779)	-20.9%
Total	$ 391,217	$ 680,419	$ (289,202)	-42.5%

Included in General and Administrative Expense is the recognition of a non-cash Stock Option expense in the amount of $12,584 for the year ended September 30, 2013 awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan compared to $12,584 recognized in the year ended September 30, 2012.

Audit fees and public company expense decreased for the year ended September 30, 2013 by $77,150.  Management expects audit fees and public company expense to continue to remain constant in the forthcoming fiscal year.  Legal, professional and consulting fees decreased $119,233 for the year ended September 30, 2013, as management continued to reduce administrative expenses.

Management expects General and Administrative Expense to remain relatively constant in the forthcoming fiscal year.  In the event of a merger or acquisition, management expects compensation expense to increase proportionally with available capital resources.

Other Income (Expense):  Detail of the aggregate of this classification is disclosed in the following table:

	Year ended September 30,
	2013	2012	$$ Change	Pct change
Gain (loss) on change in fair value of conversion option derivative	$ 1,024,664	$ 908,169	$ 116,495	12.8%
Gain (loss) on change in fair value of warrant derivative	114,760	400,961	(286,201)	(71.4%)
Gain (loss) on extinguishment of debt	(1,492,912)	(1,075,114)	(417,798)	38.9%
Gain on change of reclamation liability estimate	36,242	-	36,242	0.0%
Net interest and financing costs	(180,280)	(128,594)	(51,686)	40.2%
Amortization of discount on debentures	-	(94,075)	94,075	(100.0%)
Loss on settlement of litigation	(21,971)	-	(21,971)	0.0%
All other miscellaneous income (expense)	1,253	4,657	(3,404)	(73.1%)
Total other income (expense)	$ (518,244)	$ 16,004	$(534,248)	(3338.2%)

Interest expense increased $51,686 during the year ended September 30, 2013 compared to the year ended September 30, 2012.  As described in Note 12 of the financial statements, the Company incurred $59,200 in financing costs resulting from the issuance of broker warrants.  Management does not expect this to be a recurring expense. The Company incurred interest expense of $121,080 exclusive of the broker warrants for the year ended September 30, 2013, which was slightly less than the prior year ended September 30, 2012 of $128,594.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of no excess cash availability for investment.

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

Change in fair value of the conversion option derivatives increased as the fair value price of the instruments was below their conversion and exercise price.  To that extent, the Company recognized additional gain on fair value of conversion option derivative of $1,024,664 for the year ended September 30, 2013, an increase of $116,494 over the prior comparable year ended September 30, 2012.

As the modification of terms related to the debentures resulted in extinguishment of debt under ASC 470-50-40-2, the Company charged $1,492,912 to operations.

Liquidity and Capital Resources:  At September 30, 2013 and 2012, the Company's cash balances were $96,833 and $74,496, respectively.  The Company's accounts receivable totaled $68,497 and $132,454, respectively.  Subsequent to year-end, in October 2013, the Company received $68,497 from the current purchasers of its crude oil and gas production, representing proceeds of September sales, included in accounts receivable at September 30, 2013.

The Company's working capital deficit (current liabilities less current assets) was $2,603,133 at September 30, 2013 of which $1,073,687 is in the form of convertible debentures which are currently due.  At September 30, 2012, the Company's working capital deficit was $2,204,208, of which $1,164,000 of convertible debentures were due in the current year and in default.,.,.  The Company is seeking sources of capital to refinance the debenture.

The increase in liabilities at September 30, 2013 is attributable to unanticipated costs associated with returning the Company's North Dakota oil wells to productivity and accrued contingencies related to plugging and reclamation work on the Jenks 1 and Knudsen 1 wells.  As a result, the Company has accrued $330,000 in anticipation of reclamation and remediation claims on its Jenks and Knudsen wells.  Management does not anticipate the recurrence of such expenses in the forthcoming year.

To fully carry out the Company's business plans the Company needs to raise a substantial amount of additional capital, or obtain industry joint venture financing, which we are currently seeking. The Company is also contemplating a merger or consolidation with other business entities.  The Company can give no assurance that it will be able to raise such capital or enter into any other beneficial business arrangements. The Company has limited financial resources until such time that it is able to generate such additional financing or cash flow from operations. The Company's ability to establish profitability and positive cash flow is dependent upon its ability to exploit its mineral holdings, generate revenue from its planned business operations and control exploration cost.  Should the Company be unable to raise adequate capital or to meet the other above objectives, it is likely that the Company would have to substantially curtail its business activity, and that the Company's investors would incur substantial losses of their investment.

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

The Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, and ultimately, to attain profitability. The Company intends to acquire additional operating capital through debt or equity offerings, or through joint ventures or other business arrangements, to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Cash Flows:  Net cash provided by operations decreased primarily due to less cash being received for the Company’s crude oil sales associated with improved ability to deliver oil to market.  In the year ending at September 30, 2013, cash used by operating activities exceeded cash provided by operating activities by $116,426.  In the year ending at September 30, 2012,  cash provided by operating activities exceeded cash used by operating activities by $32,219, primarily as a result of ongoing expense reduction and improved oil sales volume.

During the year ending September 30, 2013, investment activities provided cash of  $138,763 as compared to $10,635 of cash used during the comparable period ending September 30, 2012.  The Company sold certain equipment in Kansas and undeveloped leases in North Dakota as a source of working capital during the year ended September 30, 2013.

 The Cash flows provided from financing activities were $Nil and $Nil for the years ended September 30, 2013 and 2012, respectively.

Commitments: As noted in Item 3 of this report, on or about August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks 1 and Knudsen 1 wells in Crosby, ND.  The administrative complaint alleges the Company violated certain portions of the North Dakota Century Code and request administrative relief against Jayhawk for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC.  As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013.  Prior to the date of this report, the Company completed it’s plugging of the Knudsen 1 well as of the date of this report.  The Company intends to  finish reclamation work on the two adjacent waste water storage pits by June 30, 2014.  Further, it is the Company’s intention to convert the Jenks 1 well to a salt water disposal well, pending approval by NDIC inspectors.  The range of associated penalties as proposed by the NDIC is $100,000 to $525,000 for failure to comply.

The Company was obligated under its original office lease agreement, which expired July 1, 2011, to make payments of $1,500 per month.  Management was successful in extending this agreement through December 1, 2011 whereby the Company entered into a new lease agreement in Coeur d'Alene, Idaho for $2,500 per month.  The term of the lease is four years and contains no escalation clauses.

At September 30, 2013 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Registrant has no investments in any market risk sensitive instruments either held for trading purposes or entered into for other than trading purposes.

ITEM 8.  FINANCIAL STATEMENTS.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Consolidated Financial Statements

September 30, 2013 and 2012

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

Notes to consolidated financial statements

28-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. (“the Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JayHawk Energy, Inc. as of September 30, 2013 and 2012, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, PS

Spokane, Washington

January 13, 2014

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS
Cash	$ 96,833	$ 74,496
Trade accounts receivable, less allowance for doubtful accounts	68,497	132,454
Other current assets	10,299	10,189
TOTAL CURRENT ASSETS	175,629	217,139
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	235,341	380,371
Proved properties, net (NOTE 5)	288,384	509,705
Office equipment, furniture and leasehold improvements, net	-	3,781
NET PROPERTY AND EQUIPMENT	523,725	893,857
OTHER LONG-TERM ASSETS (NOTE 6)	151,736	101,621
TOTAL ASSETS	$ 851,090	$ 1,212,617
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 571,107	$ 587,228
Due to other working and royalty interests	540,676	437,202
Other payables, interest and taxes accrued	263,292	232,917
Accrual for North Dakota reclamation complaint (NOTE 16)	330,000	-
Convertible debenture (NOTE 7)	1,073,687	1,164,000
TOTAL CURRENT LIABILITIES	2,778,762	2,421,347
LONG TERM LIABILITIES
Conversion option derivative (NOTE 8)	177,553	109,414
Warrant derivative liability (NOTE 8)	41,553	58,257
Asset Retirement Obligation (NOTE 9)	146,033	187,463
TOTAL LONG TERM LIABILITIES	365,139	355,134
TOTAL LIABILITIES	3,143,901	2,776,481
COMMITMENTS AND CONTINGENCIES (NOTE 16)	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 76,875,841 and 60,759,178 shares issued and outstanding, respectively	76,875	60,759
Additional paid-in capital	21,657,306	21,138,419
Accumulated deficit	(24,026,992)	(22,763,042)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,292,811)	(1,563,864)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 851,090	$ 1,212,617

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2013	2012
REVENUE
Oil sales	$ 411,756	$ 659,617
Gas sales	-	3,612
TOTAL GROSS REVENUE	411,756	663,229

OPERATING EXPENSE
Production costs-oil	195,513	293,107
Production costs-natural gas	14,551	30,949
Depreciation, depletion, amortization and asset impairment expense	298,156	730,868
(Gain) on sales of leases and equipment	(90,721)	-
Impairment of proved and unproved properties	-	3,275,000
Accretion of asset retirement obligation	18,746	17,042
Gain on change of asset retirement obligation estimate	(36,242)	-
North Dakota reclamation complaint	330,000	-
General and administrative	391,217	680,419
TOTAL OPERATING EXPENSES	1,121,220	5,027,385

OPERATING LOSS	(709,464)	(4,364,156)

OTHER INCOME (EXPENSE)
Interest and financing costs	(180,280)	(128,594)
Loss on extinguishment of debt	(1,492,912)	(1,075,114)
Gain on change in fair value of conversion option derivative	1,024,664	908,169
Gain (Loss) on change in fair value of warrant derivative	114,760	400,961
Amortization of discount on debentures	-	(94,075)
Other income (expense)	(20,718)	4,657
TOTAL OTHER INCOME (EXPENSE)	(554,486)	16,004

LOSS BEFORE INCOME TAX	(1,263,950)	(4,348,152)

Provision for income taxes	-	-
NET LOSS	$ (1,263,950)	$ (4,348,152)

Basic and diluted loss per share	$ (0.02)	$ (0.07)

Basic and diluted weighted average number shares outstanding	67,465,443	59,890,346

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated deficit	Total
Balance at September 30, 2011	58,236,245	$ 58,236	$20,967,464	$ (18,414,890)	$ 2,610,810
Issuance of common shares for conversion of debentures	958,333	958	75,270	-	76,228
Issuance of common shares in lieu of cash for interest	1,481,267	1,482	78,184	-	79,666
Issuance of common shares for charitable contribution	83,333	83	4,917	-	5,000
Stock options	-	-	12,584	-	12,584
Loss for the year ended September 30, 2012	-	-	-	(4,348,152)	(4,348,152)
Balance at September 30, 2012	60,759,178	$ 60,759	$21,138,419	$ (22,763,042)	$ (1,563,864)
Issuance of common shares for conversion of debentures	9,031,400	9,031	442,535	-	451,566
Issuance of common shares in lieu of cash for interest	7,085,263	7,085	63,768	-	70,853
Stock options	-	-	12,584	-	12,584
Loss for the year ended September 30, 2013	-	-	-	(1,263,950)	(1,263,950)
Balance at September 30, 2013	76,875,841	$ 76,875	$ 1,657,306	$ (24,026,992)	$ (2,292,811)

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,263,950)	$ (4,348,152)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation, depletion and amortization	298,156	730,868
Accretion of asset retirement obligation	18,746	17,042
Amortization of discount on debentures	-	94,075
Warrant derivative issued for services	59,200	-
Loss on extinguishment and conversion of debt	1,492,912	1,075,114
Gain on change in fair value of conversion option derivative	(1,024,664)	(908,169)
Gain on change in fair value of warrant derivative	(114,760)	(400,961)
Gain on change of asset retirement obligation estimate	(36,242)	-
Common stock used in consideration of charitable contribution	-	5,000
Common stock issued in lieu of interest	70,853	79,666
Gain on sale of leases and equipment	(90,721)	-
Impairment of proved and unproved properties	-	3,275,000
Stock based compensation	12,584	12,584
Changes in assets and liabilities:
Trade accounts receivable	63,957	(53,599)
Other current assets and other long term assets	(50,225)	(148)
Accounts payable	(16,121)	97,205
Accrual for North Dakota reclamation complaint	330,000	-
Due to royalty and working interest holders	103,474	255,835
Other payables, interest and taxes accrued	30,375	100,859
Net cash provided (used) by operating activities	(116,426)	32,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of leases and equipment	138,763	-
Unproved oil and gas additions	-	(10,635)
Net cash provided (used) by investing activities	138,763	(10,635)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net increase in cash	22,337	21,584
CASH AT BEGINNING OF YEAR	74,496	52,912
CASH AT END OF YEAR	$ 96,833	$ 74,496

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements.  These consolidated financial statements as of and for the years ended September 30, 2013 and 2012 are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied in the preparation of the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2013, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $24,026,992 and a net loss of $1,263,950 for the year ended September 30, 2013, and as of that date the Company's current liabilities exceeded its current assets by $2,603,133.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The dilutive effect of convertible and outstanding securities as of September 30, 2013 and 2012, would be as follows:

	September 30, 2013	September 30, 2012
Stock options	2,040,000	2,040,000
Convertible debt	37,528,675	23,279,993
Warrants	5,833,113	4,999,113
Total Possible Dilution	45,401,788	30,319,106

At September 30, 2013 and 2012, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Concentrations

All of the Company’s direct operating revenues originate from oil production from its property in Crosby, North Dakota.  Each revenue stream is sold to a single customer through month to month contracts.  While this creates a customer concentration, there are alternate buyers of the production in the event the sole customer is unable or unwilling to purchase.

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

September 30, 2013

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

Unproved properties - Unproved properties are assessed periodically to determine whether they have been impaired.  An undeveloped property may be considered impaired as the expiration of a lease term approaches and the Company has not begun drilling on the property or nearby properties and the possibility of partial or total impairment of the property increases.   If the property is found to be impaired, an impairment allowance is provided and a loss is charged to operations.  However, if the property is surrendered or the lease expires without identifying proved reserves, the cost of the property is charged against the impairment allowance already to the extent impairment has been recognized.  Any remaining cost is charged to operations.

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

September 30, 2013

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

Derivative Instruments

The Company has financing arrangements that contain freestanding derivative instruments or hybrid instruments that contained embedded derivative features.  In accordance with U.S. GAAP, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using a Black Scholes model, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

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

September 30, 2013

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents and reclamation bonds approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $375,287 using the current market price per share of stock at September 30, 2013.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and September 30, 2012, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	September 30, 2013	September 30, 2012	Input Hierarchy level
Assets:
Cash	$ 96,833	$ 74,496	Level 1
Reclamation bonds	150,236	100,121	Level 1
Liabilities:
Conversion option derivative	$ 177,553	$ 109,414	Level 2
Warrant derivative liability	41,553	58,257	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at September 30, 2013 and 2012, consists of the following capitalized costs respectively:

	September 30, 2013	September 30, 2012
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$ 2,605,871	$ 2,605,871
Field equipment - Girard	579,027	587,091
Capitalized drilling costs	614,756	662,899
Subtotal	3,799,654	3,855,861
Less impairments	(2,432,087)	(2,435,637)
Less accumulated DD&A	(1,172,551)	(1,127,463)
Unproved and developed properties, net	195,016	292,761

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199
Less impairments	(839,363)	(839,363)
Less accumulated amortization	(581,836)	(581,836)
Girard Project, net	-	-
North Dakota Project, net	40,325	87,610
Unproved and undeveloped properties, net	40,325	87,610

TOTAL UNPROVED PROPERTIES	$ 235,341	$ 380,371

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

	September 30, 2013	September 30, 2012
Crosby, North Dakota Properties
Proved reserves	$ 2,381,962	$ 2,357,753
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	416,429	416,429
Subtotal	3,998,638	3,974,429
Less impairments	(1,092,302)	(1,092,302)
Less accumulated DD&A	(2,617,952)	(2,372,422)
Total Proved Oil and Gas Properties	$ 288,384	$ 509,705

For the years ended September 30, 2013 and 2012, respectively, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer.

NOTE 6 – OTHER LONG-TERM ASSETS

Other assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	September 30, 2013	September 30, 2012
Rental security deposit	$ 1,500	$ 1,500
Reclamation bonds	150,236	100,121
TOTAL	$ 151,736	$ 101,621

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

The debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share.  In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months, expiring April 2014, and giving the purchasers the right to purchase the Company’s common shares at an initial exercise price of $0.18 per share. Subsequent to the initial issue date, the initial conversion price of $0.18 per share was amended to $0.12 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures during the year ended September 30, 2011.

The modified conversion price of $0.12 per share was amended on or about January 9, 2012, to $0.05 per share based on provisions in the agreements related to equity issuances of additional convertible shares.

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

September 30, 2013

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

In all three cases, the entire proceeds of the debt issued was allocated to warrants and conversion option, resulting in a discount, and was amortized over the respective term of the debt.

Loss on modification of debt

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

The change in terms of the debentures and share purchase warrants created a substantial modification of terms of the notes resulting in a loss on extinguishment of $1,556,130 which was charged to Loss on extinguishment on the Consolidated Statements of Operations.

On or about May 3, 2013, three (3) investors converted $90,313 in convertible debentures at $0.01 per share.  Pursuant to these conversions, the Company issued 9,031,400 shares of its common stock.  The Company also issued 7,085,263 shares of stock at $0.01 per share in payment of interest owed pursuant to the debentures.

An expense is recognized when convertible debt is converted to equity securities of the debtor to the extent that the fair value of the securities and other consideration issued exceeds the fair value of convertible debt issuable pursuant to the original conversion terms.  Management made an assessment of the modified terms of the conversion and determined that the fair value of the 9,031,400 shares on the date of the issuance was $514,784 and exceeded the value of the shares issuable pursuant to the amended agreement of $451,566 by $63,218.  This gain was offset in Loss on extinguishment of debt on the Consolidated Statements of Operations.

NOTE 8 - DERIVATIVE LIABILITIES

As discussed in Note 7, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010 and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain anti-dilution provisions which call for the debt conversion and warrant exercise prices

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance.

Conversion option derivative

For the years ended September 30, 2013 and 2012, the fair value of conversion options was estimated at the period’s end and amendment date using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	September 30, 2013	September 30, 2012
Risk-free interest rate	0.04% to 0.11%	0.09% to 0.17%
Expected term	.25 to .50 years	.25 years to 1 year
Expected volatility	194.5% to 375.2%	140.3% to 248.3%
Fair value of conversion option derivative units	$.0051 to $0.047	$0.005

Below is detail of the change in conversion option liability balance for the years ended September 30, 2013 and 2012, respectively.

	Year ended September 30,
	2013	2012

Beginning balance	$ 109,414	$ 286,498
Change in value of conversion liability resulting from Partial Reset (Note 7)	1,517,274	-
Fair value of option units converted	(424,471)	731,085
Net change in fair value of conversion option liability	(1,024,664)	(908,169)
Ending balance	$ 177,553	$ 109,414

Warrant derivative

For the years ended September 30, 2013 and 2012, respectively, the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

	September 30, 2013	September 30, 2012
Risk-free interest rate	0.07% to 0.15%	0.11% to 0.33%
Expected term	6 months to 1 year	6 months to 2 years
Expected volatility	127.41% to 330.72%	148.0% to 244.3%
Fair value of conversion option derivative units	$0.0016 to $0.0391	$0.012

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Below is detail of the change in warrant derivative liability balance for years ended September 30, 2013 and 2012, respectively.

	Year ended September 30,
	2013	2013

Beginning balance	$ 58,257	$ 299,947
Warrant derivative issued for services	59,200
Revaluation of warrant derivatives resulting from Partial Reset (Note 7)	38,856	159,271
Net change in fair value of warrant derivative liability	(114,760)	(400,961)
	$ 41,553	$ 58,257

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 7 to 15 years in the future, at an assumed inflation rate of 1.5 percent.  The anticipated future cost of remediation efforts in North Dakota and Kansas is $486,403.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to accretion expense and for the years ended September 30, 2013 and 2012, was computed to be $18,746 and $17,042, respectively.

The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2013 and September 30, 2012, respectively:

	September 30, 2013	September 30, 2012
Beginning balance	$ 187,463	$ 170,421
Liabilities incurred	230,000	-
Liabilities settled	(230,000)	-
Reduction in present value of liability due to change in estimated costs, net	(60,176)	-
Accretion expense	18,746	17,042
Ending balance	$ 146,033	$ 187,463

NOTE 10 - COMMON STOCK

Fiscal Year End September 30, 2013

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

September 30, 2013

Fiscal Year End September 30, 2012

Per the terms of the convertible debentures (Note 8), holders of the debentures have the option to receive shares of common stock issued in lieu of cash for accrued interest at 10% per annum through the date of conversion.  The table below details common shares issued for conversion of debentures and accrued interest during the year ended September 30, 2012:

Date	Debt Converted	Conversion price per share	Shares Issued	Accrued Interest	Fair Market Value per share	Shares Issued

October 4, 2011	$-	-	-	$5,835	$0.07	82,660
October 20, 2011	60,000	$0.12	500,000	607	$0.07	9,141
November 29, 2011	55,000	$0.12	458,333	932	$0.08	12,183
February 16, 2012	-	-	-	25,643	$0.07	469,446
April 16, 2012	-	-	-	20,292	$0.05	400,545
July 11, 2012	-	-	-	20,292	$0.04	507,292
TOTAL	$115,000		958,333	$73,601		1,481,267

On December 8, 2011, the Company issued 83,333 shares of common stock as a charitable contribution. These shares were valued at $0.06 per share, representing the fair value of $5,000 at date of issuance.

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

At September 30, 2013 and 2012, the Company had 2,040,000 options granted and outstanding.  The outstanding options have a weighted average remaining term of 2 years.

The following table reflects the summary of changes during the years ended September 30, 2013 and 2012:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2011	2,040,000	$ 0.20	$ 279,000
Forfeited or rescinded	-	-	-
Exercised	-	-	-
Granted	-	-	-
Balance outstanding, September 30, 2012	2,040,000	0.20	-
Issued	-	-	-
Exercised	-	-	-
Forfeited or rescinded	-	-	-
Balance outstanding, September 30, 2013	2,040,000	$ 0.20	$ -

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

A summary of the status of the Company’s nonvested stock options outstanding at September 30, 2013 is presented as follows:

	Number of options	Weighted Average Fair Value Per Share
Nonvested, September 30, 2011	160,000	$ 0.16
Granted	-	-
Vested	(80,000)	0.16
Forfeited	-	-
Nonvested, September 30, 2012	80,000	0.16
Granted	-	-
Vested	(80,000)	-
Forfeited	-	-
Nonvested, September 30, 2012	-	-

As of September 30, 2013, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.

NOTE 12 - BROKER AND SHARE PURCHASE WARRANTS

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 7, 166,000 broker warrants were issued for services provided in execution of the debentures. As discussed in Note 9, broker warrants are treated as derivatives.   The warrants were valued at $104,580 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.70%, volatility of 165.4%, exercise price of $0.45, current market price of $0.63 per share and an expected life of 3.5 years.  The broker warrants expired June 14, 2013.

In conjunction with the issuance of the $1,500,000 convertible debentures described in Note 7, 2,000,000 share purchase warrants were issued.  As discussed in Note 9, the share purchase warrants are treated as derivatives.   The warrants were valued at $1,320,000 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 1.68%, volatility of 166.2%, exercise price of $0.45, current market price of $0.74 per share and an expected life of 3.5 years.  The share purchase warrants, as amended, expire July 21, 2014.

In conjunction with the issuance of the $500,000 convertible debenture issuance of October 26, 2010 described in Note 9, 2,77,777 share purchase warrants and 55,335 broker warrants were issued.  The warrants were valued at $435,296 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.59%, volatility of 159.6%, exercise price of $0.18, current market price of $0.18 per share and an expected life of 3.5 years.  The broker warrants expire April 26, 2014.  The share purchase warrants, as modified April 23, 2013, expire January 26, 2015.

In conjunction with consulting services provided, 1,000,000 broker warrants were issued on or about February 15, 2012.  The broker warrants were valued at $59,100 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.81%, volatility of 159.6%, exercise price of $0.05, current market price of $0.06 per share and an expected life of 5.0 years.  The broker warrants expire April 26, 2014.  The share purchase warrants, as modified, expire February 15, 2017.

The fair value of the broker warrants were expensed as financing costs.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

A summary of activity of the Company's share purchase and broker warrants outstanding at September 30, 2013 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2011	221,335	$ 0.12	4,777,778	$ 0.12
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2012	221,335	0.05	4,777,778	0.05
Forfeited	(166,000)	0.05	-	-
Exercised	-	-	-	-
Granted	1,000,000	0.06	-	-
Balance outstanding, September 30, 2013	1,055,335	$ 0.06	4,777,778	$ 0.05

The exercise price and expiration dates of the broker and share purchase warrants as revised by the Partial Reset (Note 7) is presented as follows:

Holder	Warrants outstanding	Exercise Price	Expiration date

Share purchase warrants	2,000,000	$0.05	July 21, 2014
Share purchase warrants	2,777,778	$0.05	January 26, 2015
Total share purchase warrants	4,777,778

Broker warrants	55,335	$0.05	April 26, 2014
Broker warrants	1,000,000	$0.06	February 15, 2017
Total broker warrants	1,055,335

NOTE 13 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's Chairman of the board of directors, for $2,500 per month for office space in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company.  For the years ended September 30, 2013 and 2012, $30,000 and $30,000, respectively, were due under the terms of the lease.

NOTE 14 - SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year ended September 30,
	2013	2012
Supplemental disclosures:
Interest paid in cash	$ 18,617	$ 51,535

Non-cash financing and investing activities:
Common stock issued for conversion of debentures	$ 90,313	$ 115,000
Equipment exchanged for unproved property interest	-	16,595

NOTE 15- INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal years ended September 30, 2013 and 2012.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The deferred tax assets were calculated based on an expected future combined tax rate of 40% consisting of maximum statutory federal tax rate of 35% and state taxes calculated at the rate of 5%, which is net of the expected federal income tax benefit.

The components of the Company’s net deferred tax assets are as follows:

	2013	2012
Deferred tax assets arising from:
Non-deductible share based compensation	$ 176,522	$ 171,489
Property, plant and equipment	2,253,118	2,260,616
Other assets	111,700	-
Net operating loss carryforward	4,000,017	3,498,262
	6,541,357	5,930,367
Less valuation allowance	(6,541,357)	(5,930,367)
Net deferred tax assets	$ -	$ -

As management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2013 and 2012.

The Company has approximately $10 million of federal and state net operating loss carryforwards that expire through 2025 and 2033 that may be used to offset future taxable income.

Based on the net loss for the year ended September 30, 2013 and 2012, of $1,263,950 and $4,348,152, respectively, the income tax benefit shown in the financial statements for the years ended September 30, 2013 and 2012 differs from the statutory rate as follows:

	2013	Rate	2012	Rate

Provision (benefit) at federal statutory rate	$(442,382)	35.0%	$(1,522,000)	35%
Permanent differences-financing instruments	(92,234)	7.1%	(45,000)	1%
Effect of state taxes	(76,374)	6.0%	(224,000)	5%
Increase in valuation allowances	610,990	-48.1%	1,791,000	-41%
Total	$ -	0.0%	$ -	0%

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on the results of operations or financial position as of September 30, 2013 or 2012.  Therefore, the Company does not have an accrual for uncertain tax positions as of September 30, 2013 or 2012.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  Fiscal years 2009 through 2013 remain subject to examination by state and federal tax authorities.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On December 1, 2011, the Company leased office space for a period of four years for fixed monthly rental of $2,500.  Accordingly, the Company's commitment to make these lease payments for each successive year is $30,000.

The Company is obligated to pay royalties to holders of oil and natural gas interests in both North Dakota and Kansas operations.  The Company also is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses.  The amounts are based on monthly oil and natural gas sales and are charged monthly net of production costs to oil and gas revenue and recognized as "Due to royalty and working interest holders" on the Company's balance sheet.

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks 1 and Knudsen 1 wells in Crosby, ND.  The administrative complaint

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

alleges the Company violated certain portions of the North Dakota Century Code and request administrative relief against Jayhawk Energy, Inc. for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC.  As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013.  It is the Company’s intention to complete plugging activity on Knudsen 1 by December 31, 2013, and finish reclamation work on the two adjacent waste water storage pits by June 30, 2014.  Further, it is the Company’s intention to convert the Jenks 1 well to a salt water disposal well, pending approval by NDIC inspectors.  The range of associated penalties as proposed by the NDIC is $100,000 to $525,000 for failure to comply.  The Company has accrued $330,000 as an estimate of total liability related to the Jenks and Knudsen reclamation.

NOTE 17 – SUBSEQUENT EVENTS

On October 10, 2013, the Board of Directors rescinded options to purchase the Corporation’s common stock previously granted at an exercise price of $0.20 per share.  Whereas, the Board determined that in order to reward, compensate and incentivize members of the Board and certain employees, it granted 4,000,000 options to purchase shares of common stock of the Company.  The options have a strike price of $0.01 per share which approximates the fair value of the Company’s common equity on the date of the grant.  The Company will recognize stock option expense related to these grants in subsequent periods.

NOTE 18 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

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

Proved oil reserve quantities at September 30, 2013 and 2012, and the related future net cash flows are based on the estimates prepared by independent petroleum engineers.  The following reserve quantity and future net cash flow information for 2013 and 2012 was prepared by McDaniel & Associates Consultants, Ltd and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2013 and 2012.

All of the Company's oil reserves are within the continental United States in the states of North Dakota.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company's net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2013 and 2012:

September 30, 2011	81,400
Revisions of previous estimates	(7,000)
Purchare of minerals in place	-
Production	(8,700)
September 30, 2012	65,700
Revisions of previous estimates	1,800
Purchare of minerals in place	-
Production	(6,600)
September 30, 2013	60,900

Oil reserves

Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved undeveloped and proved developed producing and non-producing reserves for the years ending September 30, 2013 and 2012:

	2013	2012
	Oil (Bbls)	Oil (Bbls)
Proved developed producing	39,300	44,100
Proved developed non-producing	-	-
Proved undeveloped reserves	21,600	21,600
Total proved reserves	60,900	65,700

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to the Company's oil and natural gas producing activities are summarized as follow in $ thousands:

	2013	2012
Unproved properties	$ 1,462	$ 1,509
Proved properties	2,382	2,358
Wells and equipment	5,416	5,473
Total capitalized costs	9,260	9,339
Less: Allowance for depreciation, depletion, amortization and lease impairment	(8,736)	(8,449)
TOTAL	$ 524	$ 890

The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred in Oil and Gas Producing Activities (in $ thousands)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $ thousands:

Year ended September 30,
	2013	2012
Property acquisitions:
Unproved properties	$ -	$ 10
Proved properties (includes wells, equipment and related facilities acquired with proved reserves)	-	-
Exploration	-	-
Production and development capital expenditures	-	-
TOTAL	$ -	$ 10

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

The Standardized Measure of discounted future net cash flows relating to the Company's ownership interests in proved developed oil reserves for the years ended December 31, 2013 and 2012 are as follows:

	Year ended September 30,
	2013	2012
Future cash flows	$ 3,049,000	$ 3,288,000
Future oil and natural gas operation expense	(1,709,000)	(1,343,000)
Future abandonment costs	(98,000)	(147,000)
Future severance tax	(175,000)	(164,000)
Future income tax expense	-	-
Future net cash flows	1,067,000	1,634,000
Less: 10% annual discount for estimating time of cash flow	(188,600)	(151,000)
Standardized measure of discounted future cash flow	$ 878,400	$ 1,483,000

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

The following is a summary of the changes in Standardized Measure of discounted future net cash flows for the Company’s proved oil reserves during each of the years in the two year period ended September 30, 2013:

	Year ended September 30,
	2013	2012
Standardized measure of discounted future cash flow at beginning of year	$ 1,483,000	$ 1,455,000
Net changes in price and production costs	(392,607)	366,510
Sales of oil produced, net of production costs	(216,243)	(386,902)
Revisions of previous quantity estimates	(14,496)	31,350
Development costs incurred	-	-
Change in income taxes	-	-
Accretion of discount	18,746	17,042
Standardized measure of discounted future net cash flows at year end	$ 878,400	$ 1,483,000

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.   The Company produces no natural gas in North Dakota and no oil in Kansas at this time.  Because of limited funding, exploration activities were not conducted in the years ended September 30, 2013 and 2012.

	2013	2012
Operating revenue	$ 411,756	$ 663,229
Costs and expenses:
Exploration expenses	-	-
Production expenses	195,513	324,056
Depreciation, depletion and amortization	245,530	726,397
North Dakota reclamation complaint	330,000	-
Loss (gain) on sales of leases and equipment	(53,976)	-
Impairment of proved and unproved properties	-	3,275,000
General and administrative expenses	-	20,570
Total costs and expenses	717,067	4,346,023
Net results of operations for oil and natural gas producing activities	$ (305,311)	$ (3,682,794)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below:

Due to insufficient staffing, it was not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Kelly J. Stopher	51	President, Chief Executive Officer, and Chief Financial Officer
Lindsay E. Gorrill	51	Chairman of the Board
Matthew J. Wayrynen	51	Director, Chairman of the Compensation Committee
Jeffrey W. Bright	48	Director, Chairman of Nominating Committee
Tyrone Docherty	52	Director, Chairman of Audit Committee

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

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company's Board of Directors since July 2007.  Mr. Gorrill was appointed Chairman of JayHawk Energy, Inc. on April 9, 2013.   Mr. Gorrill has also, in the past, served as the Company's Chief Financial Officer, Chief Executive Officer and also President.  He has also served as President and Treasurer of Star Gold Corp., a company quoted on the OTC Bulletin Board, from February 2008 until April 2012. Mr. Gorrill had, in the past, served as Star Gold’s Treasurer.  Mr. Gorrill currently serves as the Chairman of the Board of Directors for Star Gold Corp.   Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board previously.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004.  Additionally, since April 2009, Mr. Gorrill has served as President, Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a company listed on the TSX Venture Exchange.  He has also been a member of the board of directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company since September 2009.

Kelly J. Stopher – President, CEO and CFO

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on September 28, 2010.  Mr. Stopher was appointed interim President and Chief Executive Officer on April 9, 2013.  Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 2010 through September, 2010, Mr. Stopher worked for Allied Security.  Mr. Stopher worked as business relationship manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as CFO for Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business Solutions in Boise, ID specializing in enterprise accounting software systems.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as Chief Financial Officer for Star Gold Corp., a company quoted on the OTC Bulletin Board, and was appointed to that position in October 2010.  Mr. Stopher holds a bachelor’s degree from Washington State University in Business Administration - Accounting.

Matthew J. Wayrynen - Director

Mr. Wayrynen was appointed to the Board of Directors on April 30, 2008. Mr. Wayrynen has also, in the past, served as the Company's Chairman of the Board of Directors.   Mr. Wayrynen is a citizen of Canada. He also serves as a director of Deer Horn Metals, Inc. (since 2009), as a Director of Discovery Ventures Inc. (since August 2012) as a director of Avino Silver & Gold Mines, Ltd. (since 2004), as a director and President of American Uranium Corporation (since 2010) and as a director, President and CEO of Berkley Resources, Inc. (since 2003). Mr. Wayrynen is an original co-founder and former President and Chief Executive Officer of TrichoScience Innovations Inc., which was acquired by Replicel Life Sciences Inc. Mr. Wayrynen also serves as Director, President and CEO of WestKam Gold Corp. Prior to these positions Mr. Wayrynen was a broker with Golden Capital Securities, located in Vancouver, British Columbia. Mr. Wayrynen is not an officer or director of any other U.S. reporting company.

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

Corporate Governance

Audit Committee

On June 30, 2008 JayHawk established an audit committee of its Board of Directors and adopted a "Code of Ethics" to promote honest and ethical conduct, proper disclosure of financial information and compliance with applicable laws, rules and regulations by all of the Company's employees and members of the board of directors.  Mr. Tyrone Docherty has served as Chairman of the Audit Committee since June 15, 2009.  Jeff W. Bright also serves on the Audit Committee.

Compensation Committee

Mathew J. Wayrynen has served as Chairman of the Compensation Committee since August 27, 2008.  Lindsay Gorrill and Tyrone Docherty also serve on the Compensation Committee.

Nominating Committee

Jeff W. Bright was appointed Chairman of the Nominating Committee on August 27, 2008,  Lindsay Gorrill and Matthew Wayrynen also serve as members of the Nominating Committee.

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

Director Compensation

The table below sets forth, for the last fiscal year, the compensation earned by the Company's non-employee directors:

Name	Fees earned or paid in cash	Stock Awards	Non-Equity Incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All Other Compensation	Total
Lindsay Gorrill, Chairman	$ 13,750	$ -	$ -	$ -	$ -	$13,750
Matthew Wayrynen	12,750	-	-	-	-	12,750
Tyrone Docherty	14,750	-	-	-	-	14,750
Jeffrey Bright	11,750	-	-	-	-	11,750
TOTAL	$ 11,750	$ -	$ -	$ -	$ -	$ 11,750

ITEM 11.  EXECUTIVE COMPENSATION

Each individual's total compensation consisted of cash paid as salary and recognition of options vested during the years ended September 30, 2013 and 2012.  The following amounts were paid to the respective individuals:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Lindsay Gorrill, Chairman	2013	-	-	-	-	-	-	-
Former President/CEO	2012	27,500	-	-	-	-	-	$27,500

Kelly Stopher, President,	2013	84,000	-	-	12,584	-	-	$96,584
CFO/CEO	2012	108,000	-	-	12,584	-	-	$120,584

The amounts in the Option Awards column reflect the dollar amount recognized and expensed for financial statement reporting purposes for the years ended September 30, 2013, in accordance with ASC Topic 718 of awards of stock options and thus do not represent aggregate fair value of grants. The Company used the Black-Scholes option price calculation to value the options granted in 2010 and using the following assumptions: risk-free rate of 0.06% and 5.35%; volatility of 0.99; actual term and exercise price of options granted.  See Note 11 - Stock Based Compensation in the Notes to the Consolidated Financial Statements for additional details on option issuances.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 30, 2013:

· by each person who is known by us to beneficially own more than 5% of the Company's common stock;

· by each of the Company's officers and directors; and

· by all of the Company's officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS
Lindsay Gorrill, Chairman
611 E. Sherman Ave., Coeur d'Alene ID 83814	Common stock	5,076,112	6.60%
Kelly Stopher, CEO and CFO
611 E. Sherman Ave., Coeur d'Alene ID 83814	Common stock	1,000	0.00%
Matthew Wayrynen
570 Granville, Suite 900 Vancouver, BC V6C 3P1	Common stock	166,583	0.22%
Tyrone Docherty
4672 Kensington Pl., Delta, BC V4K 4W5	Common stock	48,169	0.06%
Jeffrey Bright, Director
111 Edenstone View NW, Calgary, AB T3A 3Z2	Common stock	40,141	0.05%
All Officers and Directors	Common stock	5,332,005	6.93%

 (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 76,875,841 shares of common stock outstanding as of September 30, 2013

Outstanding Equity awards at fiscal year ended September 30, 2013

	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan Number of Securities Underlying Unexercised unearned options	Option Exercise Price	Option Expiration Date
Lindsay Gorrill, Chairman	1,100,000	-	-	$ 0.20	9/2/2015
Kelly Stopher, CEO and CFO	240,000	-	-	$ 0.20	9/28/2015
Matthew Wayrynen, Director	200,000	-	-	$ 0.20	9/2/2015
Tyrone Docherty, Director	200,000	-	-	$ 0.20	9/2/2015
Jeffrey Bright, Director	150,000	-	-	$ 0.20	9/2/2015
Total	1,890,000	$ -	$ -	$ 0.20

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in Note 15 - Related Party Transactions in the Notes to the Consolidated Financial Statements, on July 1, 2008, the Company subleased office space for $1,500 per month from Marlin Property Management, LLC an entity owned by the spouse of the Company's Chairman of the board of directors.  On December 1, 2011, the Company subsequently entered into a four year lease with Marlin Property Management for $2,500 for office space at an alternate location in Coeur d'Alene, Idaho, at market rate on terms acceptable to the Company

The Company has no policy regarding entering into transactions with affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2013 and 2012 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $65,167 and $135,639, respectively.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

The Company's board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2013 and 2012.

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

14.1	Code of Ethics filed as an exhibit to the 8-K filed with the Commission on July 03, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	2009 Stock Incentive Plan for Employees, Contractors, Consultants, Advisors and Board Members

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

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

JAYHAWK ENERGY, INC.

Date: January 14, 2014	By: /s/ KELLY J. STOPHER
Kelly J. Stopher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ KELLY J. STOPHER Kelly J. Stopher	President, Chief Executive Officer, Chief Financial Officer	January 14, 2014