Form 10-Q
period 2013-12-31
Jayhawk Energy, Inc.
filed 2014-02-25
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 14, 2014, there were 80,375,841 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended December 31, 2013

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3. Quantitative and Qualitative Disclosures About Market Risk

18

Item 4. Controls and Procedures

18

PART II — OTHER INFORMATION

19

Item 1. Legal Proceedings.

19

Item 1A. Risk Factors

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

19

Item 3.  Defaults Upon Senior Securities

19

Item 4.  Mining Safety Disclosures

20

Item 5.  Other Information

20

Item 6.  Exhibits

20

SIGNATURES

21

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	September 30, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 24,253	$ 96,833
Trade accounts receivable, less allowance for doubtful accounts	55,773	68,497
Other current assets	9,493	10,299
TOTAL CURRENT ASSETS	89,519	175,629
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	223,256	235,341
Proved properties, net (NOTE 5)	241,750	288,384
NET PROPERTY AND EQUIPMENT	465,006	523,725
OTHER LONG-TERM ASSETS (NOTE 6)	151,768	151,736
TOTAL ASSETS	$ 706,293	$ 851,090
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 547,574	$ 571,107
Due to other working and royalty interests	572,829	540,676
Other payables, interest and taxes accrued	300,501	263,292
Accrual for North Dakota reclamation complaint (NOTE 14)	274,754	330,000
Convertible debenture (NOTE 7)	1,038,687	1,073,687
TOTAL CURRENT LIABILITIES	2,734,345	2,778,762
LONG TERM LIABILITIES
Conversion option derivative (NOTE 8)	99,758	177,553
Warrant derivative liability (NOTE 8)	38,050	41,553
Asset retirement obligation (NOTE 9)	149,684	146,033
TOTAL LONG TERM LIABILITIES	287,492	365,139
TOTAL LIABILITIES	3,021,837	3,143,901
COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 80,375,841 and 76,875,841 shares issued and outstanding, respectively	80,375	76,875
Additional paid-in capital	21,698,165	21,657,306
Accumulated deficit	(24,094,084)	(24,026,992)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,315,544)	(2,292,811)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 706,293	$ 851,090

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,
	2013	2012
REVENUE
Oil sales	$ 70,027	$ 111,061
Gas sales	-	-
TOTAL GROSS REVENUE	70,027	111,061

OPERATING EXPENSE
Production costs-oil	31,785	66,581
Production costs-natural gas	2,014	2,297
Depreciation, depletion, amortization and asset impairment expense	58,719	63,451
(Gain) on sales of leases and equipment	-	(90,721)
Accretion of asset retirement obligation	3,651	4,686
General and administrative	90,951	89,502
TOTAL OPERATING EXPENSES	187,120	135,796

OPERATING LOSS	(117,093)	(24,735)

OTHER INCOME (EXPENSE)
Interest and financing costs	(31,297)	(92,496)
Gain on conversion of debt	15,336	-
Gain on change in fair value of conversion option derivative	62,459	44,232
Gain on change in fair value of warrant derivative	3,503	80,328
TOTAL OTHER INCOME (EXPENSE)	50,001	32,064

INCOME (LOSS) BEFORE INCOME TAX	(67,092)	7,329

Provision for income taxes	-	-
NET INCOME (LOSS)	$ (67,092)	$ 7,329

Basic and diluted loss per share	Nil	Nil

Basic and diluted weighted average number shares outstanding	78,778,015	60,759,178

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (67,092)	$ 7,329
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	58,719	63,451
Accretion of asset retirement obligation	3,651	4,686
(Gain) Loss on extinguishment and conversion of debt	(15,336)	59,200
Gain on change in fair value of conversion option derivative	(62,459)	(44,232)
Gain on change in fair value of warrant derivative	(3,503)	(80,328)
Gain on sale of leases and equipment	-	(90,721)
Stock based compensation	9,360	3,146
Changes in assets and liabilities:
Trade accounts receivable	12,723	75,820
Other current assets and other long term assets	774	(1,068)
Accounts payable	(23,533)	(59,805)
Accrual for North Dakota reclamation complaint	(55,246)	-
Due to royalty and working interest holders	32,153	3,566
Other payables, interest and taxes accrued	37,209	(12,226)
Net cash used by operating activities	(72,580)	(71,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of leases and equipment	-	138,763
Net cash provided by investing activities	-	138,763
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	(72,580)	67,581
CASH AT BEGINNING OF PERIOD	96,833	74,496
CASH AT END OF PERIOD	$ 24,253	$ 142,077
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for conversion of debentures	$ 35,000	$ -

The accompanying notes are an integral part of these financial statements

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. and its wholly owned subsidiary, Jayhawk Gas Transportation Corporation (together the “Company” or “JayHawk”) , are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, Uniontown in Kansas, Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2014.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, JayHawk Gas Transportation Company, after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred annual operating losses since inception.  As of December 31, 2013, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $24,094,084 and net loss of $67,092 for the three months ended December 31, 2013, and as of that date the Company's current liabilities exceeded its current assets by $2,644,826.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

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

The dilutive effect of convertible and outstanding securities at December 31, 2013 and 2012, would be as follows:

	December 31, 2013	December 31, 2012
Stock options	4,000,000	2,040,000
Convertible debt	34,028,675	23,279,993
Warrants	5,833,113	5,999,113
Total Possible Dilution	43,861,788	31,319,106

At December 31, 2013 and 2012, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and September 30, 2013, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

	December 31, 2013	September 30, 2013	Input Hierarchy level
Assets:
Cash	$ 24,253	$ 96,833	Level 1
Reclamation bonds	150,268	150,236	Level 1
Liabilities:
Conversion option derivative	$ 99,758	$ 177,553	Level 2
Warrant derivative liability	38,050	41,553	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at December 31, 2013 and September 30, 2013, consists of the following capitalized costs respectively:

	December 31, 2013	September 30, 2013
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment – Jayhawk Gas Transport Company	$ 2,605,871	$ 2,605,871
Field equipment – Girard	579,027	579,027
Capitalized drilling costs	614,756	614,756
Subtotal	3,799,654	3,799,654
Less impairments	(2,432,087)	(2,432,087)
Less accumulated DD&A	(1,184,636)	(1,172,551)
Unproved and developed properties, net	182,931	195,016

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199
Less impairments	(839,363)	(839,363)
Less accumulated amortization	(581,836)	(581,836)
Girard Project, Net	-	-

North Dakota Project, net	-	-

Unproved and undeveloped properties, net	40,325	40,325

TOTAL UNPROVED PROPERTIES	$ 223,256	$ 235,341

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

	December 31, 2013	September 30, 2013
Crosby, North Dakota Properties
Proved reserves	$ 2,381,962	$ 2,381,962
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	416,429	416,429
Subtotal	3,998,638	3,998,638
Less impairments	(1,092,302)	(1,092,302)
Less accumulated DD&A	(2,664,586)	(2,617,952)
Total Proved Oil and Gas Properties	$ 241,750	$ 288,384

For the year ended September 30, 2013, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer.

NOTE 6 – OTHER LONG-TERM ASSETS

Other assets consist of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	December 31, 2013	September 30, 2013
Rental security deposit	$ 1,500	$ 1,500
Reclamation bonds	150,268	150,236
TOTAL	$ 151,768	$15,1735

NOTE 7 - CONVERTIBLE DEBENTURES

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

On or about May 3, 2013, three (3) investors converted $90,313 in convertible debentures at $0.01 per share.  Pursuant to these conversions, the Company issued 9,031,400 shares of its common stock.  The Company also issued 7,085,263 shares of stock at $0.01 per share in payment of interest owed pursuant to the debentures.

On November 11, 2013, an investor converted $35,000 in convertible debentures at $0.01 per share.  Pursuant to this conversion, the Company issued 3,500,000 shares of common stock.  The transaction resulted in a gain on conversion of $15,336.

NOTE 8 - DERIVATIVE LIABILITIES

The debentures discussed in Note 7 contain anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bifurcated the option from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion prices of $0.05 and $0.01 per share at December 31, 2013.  Additionally common share purchase warrants were issued, expiring 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the three months ended December 31, 2013 and December 31, 2012, respectively, the fair value of conversion options was estimated at the periods end and amendment date using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.08% to 0.10%	0.11%
Expected term	.25 to .50 years	.25 years
Expected volatility	248.6% to 326.8%	340.9%
Fair value of conversion option derivative units	$.002 to $0.047	$0.0028

Below is detail of the change in conversion option liability balance for the three months ended December 31, 2013 and December 31, 2012, respectively.

	Three months ended December 31,
	2013	2012
Beginning balance	$ 177,553	$ 109,414
Fair value of option units converted	(15,336)	-
Net change in fair value of conversion option liability	(62,459)	(44,232)
Ending balance	$ 99,758	$ 65,182

 Warrant derivative

For the three months ended December 31, 2013 and December 31, 2012, respectively, the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

	December 31, 2013	December 31, 2012
Risk-free interest rate	.07% to 0.78%	0.11% to 0.72%
Expected term	3 months to 1 year	6 months to 1 year
Expected volatility	206.3% to 297.7%	191.2% to 306.9%
Fair value of conversion option derivative units	$ 0.0065	$ 0.0088

Below is detail of the change in warrant derivative liability balance for three months ended December 31, 2013 and December 31, 2012, respectively.

	Three months ended December 31,
	2013	2012
Beginning balance	$ 41,553	$ 58,257
Warrant derivative issued for services	-	59,200
Net change in fair value of warrant derivative liability	(3,503)	(80,328)
Ending balance	$ 38,050	$ 37,129

NOTE 9 – ASSET RETIREMENT OBLIGATION

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites. These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota. The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 7 to 15 years in the future, at an assumed inflation rate of 1.5 percent. The anticipated future cost of remediation efforts in North Dakota and Kansas is $486,403. These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation.  The amount of the annual increase in the obligation is charged to accretion expense and for the three months ended December 31, 2013 and 2012, was computed to be $3,651 and $4,686, respectively.

The following table summarizes the change in the asset retirement obligation for the three months ended December 31, 2013 and 2012, respectively:

	December 31, 2013	December 31, 2012
Beginning balance	$ 146,033	$ 187,463
Liabilities incurred	-	-
Accretion expense	3,651	4,686
Ending balance	$ 149,684	$ 192,149

NOTE 10 - COMMON STOCK

Three months ended December 31, 2013

On November 11, 2013, the Company issued 3,500,000 shares of common stock to a holder of 10% convertible debentures within the terms thereof referenced in Note 7 who elected to convert the principal amount of $35,000.  The shares were all valued at $0.01 per share per the terms of the modification referenced in Note 7.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

NOTE 11 - BROKER AND SHARE PURCHASE WARRANTS

A summary of the Company's share purchase and broker warrants outstanding at December 31, 2013 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2012	221,335	$ 0.05	4,777,778	$ 0.05
Forfeited	(166,000)	0.05	-	-
Exercised	-	-	-	-
Granted	1,000,000	0.06	-	-
Balance outstanding, September 30, 2013	1,055,335	$ 0.06	4,777,778	$ 0.05
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, December 31, 2013	1,055,335	$ 0.06	4,777,778	$ 0.05

The exercise price and expiration dates of the broker and share purchase warrants as revised by the Partial Reset (Note 7) is presented as follows:

Holder	Warrants outstanding	Exercise Price	Expiration date

Share purchase warrants	2,000,000	$0.05	July 21, 2014
Share purchase warrants	2,777,7778	$0.05	January 26, 2015
Total share purchase warrants	4,777,778

Broker warrants	55,335	$0.05	January 26, 2015
Broker warrants	1,000,000	$0.06	February 15, 2017
Total broker warrants	1,055,335

NOTE 12 - STOCK BASED COMPENSATION

The Company’s board of directors approved a stock and option plan on August 11, 2009 (the “Plan”).  The purpose of the Plan is to provide employees and consultants of the Corporation and its Subsidiaries with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of the Corporation and its Subsidiaries, to join the interests of employees and consultants with the interests of the shareholders of the Corporation, and to facilitate attracting and retaining employees and consultants of exceptional ability.  The total number of shares available for grant under the terms of the Plan is 4,000,000.  The number of shares subject to the Plan and any outstanding awards will be adjusted appropriately by the Board of Directors if the Company’s common stock is affected through a reorganization, merger, consolidation, recapitalization, restructuring, reclassification dividend (other than quarterly cash dividends) or other distribution, stock split, spin-off or sale of substantially all of the Company’s assets.

The Plan also has terms and limitations, including without limitations, that the exercise price for stock options granted under the Plan must equal the stock’s fair market value based on the closing price per share of common stock, at the time the stock or option is granted.  The fair value of each option award is estimated on the date of grant utilizing the Black-Scholes model and commonly utilized assumptions associated with the Black-Scholes methodology.  Options granted under the Plan have a five year maximum term and varying vesting periods as determined by the Board.

 The stock option price is the market price of the share at the date of issuance, but may be changed by the Board of Directors or designee from time to time.  The stock options are non-transferable and expire not more than five (5) years from the date of the granting.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

The Company recognizes compensation expense straight-line over the vesting term.  Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

On October 10, 2013, the Board of Directors rescinded, from various officers and directors, 2,040,000 options to purchase shares of the Company’s common stock.  The rescinded options had a strike price of $0.20 based on the closing price of the Company’s common stock on the date of grant.  Also on October 10, 2013, the Board of Directors authorized the grant, to various officers and directors, of 4,000,000 options to purchase shares of the Company’s common stock.  The options have a strike price of $0.01 based on the closing price of the Company’s common stock on the date of grant and vest over 9 months.

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

October 10, 2013
Risk-free interest rate	0.68%
Expected term	3.5 years
Expected volatility	196%
Fair value of conversion option derivative units	.0093

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance outstanding, September 30, 2012	2,040,000	$ 0.20	$ -
Forfeited or rescinded	-	-	-
Exercised	-	-	-
Granted	-	-	-
Balance outstanding, September 30, 2013	2,040,000	0.20	-
Issued	4,000,000	0.01	-
Exercised	-	-	-
Forfeited or rescinded	(2,040,000)	(0.20)	-
Balance outstanding, December 31, 2013	4,000,000	$ 0.01	$ -

A summary of the status of the Company’s non-vested stock options outstanding at September 30, 2013 is presented as follows:

	Number of options	Weighted Average Fair Value Per Share
Nonvested, September 30, 2012	80,000	$ 0.16
Granted	-	-
Vested	(80,000)	0.16
Forfeited	-	-
Nonvested, September 30, 2013	-	-
Granted	4,000,000	0.01
Vested	(1,000,000)	(0.01)
Forfeited	-	-
Nonvested, December 30, 2013	3,000,000	$ 0.01

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of December 31, 2013, total unrecognized compensation cost related to stock-based options and awards is $28,080 and the related weighted average period over which it is expected to be recognized is approximately .56 years.

The average remaining contractual terms of the options both outstanding and exercisable at December 31, 2013, was 4.78 years.  No options were exercised during the three months ended December 31, 2013.  At December 31, 2013 and 2012, the Company had

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2013

4,000,000 options granted and outstanding.

Total compensation charged against operations under the plan for officers, directors employees and consultants was $9,360 and $3,146 for the three months ended December 31, 2013 and 2012, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at December 31, 2013, was $Nil based on the Company’s closing price of $0.01 per common share at December 31, 2013.

NOTE 13 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current member of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three months ended December 31, 2013 and 2012, $7,500 and $7,500, respectively, were due under the terms of the lease.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks 1 and Knudsen 1 wells in Crosby, ND. The administrative complaint alleged the Company violated certain portions of the North Dakota Century Code and requested administrative relief against Jayhawk Energy, Inc. for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC. As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013.  The work required to plug the Knudsen 1 well was completed on or about January, 01, 2014.  The range of associated penalties as proposed by the NDIC was $100,000 to $525,000 for failure to comply (See Note 15 Subsequent Events).

As September 30, 2013, the Company accrued $330,000 as an  estimate of total liability related to the Jenks and Knudsen reclamation. The  remaining balance at December 31, 2013 is $275,754  and is classified as “Accrual for North Dakota reclamation complaint”.

NOTE 15– SUBSEQUENT EVENTS

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company is required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks 1 and Knudsen 1 wells respectively.  Further, the Consent Agreement allows that the Company must plug the “production zone” of the Jenks 1 well and then may apply for a permit to convert the Jenks 1 well to a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment per month for four successive months thereafter.  Should the Company fail to comply with the terms of the Consent Agreement, the Company is subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2013 and 2012

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2013, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to September 30, 2013.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the three months ended December 31, 2013, the Crosby area experienced adverse weather conditions which limited access to the Company’s wells.  Mechanical difficulties and limited availability of oil field service companies also contributed to limited production.  The Company also plugged its abandoned Knudsen in accordance with terms set forth by the North Dakota Industrial Commission which adversely affected cash flow and the Company’s ability to perform normal and ordinary maintenance of its wells.  Consequently, production fell short of expectations.

Revenues – For the three months ending December 31, 2013 and 2012, revenues reported as JayHawk's net working interest were $70,027 and $111,061 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2013 and 2012, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2013	2012	2013	2012	2013	2012
Oil Sales (in barrels)	1,937	3,012	68.21	70.38	$ 132,111	$211,990
Gas Sales (in thousand cubic feet)	-	-	-	-	-	-
Total Gross Receipts					132,111	211,990
Less: working & royalty interests					(59,016)	(93,907)
Less: severance taxes					(3,068)	(7,022)
Net Revenues to Jayhawk					$ 70,027	$111,061

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending December 31, 2013, JayHawk sold a gross 1,937 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $60.58 to a high of $77.72 during the three month period ending December 31, 2013.  This production was sold at average prices of $68.21/Bbl.  During the comparable period ending December 31, 2012 the quarterly sales volumes were 3,012 Bbls.  Field prices (after delivery charges) fluctuated from a low of $59.98 to a high of $79.28/Bbl.  Average prices received per barrel of crude oil were $70.38 for the three months ending December 31, 2012.

Volumes of oil delivered during the three month period ending December 31, 2013 decreased by 1,075 barrels (-36%) over the same timeframe in 2012.  The Company operated three of five wells intermittently in the three months ended December 31, 2013 for an aggregate of 195 production days of 460 days available for production (42.4%) compared to 311 production days of 460 days available for production (67.6%) for the three months ended December 31, 2012.

The Company encountered mechanical issues on its Landstrom well which limited production to 129 barrels from that site for the three months ended December 31, 2013. The Kearney well was also adversely affected by both mechanical and weather-related accessibility issues and produced only 18 barrels of oil in 5 days of production for the quarter (5% of days available).  The Erickson well also encountered mechanical issues during the quarter and only produced 22 of 91 days available (24%).  The Schutz well produced every day of the quarter and encountered no appreciable mechanical issues.

Gas Revenues – There was no gas production during the quarter ended December 31, 2013.  The Company is currently in discussion with joint venture partners to repair certain measurement and calibration equipment which should allow for resumption of production within the next three to six months.

Production and Operating Expenses (Income) – Total operating expenses for the three months ended December 31, 2013 and 2012 were $187,120 and $135,796 respectively.  The expenses are segregated as follows:

	Three months ended December 31, 2013				Three months ended December 31, 2012
	Crosby, ND	Girard, KS	G&A	Total	Total

Direct Regional Costs	$ 31,785	$ 2,014	$ -	$ 33,799	$ 68,878
Depreciation, depletion and amortization	46,634	12,085	-	58,719	63,450
(Gain) loss on sales of equipment	-	-	-	-	(90,721)
General and administrative	-	-	90,951	90,951	89,502
Accretion of asset retirement obligation	2,776	875	-	3,651	4,687
Total	$ 81,195	$ 14,974	$ 90,951	$ 187,120	$ 135,796

Total production expenses for the North Dakota oil operations were $31,785 (45.4% of oil revenue) for the three months ended December 31, 2013 compared to $66,581 (59.9% of oil revenue) for the three months ended December 31, 2012.   These expenses are 14.6% lower as a percentage of revenue than incurred in the comparative periods ending December 31, 2012.

 Production Expenses  – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending December 31, 2013 and 2012 is provided in the following table:

	Three months ended December 31,
	2013	2012	$$ Change	Pct Change

Compensation and payroll taxes	$ 22,690	$ 27,937	$ (5,247)	-18.8%
Stock option expense	9,360	3,146	6,214	197.5%
Legal, professional and consulting	8,905	5,775	3,130	54.2%
Audit and public company expense	23,154	25,994	(2,840)	-10.9%
Insurance	16,822	14,741	2,081	14.1%
Office and other general and administrative	10,020	11,909	(1,889)	-15.9%
Total	$90,951	$ 89,502	$ 1,449	1.6%

Total general and administrative expense has increased $1,449 (1.6%) during the three month period ending December 31, 2013 compared to the prior year.  Compensation and payroll expense has decreased $5,247, attributable to consolidation of duties and restructuring of Company management.  The Company’s Chief Financial Officer is currently maintaining the President and Chief Executive Officer roles on an interim basis.

Legal, professional and consulting fees increased $3,130 (54.2%) for the three months ended December 31, 2013 compared to the prior year.  This increase is primarily due to legal fees related to the State of North Dakota complaint on reclamation of the Jenks and Knudsen wells which has subsequently been settled as discussed in the financial statements for the three months ended December 31, 2013.

All other general and administrative expense of $10,020 for the three months ended December 31, 2013, was a reduction of $1,889 from the same period ending December 31, 2012.  Insurance expense increased $2,081 over the prior year due to rise in annual premium costs.

Management believes general and administrative expenses have stabilized and expects to maintain the current overhead structure for the foreseeable future.

The Company continues to aggressively explore opportunities to increase shareholder value by, among other possibilities, raising capital; seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations; and otherwise increasing revenues.

Other income (expense) – for the three month period ending December 31, 2013 and 2012, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended December 31,
	2013	2012	$$ Change	Pct Change
Gain on change in fair value of conversion
option derivative	$ 62,459	$ 44,232	$ 18,227	41.2%
Gain on change in fair value of warrant derivative	3,503	80,328	(76,825)	(95.6%)
Gain on conversion of debt	15,336	-	15,336	-
Net interest and financing costs	(31,297)	(92,496)	61,199	(66.2%)
Total other income	$ 50,001	$ 32,064	$ 17,937	55.9%

On or about May 3, 2013, the Company modified the terms of its debentures (Notes 7 and 8) and warrants (Note 8), changing the conversion and exercise price from $0.05 to $0.01 per share for up to 25% of the outstanding debenture balance. During the three months ended December 31, 2013, a debenture holder converted $35,000 for 3,500,000 shares of the Company’s common stock.  The gain on extinguishment of debt of $15,336.

Cash Flows, Liquidity and Capital Resources

As of December 31, 2013 current assets totaled $89,519 consisting of cash, $24,253, accounts receivable of $55,773 and prepaid insurance expense of $9,493.  At the same time the Company's current liabilities were $2,734,345, of which $1,038,687 are debentures with maturity of less than one year.  Consequently, management has classified the debentures as current liabilities.  This working capital shortage of $2,644,826 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $72,580 for the three months ending December 31, 2013, compared to $71,182 used by operating activities for the six month period ending December 31, 2012.  The net cash used by operating activities included remediation of the Knudsen well in the amount of $55,246 for the three months ended December 31, 2013.

Net cash provided by investing activities totaled $Nil during the three months ending December 31, 2013 as compared to $138,763 in the same period ending December 31, 2012.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $72,580 which is a decrease in the Company's cash balance of $96,833 existing at September 30, 2013, to the cash balance at December 31, 2013 of $24,253.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures – The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of December 31, 2013, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On March 7, 2012, Gross Capital, Inc. (“Gross”) filed suit against the Company (Civil Action No. 4:12-cv-00714) in the United States District Court for the Southern District of Texas, Houston Division (the “Gross Lawsuit”).  Gross formerly provided the Company with investor relations and other consulting services.  The Gross Lawsuit alleged the Company breached two separate contracts between Gross and JayHawk.  The suit requested relief in the form of money damages, including attorneys’ fees and costs, in excess of $100,000.

On July 16, 2013, the Company and Gross entered into a Mediated Settlement Agreement (the “Agreement”).  Under the terms of the Agreement, the Company agreed to pay a total of $60,000 (the “Settlement Amount”) in four monthly installments of $15,000 each.  The final payment was made on or about October 19, 2013 and the Gross Lawsuit was thereafter dismissed with prejudice.

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks 1 and Knudsen 1 wells in Crosby, ND. The administrative complaint alleged the Company violated certain portions of the North Dakota Century Code and requested administrative relief against Jayhawk Energy, Inc. for violation of sections of the North Dakota Administrative Code governing the oil and gas industry (See Note 14 Commitments and Contingencies).

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company is required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks 1 and Knudsen 1 wells respectively.  Further, the Consent Agreement allows that the Company must plug the “production zone” of the Jenks 1 well and then may apply for a permit to convert the Jenks 1 well to a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment per month for four successive months thereafter.  Should the Company fail to comply with the terms of the Consent Agreement, the Company is subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement) (See Note 15 Subsequent Events).

No director, officer or affiliate of JayHawk Energy, Inc., and no owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2013 which was filed with the SEC on January 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

The Company has outstanding, with certain institutional investors, convertible debentures in the outstanding principal amount, as of December 31, 2013, of $1,038,687 (See Note 7 Convertible Debentures).  The convertible debentures matured as of December 31, 2013.  The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the deventures.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1          Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

31.2

          Rule 13a-14(a) / 15d – 14(a) Certification of CFO

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

JayHawk Energy, Inc., a Colorado corporation

Date: February 21, 2014	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, President and Chief Executive Officer

21