Form 10-Q
period 2014-03-31
Jayhawk Energy, Inc.
filed 2014-05-20
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 14, 2014, there were 80,375,841 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

21

Item 4. Controls and Procedures

21

PART II — OTHER INFORMATION

21

Item 1. Legal Proceedings.

21

Item 1A. Risk Factors

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults Upon Senior Securities

22

Item 4.  Mining Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	September 30, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 3,491	$ 96,833
Trade accounts receivable, less allowance for doubtful accounts	25,416	68,497
Other current assets	-	10,299
TOTAL CURRENT ASSETS	28,907	175,629
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	211,172	235,341
Proved properties, net (NOTE 5)	211,917	288,384
NET PROPERTY AND EQUIPMENT	423,089	523,725
OTHER LONG-TERM ASSETS (NOTE 6)	151,788	151,736
TOTAL ASSETS	$ 603,784	$ 851,090
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 721,792	$ 571,107
Due to other working and royalty interests	554,106	540,676
Other payables, interest and taxes accrued	352,956	263,292
Accrual for North Dakota reclamation complaint (NOTE 14)	182,224	330,000
Convertible debenture (NOTE 7)	1,038,687	1,073,687
TOTAL CURRENT LIABILITIES	2,849,765	2,778,762
LONG TERM LIABILITIES
Conversion option derivative (NOTE 8)	298,022	177,553
Warrant derivative liability (NOTE 8)	45,073	41,553
Asset retirement obligation (NOTE 9)	153,335	146,033
TOTAL LONG TERM LIABILITIES	496,430	365,139
TOTAL LIABILITIES	3,346,195	3,143,901
COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 80,375,841 and 76,875,841 shares issued and outstanding, respectively	80,375	76,875
Additional paid-in capital	21,707,526	21,657,306
Accumulated deficit	(24,530,312)	(24,026,992)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,742,411)	(2,292,811)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 603,784	$ 851,090

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
REVENUE
Oil sales	$ 59,405	$ 42,765	$ 129,432	$ 156,213
Gas sales	-	-	-	-
TOTAL GROSS REVENUE	59,405	42,765	129,432	156,213

OPERATING EXPENSE
Production costs-oil	76,151	12,922	107,936	81,221
Production costs-natural gas	1,905	2,721	3,919	5,687
Depreciation, depletion, amortization and asset impairment expense	41,917	64,330	100,636	127,780
(Gain) on sales of leases and equipment	-	-	-	(90,721)
Accretion of asset retirement obligation	3,651	4,687	7,302	9,373
General and administrative	141,249	92,767	232,200	182,270
TOTAL OPERATING EXPENSES	264,873	177,427	451,993	315,610

OPERATING LOSS	(205,468)	(134,662)	(322,561)	(159,397)

OTHER INCOME (EXPENSE)
Interest and financing costs	(25,473)	(31,340)	(56,770)	(123,836)
Miscellaneous income	-	1,077	-	1,077
Gain on conversion of debt	-	-	15,336	-
Loss on change in fair value of conversion option derivative	(198,264)	(505,176)	(135,805)	(460,944)
Loss on change in fair value of warrant derivative	(7,023)	(141,580)	(3,520)	(61,252)
TOTAL OTHER INCOME (EXPENSE)	(230,760)	(677,019)	(180,759)	(644,955)

INCOME (LOSS) BEFORE INCOME TAX	(436,228)	(811,681)	(503,320)	(804,352)

Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$ (436,228)	$ (811,681)	$ (503,320)	$ (804,352)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Basic and diluted weighted average number shares outstanding	80,375,841	60,759,178	79,568,149	60,759,178

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (503,320)	$ (804,352)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	100,636	127,780
Accretion of asset retirement obligation	7,302	9,373
(Gain) Loss on extinguishment and conversion of debt	(15,336)	59,200
Loss on change in fair value of conversion option derivative	135,805	460,944
Loss on change in fair value of warrant derivative	3,520	61,252
Gain on sale of leases and equipment	-	(90,721)
Stock based compensation	18,720	6,291
Changes in assets and liabilities:
Trade accounts receivable	43,081	132,454
Other current assets and other long term assets	10,247	(39,865)
Accounts payable	150,685	(28,673)
Accrual for North Dakota reclamation complaint	(147,776)	-
Due to royalty and working interest holders	13,430	(82,308)
Other payables, interest and taxes accrued	89,664	4,733
Net cash used by operating activities	(93,342)	(183,892)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of leases and equipment	-	138,763
Net cash provided by investing activities	-	138,763
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	(93,342)	(45,129)
CASH AT BEGINNING OF PERIOD	96,833	74,496
CASH AT END OF PERIOD	$ 3,491	$ 29,367
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for conversion of debentures	$ 35,000	$ -

The accompanying notes are an integral part of these financial statements

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. and its wholly owned subsidiary, Jayhawk Gas Transportation Company (together the “Company” or “JayHawk”) , are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, Uniontown in Kansas, Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months and six months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending September 30, 2014.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred annual operating losses since inception.  As of March 31, 2014, the Company has limited financial resources with which to achieve its business objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $24,530,312 and net loss of $503,320 for the six months ended March 31, 2014, and as of that date the Company's current liabilities exceeded its current assets by $2,820,858.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and to control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt exists about its ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

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

The dilutive effect of convertible and outstanding securities at March 31, 2014 and 2013 would be as follows:

	March 31, 2014	March 31, 2013
Stock options	4,000,000	2,040,000
Convertible debt	34,028,675	23,279,993
Warrants	5,833,113	5,999,113
Total Possible Dilution	43,861,788	31,319,106

At March 31, 2014 and 2013, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

Reclassifications

Certain reclassifications have been made to the 2013 financial statements in order to conform to the 2014 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and September 30, 2013, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	March 31, 2014	September 30, 2013	Input Hierarchy level
Assets:
Cash	$ 3,491	$ 96,833	Level 1
Reclamation bonds	150,288	150,236	Level 1
Liabilities:
Conversion option derivative	$ 298,022	$ 177,553	Level 2
Warrant derivative liability	45,073	41,553	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at March 31, 2014 and September 30, 2013, consists of the following capitalized costs respectively:

	March 31, 2014	September 30, 2013
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$ 2,605,871	$ 2,605,871
Field equipment - Girard	579,027	579,027
Capitalized drilling costs	614,756	614,756
Subtotal	3,799,654	3,799,654
Less impairments	(2,432,087)	(2,432,087)
Less accumulated DD&A	(1,196,720)	(1,172,551)
Unproved and developed properties, net	170,847	195,016

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199
Less impairments	(839,363)	(839,363)
Less accumulated amortization	(581,836)	(581,836)
Girard Project, net	-	-
North Dakota Project, net	40,325	40,325
Unproved and undeveloped properties, net	40,325	40,325

TOTAL UNPROVED PROPERTIES	$ 211,172	$ 235,341

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

	March 31, 2014	September 30, 2013
Crosby, North Dakota Properties
Proved reserves	$ 2,381,962	$ 2,381,962
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	416,429	416,429
Subtotal	3,998,638	3,998,638
Less impairments	(1,092,302)	(1,092,302)
Less accumulated DD&A	(2,694,419)	(2,617,952)
Total Proved Oil and Gas Properties	$ 211,917	$ 288,384

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

NOTE 6 – OTHER LONG-TERM ASSETS

Other assets consist of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	March 31, 2014	September 30, 2013
Rental security deposit	$ 1,500	$ 1,500
Reclamation bonds	150,288	150,236
TOTAL	$ 151,788	$ 151,736

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

The Maturity Dates of all outstanding Debentures shall be extended to March 31, 2014;

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

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

NOTE 8 - DERIVATIVE LIABILITIES

The debentures discussed in Note 7 contain anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance and bi-furcated the option from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion prices of $0.05 and $0.01 per share at March 31, 2014.  Additionally common share purchase warrants were issued with an expiration date 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the three months ended March 31, 2014 and March 31, 2013, respectively, the fair value of conversion options was estimated at the periods end and amendment date using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	March 31, 2014	March 31, 2013
Risk-free interest rate	0.07%	.07% to 0.11%
Expected term	.25 to .50 years	.25 years
Expected volatility	301.7% to 326.8%	340.9% to 375.2%
Fair value of conversion option derivative units	$.002 to $0.01	$ 0.0245

Below is detail of the change in conversion option liability balance for the three months ended March 31, 2014 and March 31, 2013, respectively.

	Three months ended March 31,
	2014	2013

Beginning balance	$ 99,758	$ 65,182
Fair value of option units converted	-	-
Net change in fair value of conversion option liability	198,264	505,176
Ending balance	$ 298,022	$ 570,358

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

Below is detail of the change in conversion option liability balance for the six months ended March 31, 2014 and March 31, 2013, respectively.

	Six months ended March 31,
	2014	2013

Beginning balance	$ 177,553	$ 109,414
Fair value of option units converted	(15,336)	-
Net change in fair value of conversion option liability	135,805	460,944
Ending balance	$ 298,022	$ 570,358

Warrant derivative

For the three months ended March 31, 2014 and March 31, 2013, respectively, the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

	March 31, 2014	March 31, 2013
Risk-free interest rate	.03% to 0.90%	0.07% to 0.72%
Expected term	3 months to 1 year	6 months to 1 year
Expected volatility	206.3% to 297.7%	191.2% to 306.9%
Fair value of warrant derivative units	$ 0.0077	$0.0202 to $0.0391

Below is detail of the change in warrant derivative liability balance for the three months ended March 31, 2014 and March 31, 2013, respectively.

	Three months ended March 31,
	2014	2013

Beginning balance	$ 38,050	$ 37,129
Net change in fair value of warrant derivative liability	7,023	141,580
Ending balance	$ 45,073	$ 178,709

Below is detail of the change in warrant derivative liability balance for the six months ended March 31, 2014 and March 31, 2013, respectively.

	Six months ended March 31,
	2014	2013

Beginning balance	$ 41,553	$ 58,257
Warrant derivative issued for services	-	59,200
Net change in fair value of warrant derivative liability	3,520	61,252
Ending balance	$ 45,073	$ 178,709

NOTE 9 – ASSET RETIREMENT OBLIGATION

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites. These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

Corporation Commission and the State of North Dakota. The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 7 to 15 years in the future, at an assumed inflation rate of 1.5 percent. The anticipated future cost of remediation efforts in North Dakota and Kansas is $486,403. These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation.  The amount charged to accretion expense and for the three and six months ended March 31, 2014 and 2013, was computed to be $3,651 and $7,302, and $4,687 and $9,373,respectively.

The following table summarizes the change in the asset retirement obligation for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,
	2014	2013
Beginning balance	$ 149,684	$ 192,149
Liabilities incurred	-	-
Accretion expense	3,651	4,687
Ending balance	$ 153,335	$ 196,836

The following table summarizes the change in the asset retirement obligation for the six months ended March 31, 2014 and 2013, respectively.

Six months ended March 31,
	2014	2013
Beginning balance	$ 146,033	$ 187,463
Liabilities incurred	-	-
Liabilities settled	-	-
Reduction in present value of liability due to change in estimated costs, net	-	-
Accretion expense	7,302	9,373
Ending balance	$ 153,335	$ 196,836

NOTE 10 - COMMON STOCK

Six months ended March 31, 2014

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

NOTE 11 - BROKER AND SHARE PURCHASE WARRANTS

A summary of the Company's share purchase and broker warrants outstanding at March 31, 2014 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2012	221,335	$ 0.05	4,777,778	$ 0.05
Forfeited	(166,000)	0.05	-	-
Exercised	-	-	-	-
Granted	1,000,000	0.06	-	-
Balance outstanding, September 30, 2013	1,055,335	$ 0.06	4,777,778	$ 0.05
Forfeited	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, March 31, 2014	1,055,335	$ 0.06	4,777,778	$ 0.05

The exercise price and expiration dates of the broker and share purchase warrants as revised by the Partial Reset (Note 7) is presented as follows:

Holder	Warrants outstanding	Exercise Price	Expiration date

Share purchase warrants	2,000,000	$0.05	July 21, 2014
Share purchase warrants	2,777,778	$0.05	January 26, 2015
Total share purchase warrants	4,777,778

Broker warrants	55,335	$0.05	April 26, 2014
Broker warrants	1,000,000	$0.06	February 15, 2017
Total broker warrants	1,055,335

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

October 10, 2013
Risk-free interest rate	0.68%
Expected term	3.5 years
Expected volatility	196%
Fair value of options	.0093

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2012	2,040,000	$ 0.20	$ -
Forfeited or rescinded	-	-	-
Exercised	-	-	-
Granted	-	-	-
Balance outstanding, September 30, 2013	2,040,000	0.20	-
Issued	4,000,000	0.01	-
Exercised	-	-	-
Forfeited or rescinded	(2,040,000)	(0.20)	-
Balance outstanding, March 31, 2014	4,000,000	$ 0.01	$ -

A summary of the status of the Company’s non-vested stock options outstanding at March 31, 2014 is presented as follows:

	Number of options	Weighted Average Fair Value Per Share
Nonvested, September 30, 2012	80,000	$ 0.16
Granted	-	-
Vested	(80,000)	0.16
Forfeited	-	-
Nonvested, September 30, 2013	-	-
Granted	4,000,000	0.01
Vested	(2,000,000)	(0.01)
Forfeited	-	-
Nonvested, March 31, 2014	2,000,000	$ 0.01

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of March 31, 2014, total unrecognized compensation cost related to stock-based options and awards is $18,720 and the related weighted average period over which it is expected to be recognized is approximately .50 years.

The average remaining contractual terms of the options both outstanding and exercisable at March 31, 2014, was 4.53 years.  No options were exercised during the three months ended March 31, 2014.  At March 31, 2014 and 2013, the Company had 4,000,000 options granted and outstanding.

Total compensation charged against operations under the plan for officers, directors, employees and consultants was $9,360 and $3,146, and $18,720 and $6,292, for the three months and six months ended March 31, 2014 and 2013, respectively.  These costs are classified under management and administrative expense.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

The aggregate intrinsic value of options exercisable at March 31, 2014, was $Nil based on the Company’s closing price of $0.01 per common share at March 31, 2014.

NOTE 13 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current chairman of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three and six months ended March 31, 2014 and 2013, $7,500 and $7,500, and $15,000 and $15,000, respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of March 31, 2014 was $31,741.

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

As September 30, 2013, the Company accrued $330,000 as an estimate of total liability related to the Jenks and Knudsen reclamation. The remaining balance at March 31, 2014 is $275,754  and is classified as “Accrual for North Dakota reclamation complaint”.  The Company has paid $54,246 through March 31, 2014 toward the estimated total liability.

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

NOTE 15 – SUBSEQUENT EVENTS

On April 18, 2014, the Company entered into a Farmout Agreement (“Agreement”) with Vast Petroleum Corporation (“Vast” or “Vast Petroleum”) covering the Company’s natural gas pipeline and adjacent natural gas wells in Bourbon and Crawford Counties, Kansas.

Under the terms of the Agreement, Vast shall reinstate production of natural gas, from one or more of the leases, within one year after the execution of the Agreement.  Once actual production of natural gas is reinstated from one or more leases, Vast shall have earned 50% interest in the Farmout Area, subject to certain terms and conditions as set forth in the Agreement.  Vast also agrees to evaluate, prospect and study the leases to determine whether oil exists in commercially viable quantities and, if so, to drill test wells upon the

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2014

leases until the sooner of (1) the completion of twenty (20) test wells or (2) Vast discovers that it would be imprudent to drill any additional wells upon the leases.

Under the terms of the Agreement, Vast shall be assigned all operational rights with respect to the leases and shall operate the leases pursuant to the terms of the Joint Operating Agreement (Vast shall incur all costs associated with the performance of the development requirements as set forth in the Agreement).  Once development requirements have been performed by Vast, all parties to the Agreement will be responsible for their respective share of all development and operating expenses.  All revenue attributable to the working interest in the leases generated from the sale of oil or gas produced from the leases shall be distributed as forth in the Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2014 and 2013

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

Oil and Gas Properties

During the three months ended March 31, 2014, a lack of access to capital inhibited the Company’s ability to economically operate its Crosby oil properties. Cost of maintenance and repairs exceeded available cash and consequently, the Company shut-in production for a significant portion of the quarter.  Coupled with adverse weather conditions in the area which caused limited access to the field, the Company was unable to generate sufficient capital to maintain operations during the quarter ended March 31, 2014, and consequently the wells were shut-in.

The Company has also subsequently entered into a Farmout Agreement with Vast Petroleum Corporation on Jayhawk’s Kansas natural gas asset and pipeline.  Vast provides significant operational and technical expertise in oil and gas operations in Southeast Kansas and will assess the economic viability of resuming production in the region.  An Area of Mutual Interest provision within the Farmout Agreement also establishes a formal relationship between the two companies for future exploration and development projects in Bourbon and Crawford Counties, Kansas, whereby each party agrees to provide the other the option to participate under the same terms of the Farmout Agreement.

Revenues – For the three months ending March 31, 2014 and 2013, revenues reported as JayHawk's net working interest were $70,027 and $111,061 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2014 and 2013, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2014	2013	2014	2013	2014	2013
Oil Sales (in barrels)	1,543	1,130	72.45	70.38	$ 111,784	$ 80,001
Gas Sales (in thousand cubic feet)	-	-	-	-	-	-
Total Gross Receipts					111,784	80,001
Less:working & royalty interests					(49,817)	(35,420)
Less:severance taxes					(2,562)	(1,816)
Net Revenues to JayHawk					$ 59,405	$ 42,765

The comparative volume of oil and gas delivered and the average prices received during each of the two respective six month periods of 2014 and 2013, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2014	2013	2014	2013	2014	2013
Oil Sales (in barrels)	3,480	4,142	$ 70.09	$ 70.50	$ 243,895	$ 291,991
Gas Sales (in thousand cubic feet)	-	-	-	$ -	-	-
Total Gross Receipts					243,895	291,991
Less:working & royalty interests					(108,833)	(129,328)
Less:severance taxes					(5,630)	(6,450)
Net Revenues to JayHawk					$ 129,432	$ 156,213

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending March 31, 2014, JayHawk sold a gross 1,543 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $60.58 to a high of $82.22 during the three month period ending March 31, 2014.  This production was sold at average prices of $72.45/Bbl.  During the comparable period ending March 31, 2013 the quarterly sales volumes were 1,130 Bbls.  Field prices (after delivery charges) fluctuated from a low of $70.17 to a high of $70.80/Bbl.  Average prices received per barrel of crude oil were $70.38 for the three months ending March 31, 2013.

Volumes of oil delivered during the three month period ending March 31, 2014 increased by 413 barrels (37%) over the same timeframe in 2013.  The Company operated three of five wells intermittently in the three months ended March 31, 2014 for an aggregate of 153 production days of 450 days available for production (34.0%) compared to 178 production days of 450 days available for production (39.6%) for the three months ended March 31, 2013.

The Company encountered mechanical issues on its Landstrom well which limited production to 204 barrels from that site for the three months ended March 31, 2014. The Kearney well produced 42 out of 90 available days, however lack of accessibility to its tanks due to flooded road conditions yielded no oil sales from the well during the quarter.  The Erickson well also encountered mechanical issues during the quarter and did not produce during the quarter ended March 31, 2014.  The Schutz well produced 82 days out of 90 available for the three months ended March 31, 2014, and encountered no appreciable mechanical issues.

Gas Revenues – There was no gas production during the quarter ended March 31, 2014.  The Company entered into a Farmout agreement on April 18, 2014 with Vast Petroleum Inc.  Vast will assume operational responsibility of Jayhawk Gas Transport’s pipeline and evaluate the economic viability of resuming natural gas production in the adjacent acreage.

Production and Operating Expenses (Income) – Total operating expenses for the three months ended March 31, 2014 and 2013 were $264,873 and $177,427 respectively.  The expenses are segregated as follows:

Total production expenses for the North Dakota oil operations were $76,151 (45.4% of oil revenue) for the three months ended March 31, 2014 compared to $12,922 (30.2% of oil revenue) for the three months ended March 31, 2013.  The production expenses for North Dakota oil operations included extensive repair and workover maintenance performed on the Kearney well in the amount of $62,608, net of amounts billed to working interest partners.

A comparative analysis of general and administrative expense for the six month period ending March 31, 2014 and 2013 is provided in the following table:

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending March 31, 2014 and 2013 is provided in the following table:

	Three months ended March 31,
	2014	2013	$$ Change	Pct change

Compensation and payroll taxes	$ 40,934	$ 27,806	$ 13,128	47.2%
Stock option expense	9,360	3,146	6,214	197.5%
Legal, professional and consulting	31,108	8,588	22,520	262.2%
Audit and public company expense	29,335	30,189	(854)	-2.8%
Insurance	15,559	12,803	2,756	21.5%
Office and other general and administrative	14,953	10,235	4,718	46.1%
Total	$ 141,249	$ 92,767	$ 48,482	52.3%

Total general and administrative expense has increased $48,482 (52.3%) during the three month period ending March 31, 2014 compared to the prior year.  Compensation and payroll expense has increased $13,128, as the Company recognized salary expense deferred from the prior quarter.

Legal, professional and consulting fees increased $22,520 (262.2%) for the three months ended March 31, 2014 compared to the prior year.  This increase is primarily due to legal fees related to the State of North Dakota complaint on reclamation of the Jenks and Knudsen wells. Legal fees associated with preparation of the Farmout Agreement with Vast Petroleum also contributed to the increased expense for the quarter when compared to the prior year.

All other general and administrative expense of $14,953 for the three months ended March 31, 2014, which was an increase of $4,718 from the same period ending March 31, 2013.  Insurance expense increased $2,756 over the prior year due to rise in annual premium costs.

The Company continues to aggressively explore opportunities to increase shareholder value by, among other possibilities, raising capital; seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations; and otherwise increasing revenues.

A comparative analysis of general and administrative expense for the six month period ending March 31, 2014 and 2013 is provided in the following table:

	Six months ended March 31,
	2014	2013	$$ Change	Pct change

Compensation and payroll taxes	$ 63,624	$ 55,743	$ 7,881	14.1%
Stock option expense	18,720	6,292	12,428	197.5%
Legal, professional and consulting	40,013	14,363	25,650	178.6%
Audit and public company expense	52,489	56,183	(3,694)	-6.6%
Insurance	32,381	27,544	4,837	17.6%
Office and other general and administrative	24,973	22,145	2,828	12.8%
Total	$ 232,200	$ 182,270	$ 49,930	27.4%

Other income (expense) – for the three month period ending March 31, 2014 and 2013, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended March 31,
	2014	2013	$$ Change	Pct change
Loss on change in fair value of conversion option derivative	$ (198,264)	$ (505,176)	$ 306,912	(60.8%)
Loss on change in fair value of warrant derivative	(7,023)	(141,580)	134,557	(95.0%)
Net interest and financing costs	(25,473)	(31,340)	5,867	(0)
Other income	-	1,077
Total other income (expense)	$ (230,760)	$ (677,019)	$ 446,259	(65.9%)

During the quarter end March 31, 2014, management revised the estimated remaining life of conversion option derivatives to six months.  The change in estimate resulted in a recalculation of the associated fair value of conversion option derivative.

A comparative analysis of other income (expense) for the six month period ending March 31, 2014 and 2013 is provided in the following table:

	Six months ended March 31,
	2014	2013	$$ Change	Pct change
Loss on change in fair value of conversion option derivative	$ (135,805)	$ (460,944)	$ 325,139	(70.5%)
Loss on change in fair value of warrant derivative	(3,520)	(61,252)	57,732	(94.3%)
Gain on conversion of debt	15,336	-	15,336	-
Net interest and financing costs	(56,770)	(123,836)	67,066	(1)
Other income	-	1,077
Total other income (expense)	$ (180,759)	$ (644,955)	$ 464,196	(72.0%)

Cash Flows, Liquidity and Capital Resources

As of March 31, 2014, current assets totaled $28,907, consisting of cash, $3,491 and accounts receivable of $25,416.  At the same time the Company's current liabilities were $2,849,765, of which $1,038,687 are debentures with maturity of less than one year.  Consequently, management has classified the debentures as current liabilities.  This working capital shortage of $2,820,858 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $93,342 for the six months ending March 31, 2014, compared to $183,892 used by operating activities for the six month period ending March 31, 2013.  The net cash used by operating activities included remediation of the Knudsen well in the amount of $147,776 for the six months ended March 31, 2014.

Net cash provided by investing activities totaled $Nil during the six months ending March 31, 2014 as compared to $138,763 in the same period ending March 31, 2013.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $93,342 which is a decrease in the Company's cash balance of $96,833 existing at September 30, 2013, to the cash balance at March 31, 2014 of $3,491.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures – The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of March 31, 2014, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

The Company has outstanding, with certain institutional investors, convertible debentures in the outstanding principal amount, as of March 31, 2014, of $1,038,687 (See Note 7 Convertible Debentures).  The convertible debentures matured as of March 31, 2014.  The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

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

JayHawk Energy, Inc., a Colorado corporation

Date: May 19, 2014	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, President and Chief Executive Officer