Form 10-Q
period 2014-06-30
Jayhawk Energy, Inc.
filed 2014-08-19
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 14, 2014, there were 80,375,841 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended June 30, 2014

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

21

Item 1A. Risk Factors

22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults Upon Senior Securities

22

Item 4.  Mining Safety Disclosures

22

Item 5.  Other Information

22

Item 6.  Exhibits

22

SIGNATURES

23

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	September 30, 2013
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$ 204,764	$ 96,833
Trade accounts receivable, less allowance for doubtful accounts	98,725	68,497
Other current assets	18,026	10,299
TOTAL CURRENT ASSETS	321,515	175,629
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	202,698	235,341
Proved properties, net (NOTE 5)	168,641	288,384
NET PROPERTY AND EQUIPMENT	371,339	523,725
OTHER LONG-TERM ASSETS	151,820	151,736
TOTAL ASSETS	$ 844,674	$ 851,090
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 621,320	$ 571,107
Due to other working and royalty interests	548,807	540,676
Other payables, interest and taxes accrued	391,088	263,292
Accrual for North Dakota reclamation (NOTE 12)	211,298	330,000
Current portion of promissory note payable	32,071	-
Convertible debenture (NOTE 6)	1,038,687	1,073,687
TOTAL CURRENT LIABILITIES	2,843,271	2,778,762
LONG TERM LIABILITIES
Convertible debentures, net of discount (NOTE 6)	10,000	-
Promissory note payable	14,571	-
Conversion option derivative (NOTE 7)	1,151,230	177,553
Warrant derivative liability (NOTE 7)	82,367	41,553
Asset retirement obligation	156,986	146,033
TOTAL LONG TERM LIABILITIES	1,415,154	365,139
TOTAL LIABILITIES	4,258,425	3,143,901
COMMITMENTS AND CONTINGENCIES (NOTE 12)	-	-
STOCKHOLDERS' (DEFICIT)
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 80,375,841 and 76,875,841 shares issued and outstanding, respectively	80,375	76,875
Additional paid-in capital	22,316,885	21,657,306
Accumulated deficit	(25,811,011)	(24,026,992)
TOTAL STOCKHOLDERS' (DEFICIT)	(3,413,751)	(2,292,811)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 844,674	$ 851,090

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
REVENUE
Oil sales	$ 83,994	$ 109,328	$ 213,426	$ 263,154
Gas sales	-	-	-	-
TOTAL GROSS REVENUE	83,994	109,328	213,426	263,154

OPERATING EXPENSE
Production costs-oil	260,578	19,065	368,514	98,568
Production costs-natural gas	1,582	3,691	5,501	8,709
Depreciation, depletion, amortization and asset impairment expense	51,750	77,746	152,386	205,527
(Gain) on sales of leases and equipment	-	-	-	(90,721)
Accretion of asset retirement obligation	3,651	4,687	10,953	14,060
General and administrative	109,234	79,369	341,434	261,638
TOTAL OPERATING EXPENSES	426,795	184,558	878,788	497,781

OPERATING LOSS	(342,801)	(75,230)	(665,362)	(234,627)

OTHER INCOME (EXPENSE)
Interest and financing costs	(37,396)	(29,614)	(94,166)	(153,450)
Miscellaneous expense	-	(21,971)	-	(20,894)
Amortization of debt discount	(10,000)	-	(10,000)	-
Gain (loss) on extinguishment and conversion of debt	(317,460)	(1,518,520)	(302,124)	(1,518,520)
Gain (loss) on change in fair value of conversion option derivative	(535,748)	1,131,880	(671,553)	670,936
Gain (loss) on change in fair value of warrant derivative	(37,294)	113,685	(40,814)	52,433
TOTAL OTHER INCOME (EXPENSE)	(937,898)	(324,540)	(1,118,657)	(969,495)

INCOME (LOSS) BEFORE INCOME TAX	(1,280,699)	(399,770)	(1,784,019)	(1,204,122)

Provision for income taxes	-	-	-	-
NET LOSS	$ (1,280,699)	$ (399,770)	$ (1,784,019)	$ (1,204,122)

Basic and diluted loss per share	$ (0.02)	$ (0.01)	$ (0.02)	$ (0.02)

Basic and diluted weighted average number shares outstanding	80,375,841	71,187,057	79,837,379	64,235,138

The accompanying notes are an integral part of these financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,784,019)	$ (1,204,122)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	152,386	205,527
Accretion of asset retirement obligation	10,953	14,060
Amortization of discount on debt	10,000
Loss on initial recording of derivative	-	59,200
(Gain) Loss on extinguishment and conversion of debt	302,124	1,518,520
(Gain) Loss on change in fair value of conversion option derivative	671,553	(670,936)
(Gain) Loss on change in fair value of warrant derivative	40,814	(52,433)
Gain on sale of leases and equipment	-	(90,721)
Loss on settlement of litigation	-	21,971
Common stock issued in lieu of interest	-	70,853
Stock based compensation	28,080	9,437
Changes in assets and liabilities:
Trade accounts receivable	(30,228)	73,759
Other current assets and other long term assets	(7,811)	(51,005)
Accounts payable	50,212	50,431
Accrual for North Dakota reclamation complaint	(118,702)	-
Due to royalty and working interest holders	54,773	(85,469)
Other payables, interest and taxes accrued	127,796	(34,544)
Net cash used by operating activities	(492,069)	(165,472)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of leases and equipment	-	138,763
Net cash provided by investing activities	-	138,763
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debentures	600,000	-
Net cash provided by financing activities	600,000	-
Net increase (decrease) in cash	107,931	(26,709)
CASH AT BEGINNING OF PERIOD	96,833	74,496
CASH AT END OF PERIOD	$ 204,764	$ 47,787
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Proceeds from convertible debentures allocated to conversion option	$ 600,000	$ -
Common stock issued for conversion of debentures	35,000	90,313
Due to working interest holders converted to promissory note	46,642	-

The accompanying notes are an integral part of these financial statements

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months and nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2014.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred annual operating losses since inception.   As of June 30, 2014, the Company has limited financial resources with which to achieve its business objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $25,811,011 and net loss of $1,784,019 for the nine months ended June 30, 2014, and as of that date the Company's current liabilities exceeded its current assets by $2,521,756.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and to control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt exists about its ability to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

Joint Venture Operations

In instances where the Company’s oil and gas activities are conducted jointly with others, the Company’s accounts reflect only its proportionate interest in such activities.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

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

The dilutive effect of convertible and outstanding securities at June 30, 2014 and 2013 would be as follows:

	June 30, 2014	June 30, 2013
Stock options	4,000,000	2,040,000
Convertible debt	110,028,675	37,528,700
Warrants	5,777,778	5,833,113
Total Possible Dilution	119,806,453	45,401,813

At June 30, 2014 and 2013, respectively, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	June 30, 2014	September 30, 2013	Input Hierarchy level
Assets:
Cash	$ 204,764	$ 96,833	Level 1
Reclamation bonds	150,320	150,236	Level 1
Liabilities:
Conversion option derivative	$ 1,151,230	$ 177,553	Level 2
Warrant derivative liability	82,367	41,553	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties at June 30, 2014 and September 30, 2013, consists of the following capitalized costs respectively:

	June 30, 2014	September 30, 2013
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$ 2,605,871	$ 2,605,871
Field equipment - Girard	579,027	579,027
Capitalized drilling costs	614,756	614,756
Subtotal	3,799,654	3,799,654
Less impairments	(2,432,087)	(2,432,087)
Less accumulated DD&A	(1,205,194)	(1,172,551)
Unproved and developed properties, net	162,373	195,016

UNPROVED AND UNDEVELOPED PROPERTIES
Kansas Girard Project	1,421,199	1,421,199
Less impairments	(839,363)	(839,363)
Less accumulated amortization	(581,836)	(581,836)
Girard Project, net	-	-
North Dakota Project, net	40,325	40,325
Unproved and undeveloped properties, net	40,325	40,325

TOTAL UNPROVED PROPERTIES	$ 202,698	$ 235,341

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

Net capitalized costs are comprised of the following; detailed by property:

	June 30, 2014	September 30, 2013
Crosby, North Dakota Properties
Proved reserves	$ 2,381,962	$ 2,381,962
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	416,429	416,429
Subtotal	3,998,638	3,998,638
Less impairments	(1,092,302)	(1,092,302)
Less accumulated DD&A	(2,737,695)	(2,617,952)
Total Proved Oil and Gas Properties	$ 168,641	$ 288,384

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

NOTE 6 - CONVERTIBLE DEBENTURES

On April 23, 2013, the Company entered into a Partial Reset of Conversion Price agreement (the “Partial Reset”) with certain institutional investors (the “Investors”) who are holders of convertible debentures  of the Company issued December 2009, April 2010 and October 2010 (the “December 2009 Transaction”, the “April 2010 Transaction” and the “October 2010 Transaction”).  Under the terms of the Partial Reset, the Investors and the Company agreed to the following terms:

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

The Maturity Dates of all outstanding Debentures shall be extended to June 30, 2014;

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

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

On June 3, 2014, the Company entered into a Partial Reset of Conversion Price for the 10% Senior Secured Convertible Debentures agreement (the “2014 Partial Reset”) with one of the Investors.  Under the terms of the 2014 Partial Reset, the Investor and the Company agreed to the following terms:

The Investor has the right to convert, into common stock of the Company, up to two hundred thousand dollars ($200,000) (in addition to the principle amount of the Debentures rest in the 2013 Partial Reset) of the principal amount of the Debentures outstanding at a Conversion Price equal to $0.01.

The Company has considered the impact of ASC 470-50 “Debt Modifications and Extinguishments” of the 2014 Partial Reset and concluded it constitutes a substantial modification and therefore should be accounted for as an extinguishment of debt.  During the three months ended June 30, 2014, the Company recognized a loss on extinguishment of $317,460 representing the change in fair value of the embedded conversion option at the date of modification.

On June 3, 2014, the Company entered into Securities Purchase Agreements with an institutional investor and the Chairman of the Board of Directors of the Company (each an “Investor” and together the “Investors”), wherein the Company agreed to sell and the Investors agreed to purchase $400,000 (total) of Secured Convertible Debentures. The Debentures are due sixty (60) months from the date of closing. The Debentures are secured by a security agreement granting the Investors a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company also entered into a Stock Pledge Agreement pledging to each Investor, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportation Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).

The Debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 40,000,000 shares.

On June 5, 2014, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Investor”), wherein the Company agreed to sell and the Investor agreed to purchase a $200,000 Secured Convertible Debenture (the “Debenture”).  The Debenture is due sixty (60) months from the date of closing. The Debenture is secured by a security agreement granting the Investor a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company will also enter into a Stock Pledge Agreement pledging to the Investor, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportation Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).

The Debenture is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares.

On June 5, 2014, the price for the Company’s common stock exceeded the $0.01 conversion price stated in the debentures. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the debenture date, a total discount of $600,000 was recognized on the debentures. The discount will be amortized over the term of the debentures using the straight-line method, which approximated the effective interest method. The Company recorded $10,000 in interest expense related to the amortization of the discount for the three months ended June 30, 2014. The remaining discount balance was $590,000 at June 30, 2014.

NOTE 7 - DERIVATIVE LIABILITIES

The debentures issued December 2009, April 2010 and December 2010 as discussed in Note 6 contain anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants issued with the debentures to require derivative accounting.  As such, management has valued them at fair value at the date of issuance and bi-furcated the option from the host instruments.

The debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by conversion prices of $0.05 and $0.01 per share at June 30, 2014.  Additionally common share purchase warrants were issued with an expiration date 42 months from the original issue date and permit the holders two exercisable options.  The warrants were exercisable by purchase of the Company’s common stock for cash, or alternatively, in a

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

cashless exercise, the number of shares being determined in accordance with a predetermined formula based on the Company’s then current stock price.

Conversion option derivative

For the three months ended June 30, 2014 and 2013, respectively, the fair value of conversion options was estimated at the periods end and amendment date using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates, including end of quarter revaluations:

	June 30, 2014	June 30, 2013
Risk-free interest rate	.06% to 0.10%	.05% to 0.11%
Expected term	.25 to .50 years	.25 to .50 years
Expected volatility	248.6% to 339.3%	277.8% to 375.2%
Fair value of conversion option derivative units	$.002 to $0.01	$0.0127 to $0.047

Below is detail of the change in conversion option liability balance for the three months ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,
	2014	2013

Beginning balance	$ 298,022	$ 570,358
Loss on extinguishment and conversion of debt	317,460	1,118,411
Net change in fair value of conversion option liability	535,748	(1,131,880)
Ending balance	$ 1,151,230	$ 556,889

Below is detail of the change in conversion option liability balance for the nine months ended June 30, 2014 and 2013, respectively.

	Nine months ended June 30,
	2014	2013

Beginning balance	$ 177,553	$ 109,414
Loss on extinguishment and conversion of debt	302,124	1,118,411
Net change in fair value of conversion option liability	671,553	(670,936)
Ending balance	$ 1,151,230	$ 556,889

Warrant derivative

For the three months ended June 30, 2014 and 2013, respectively, the fair value of warrants was estimated using the Black-Scholes option pricing model using the following weighted average assumptions and the associated revaluation range of assumptions on designated event dates over the past two years:

	June 30, 2014	June 30, 2013
Risk-free interest rate	.02% to 0.90%	0.07% to 0.15%
Expected term	1 month to 1 year	6 months to 1 year
Expected volatility	128.4% to 297.7%	191.2% to 330.72%
Fair value of warrant derivative units	$0.0002 to $0.028	$0.0202 to $0.0391

Below is detail of the change in warrant derivative liability balance for the three months ended June 30, 2014 and 2013, respectively.

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

	Three months ended June 30,
	2014	2013

Beginning balance	$ 45,073	$ 178,709
Loss on extinguishment and conversion of debt	-	38,856
Net change in fair value of warrant derivative liability	37,294	(113,685)
Ending balance	$ 82,367	$ 103,880

Below is detail of the change in warrant derivative liability balance for the nine months ended June 30, 2014 and 2013, respectively.

	Nine months ended June 30,
	2014	2013

Beginning balance	$ 41,553	$ 58,257
Loss on extinguishment and conversion of debt	-	98,056
Net change in fair value of warrant derivative liability	40,814	(52,433)
Ending balance	$ 82,367	$ 103,880

NOTE 8 - COMMON STOCK

Nine months ended June 30, 2014

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

NOTE 9 - BROKER AND SHARE PURCHASE WARRANTS

A summary of the Company's share purchase and broker warrants outstanding at June 30, 2014 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2012	221,335	$ 0.05	4,777,778	$ 0.05
Forfeited	(166,000)	0.05	-	-
Exercised	-	-	-	-
Granted	1,000,000	0.06	-	-
Balance outstanding, September 30, 2013	1,055,335	$ 0.06	4,777,778	$ 0.05
Forfeited	(55,335)	(0.05)	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, June 30, 2014	1,000,000	$ 0.06	4,777,778	$ 0.05

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

The exercise price and expiration dates of the broker and share purchase warrants as revised by the Partial Reset (Note 7) is presented as follows:

Holder	Warrants outstanding	Exercise Price	Expiration date

Share purchase warrants	2,000,000	$0.05	July 21, 2014
Share purchase warrants	2,777,778	$0.05	January 26, 2015
Total share purchase warrants	4,777,778

Broker warrants	1,000,000	$0.06	February 15, 2017
Total broker warrants	1,000,000

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

The fair value of each option award was estimated on the date of the grant using the information and assumptions noted in the following table:

October 10, 2013
Risk-free interest rate	0.68%
Expected term	3.5 years
Expected volatility	196%
Fair value of options	.0093

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2012 and 2013	2,040,000	$ 0.20	$ -
Issued	4,000,000	0.01	77,600
Exercised	-	-	-
Forfeited or rescinded	(2,040,000)	(0.20)	-
Balance outstanding, June 30, 2014	4,000,000	$ 0.01	$ 77,600

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

A summary of the status of the Company’s non-vested stock options outstanding at June 30, 2014 is presented as follows:

	Number of options	Weighted Average Fair Value Per Share
Nonvested, September 30, 2012	80,000	$ 0.16
Granted	-	-
Vested	(80,000)	0.16
Forfeited	-	-
Nonvested, September 30, 2013	-	-
Granted	4,000,000	0.01
Vested	(3,000,000)	(0.01)
Forfeited	-	-
Nonvested, June 30, 2014	1,000,000	$ 0.01

The total value of the Plan stock option awards is expensed ratably over the vesting period of the employees receiving the awards.  As of June 30, 2014, total unrecognized compensation cost related to stock-based options and awards is $9,360 and the related weighted average period over which it is expected to be recognized is approximately .25 years.

The average remaining contractual terms of the options both outstanding and exercisable at June 30, 2014, was 4.28 years.  No options were exercised during the three and nine months ended June 30, 2014.  At June 30, 2014 and 2013, the Company had 4,000,000 options granted and outstanding.

Total compensation charged against operations under the plan for officers, directors, employees and consultants was $9,360 and $3,146, and $28,080 and $9,437, for the three months and nine months ended June 30, 2014 and 2013, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at June 30, 2014, was $58,200 based on the Company’s closing price of $0.0294 per common share at June 30, 2014.

NOTE 11 - RELATED PARTY TRANSACTIONS

On December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current chairman of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three and nine months ended June 30, 2014 and 2013, $7,500 and $7,500, and $22,500 and $22,000, respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of June 30, 2014 was $17,391.

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

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC. As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013.  The work

Jayhawk Energy, Inc. and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2014

required to plug the Knudsen 1 well was completed on or about January 1, 2014.  The range of associated penalties as proposed by the NDIC was $100,000 to $525,000 for failure to comply.

As September 30, 2013, the Company accrued $330,000 as an estimate of total liability related to the Jenks and Knudsen reclamation. On June 30, 2014, the Company revised the estimate related to the Jenks and Knudsen reclamation and accrued an additional $190,947 for completion of remaining remediation.   The Company has paid $118,702 through June 30, 2014 toward the estimated total liability. The remaining balance at June 30, 2014 is $211,298 and is classified as “Accrual for North Dakota reclamation”.

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

The Company made the final installment payment of $16,000 to the State of North Dakota on June 26, 2014.

NOTE 13 – SUBSEQUENT EVENTS

On July 12, 2014, the Company completed reclamation work on both the Jenks 1 and Knudsen 1 waste water storage pits.  Unseasonably heavy rains which saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved.  The Company also completed plugging of the ‘production zone’ on the Jenks 1 well and has submitted a permit to convert the Jenks 1 well to a salt water disposal well.  Final costs incurred approximated the accrual on the consolidated balance sheet at June 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended June 30, 2014 and 2013

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

Oil and Gas Properties

During the three months ended June 30, 2014, the Company focused resources on remediating disposal pits of the abandoned Jenks and Knudsen wells adjacent to its Crosby oil properties.  Though hampered by unseasonable rains, the Company successfully completed reclamation of the Jenks and Knudsen pits following the end of the fiscal quarter ended June 30, 2014 but prior to the issuance of this report.  The Company also successfully completed plugging the Jenks well and has substantially completed all remediation activities associated with the administrative claim by the North Dakota Industrial Commission.  The Company is currently engaged in the environmental assessment and permitting phase related to construction of a salt water disposal well on the former Jenks well site.

The Company performed significant pad site and road repair to improve access to the producing wells in North Dakota.  As a result of improved accessibility, oil sales volume improved from 364 barrels in April 2014 to 383 barrels in May 2014 and 1,224 barrels in June 2014.

Consequently, production expenses which include remediation costs and repairs exceeded revenues from oil production by $176,584 for the quarter ended June 30, 2014.  Management estimates production expenses will decrease to more normal historical levels on a go-forward basis.  The remediation and repair costs were paid for by proceeds of convertible debenture financing in June 2014.

The Company also entered into a Farmout Agreement with Vast Petroleum Corporation on Jayhawk’s Kansas natural gas asset and pipeline.  Vast provides significant operational and technical expertise in oil and gas operations in Southeast Kansas and will assess the economic viability of resuming production in the region.  An Area of Mutual Interest provision within the Farmout Agreement also establishes a formal relationship between the two companies for future exploration and development projects in Bourbon and Crawford Counties, Kansas, whereby each party agrees to provide the other the option to participate under the same terms of the Farmout Agreement.

Revenues – For the three months ending June 30, 2014 and 2013, revenues reported as JayHawk's net working interest were $83,994 and $109,328 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2014 and 2013, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2014	2013	2014	2013	2014	2013
Oil Sales (in barrels)	1,971	2,668	$ 82.34	$75.24	$ 162,289	$ 200,718
Gas Sales (in thousand cubic feet)	-	-	$ -	$ -	-	-
Total Gross Receipts					162,289	200,718
Less:working & royalty interests					(74,522)	(89,286)
Less:severance taxes					(3,773)	(2,104)
Net Revenues to JayHawk					$ 83,994	$ 109,328

The comparative volume of oil and gas delivered and the average prices received during each of the two respective nine month periods of 2014 and 2013, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2014	2013	2014	2013	2014	2013
Oil Sales (in barrels)	5,451	6,809	$ 74.52	$72.36	$ 406,184	$ 492,709
Gas Sales (in thousand cubic feet)	-	-	-	$ -	-	-
Total Gross Receipts					406,184	492,709
Less:working & royalty interests					(183,355)	(218,613)
Less:severance taxes					(9,403)	(10,942)
Net Revenues to JayHawk					$ 213,426	$ 263,154

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending June 30, 2014, JayHawk sold a gross 1,971 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $76.07 to a high of $86.94 during the three month period ending June 30, 2014.  This production was sold at average prices of $82.34/Bbl.  During the comparable period ending June 30, 2013 the quarterly sales volumes were 2,668 Bbls.  Field prices (after delivery charges) fluctuated from a low of $69.93 to a high of $79.50/Bbl.  Average prices received per barrel of crude oil were $75.24 for the three months ending June 30, 2013.

Volumes of oil delivered during the three month period ending June 30, 2014 decreased by 697 barrels (-26%) over the same timeframe in 2013.  The Company operated four of five wells intermittently in the three months ended June 30, 2014 for an aggregate of 134 production days of 455 days available for production (29.5%) compared to 173 production days of 455 days available for production (38.0%) for the three months ended June 30, 2013.

The Company encountered mechanical issues on its Burner, Erickson, Landstrom and Kearney wells during the three months ended June 30, 2014.  A portion of the proceeds of the June debenture financing was utilized to perform much needed deferred maintenance on those wells.  Consequently, by mid-July 2014, the Company was producing oil at all five well sites concurrently for the first time since September 2012.

Gas Revenues – There was no gas production during the quarter ended June 30, 2014.  The Company entered into a Farmout agreement on April 18, 2014 with Vast Petroleum Inc.  Vast will assume operational responsibility of Jayhawk Gas Transport’s pipeline and evaluate the economic viability of resuming natural gas production in the adjacent acreage.

Production and Operating Expenses (Income) – Total operating expenses for the three months ended June 30, 2014 and 2013 were $426,795 and $184,558 respectively.  The expenses are segregated as follows:

	Three months ended June 30, 2014				Three months ended June 30, 2013
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$ 260,578	$ 1,582	$ -	$ 262,160	$ 22,756
Depreciation, depletion and amortization	43,276	8,474	-	51,750	77,746
General and administrative	-	-	109,234	109,234	79,369
Accretion of asset retirement obligation	2,775	876	-	3,651	4,687
Total	$ 306,629	$ 10,932	$ 109,234	$ 426,795	$ 184,558

Total production expenses for the North Dakota oil operations were $260,578 (310.0% of oil revenue) for the three months ended June 30, 2014 compared to $19,065 (17.44% of oil revenue) for the three months ended June 30, 2013.  The production expenses for North Dakota oil operations included reclamation and remediation costs of $190,947 related to the Jenks and Knudsen wells.  The Company also incurred repairs and workover expenses of $26,632 during the three months ended June 30, 2014.

A comparative analysis of general and administrative expense for the nine month period ending June 30, 2014 and 2013 is provided in the following table:

	Nine months ended June 30, 2014				Nine months ended June 30, 2013
	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$ 368,514	$ 5,501	$ -	$374,015	$ 107,277
Depreciation, depletion and amortization	119,743	32,643	-	152,386	205,527
General and administrative	-	-	341,434	341,434	261,638
(Gain) on sales of leases and equipment	-	-	-	-	(90,721)
Accretion of asset retirement obligation	8,326	2,627	-	10,953	14,060
Total	$ 496,583	$ 40,771	$ 341,434	$878,788	$ 497,781

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending June 30, 2014 and 2013 is provided in the following table:

	Three months ended June 30,
	2014	2013	$$ Change	Pct change

Compensation and payroll taxes	$ 40,524	$ 28,862	$ 11,662	40.4%
Stock option expense	9,360	3,146	6,214	197.5%
Legal, professional and consulting	20,336	4,125	16,211	393.0%
Audit and public company expense	7,707	12,930	(5,223)	-40.4%
Insurance	14,405	17,577	(3,172)	-18.0%
Office and other general and administrative	16,902	12,729	4,173	32.8%
Total	$ 109,234	$ 79,369	$ 29,865	37.6%

Total general and administrative expense has increased $29,865 (37.6%) during the three month period ending June 30, 2014 compared to the prior year.  Compensation and payroll expense has increased $11,662, as the Company recognized salary expense deferred from the prior quarters.

Legal, professional and consulting fees increased $16,211 (393.0%) for the three months ended June 30, 2014 compared to the prior year.  This increase is primarily due to legal fees related to documentation of debenture financing and remaining legal fees for preparation of the Farmout Agreement with Vast Petroleum.

All other general and administrative expense of $16,902 for the three months ended June 30, 2014, which was an increase of $4,173 from the same period ending June 30, 2013.  Insurance expense decreased $3,172 over the prior year.

The Company continues to aggressively explore opportunities to increase shareholder value by, among other possibilities, raising capital; seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations; and otherwise increasing revenues.

A comparative analysis of general and administrative expense for the nine month period ending June 30, 2014 and 2013 is provided in the following table:

	Six months ended June 30,
	2014	2013	$$ Change	Pct change

Compensation and payroll taxes	$ 104,148	$ 84,604	$ 19,544	23.1%
Stock option expense	28,080	9,437	18,643	197.6%
Legal, professional and consulting	60,349	18,488	41,861	226.4%
Audit and public company expense	60,196	69,113	(8,917)	-12.9%
Insurance	46,786	45,121	1,665	3.7%
Office and other general and administrative	41,875	34,875	7,000	20.1%
Total	$ 341,434	$ 261,638	$ 79,796	30.5%

Other income (expense) – for the three month period ending June 30, 2014 and 2013, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended June 30,
	2014	2013	$$ Change	Pct change
Net interest and financing costs	$ (37,396)	$ (29,614)	$ (7,782)	26.3%
Miscellaneous expense	-	(21,971)	21,971	(100.0%)
Amortization of debt discount	(10,000)	-	(10,000)	-
Loss on extinguishment and conversion of debt	(317,460)	(1,518,520)	1,201,060	(79.1%)
Gain (loss) on change in fair value of conversion option derivative	(535,748)	1,131,880	(1,667,628)	(147.3%)
Gain (loss) on change in fair value of warrant derivative	(37,294)	113,685	(150,979)	(132.8%)
Total other income (expense)	$ (937,898)	$ (324,540)	$ (613,358)	189.0%

A comparative analysis of other income (expense) for the nine month period ending June 30, 2014 and 2013 is provided in the following table:

	Nine months ended June 30,
	2014	2013	$$ Change	Pct change
Net interest and financing costs	$ (94,166)	$ (153,450)	$ 59,284	(38.6%)
Miscellaneous expense	-	(20,894)	20,894	(100.0%)
Amortization of debt discount	(10,000)	-	(10,000)	-
Loss on extinguishment and conversion of debt	(302,124)	(1,518,520)	1,216,396	(80.1%)
Gain (loss) on change in fair value of conversion option derivative	(671,553)	670,936	(1,342,489)	(200.1%)
Gain (loss) on change in fair value of warrant derivative	(40,814)	52,433	(93,247)	(177.8%)
Total other income (expense)	$ (1,118,657)	$ (969,495)	$ (149,162)	15.4%

Cash Flows, Liquidity and Capital Resources

As of June 30, 2014, current assets totaled $321,515, consisting of cash, $204,764 and accounts receivable of $98,725.  At the same time the Company's current liabilities were $2,843,271, of which $1,038,687 are debentures with maturity of less than one year.  Consequently, management has classified the debentures as current liabilities.  This working capital shortage of $2,521,756 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the

Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $492,069 for the nine months ending June 30, 2014, compared to $165,472 used by operating activities for the nine month period ending June 30, 2013.  The net cash used by operating activities included remediation of the Knudsen and Jenks well in the amount of $147,776 for the nine months ended June 30, 2014.

Net cash provided by investing activities totaled $Nil during the nine months ending June 30, 2014 as compared to $138,763 in the same period ending June 30, 2013.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net increase of $107,931 which is a increase in the Company's cash balance of $96,833 existing at September 30, 2013, to the cash balance at June 30, 2014 of $204,764.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures – The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon the evaluation of those controls and procedures performed as of June 30, 2014, the date of this report, our chief executive officer concluded that our disclosure controls and procedures were effective to allow timely decisions regarding required disclosure.

(b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

The Company has outstanding, with certain institutional investors, convertible debentures in the outstanding principal amount, as of June 30, 2014, of $1,038,687 (See Note 7 Convertible Debentures).  The convertible debentures matured as of June 30, 2014.  The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

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

JayHawk Energy, Inc., a Colorado corporation

Date: August 15, 2014	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, President and Chief Executive Officer