Form 10-K
period 2014-09-30
Jayhawk Energy, Inc.
filed 2015-01-13
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended September 30, 2014

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

 Commission File Number 000-52711SEC

 JAYHAWK ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
611 E. Sherman Avenue Coeur d'Alene, Idaho (Address of principal executive office)	83814 (Postal Code)
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

 Accelerated Filer [ ]

 Non-Accelerated Filer [ ]

Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [x]

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on March 31, 2014 was $957,104

As of December 31, 2014 there were 80,375,841 shares of issuer’s common stock outstanding.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2014

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

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (SEC).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year" or "current fiscal year” refers to the 12 month period ending September 30, 2014.

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

In March and April of 2008 the Company augmented its initial investment in southeast Kansas with the acquisition of additional assets, referred to as the Girard properties, including leased acreage,  34 gas wells, and a 16 mile natural gas pipeline.  During July and August of 2008 the Company completed drilling, casing and tying-in of an additional 20 gas wells.

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

As of September 30, 2014, JayHawk Energy remains an early stage oil and gas exploration company. The Company's immediate business plan is to focus its efforts on further developing as yet undeveloped acreage in Southeast Kansas and to expand its oil production on its Crosby (f/k/a Candak), North Dakota properties.  The Company's main priority will be given to projects with near term cash flow potential, although consideration will be given to projects that may not be as advanced from a technical standpoint but demonstrate the potential for significant upside.  Future development activities will be determined by the Company's ability to access sources of sufficient funding.

Oil and Gas Properties

Please refer to Item 2 of this Form 10-K for discussion on the Company’s oil and natural gas properties and reserves.

Employees

During the year ending September 30, 2014, JayHawk Energy, Inc., utilized one individual to manage and operate its business.  Administrative and executive functions are carried out by one individual located in Coeur d' Alene, Idaho.   Oil production operations are overseen by the Company’s President and a field superintendent located in the Williston Basin area of North Dakota.  The field superintendent in North Dakota is compensated as an independent contractor.  Going forward, and for the foreseeable future, the Company plans to outsource its geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

Competitive Business Conditions

JayHawk Energy is an early stage oil and gas exploration company. The Company competes with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom JayHawk competes have greater financial and technical resources than those currently available to the Company. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on the Company's ability to achieve the financing necessary for us to conduct further exploration of its acquired properties.

The Company will also compete with other similarly positioned oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in early stage oil and gas exploration companies. The presence of competing oil and gas exploration companies may have an adverse impact on JayHawk's ability to raise additional capital in order to fund its exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the oil and gas properties under investigation and the price of the investment offered to investors.  Additionally, there is competition for other resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Patents and Trademarks

JayHawk Energy does not own, either legally or beneficially, any patent or trademark.

Governmental Regulations

The Company's oil and gas operations are subject to various federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment..  As detailed in Note 16 of the accompanying financial statements for the year ended September 30, 2013, the Company has accrued $330,000 for plugging and reclamation of its oil and gas exploration property in North Dakota. The requirements imposed by such laws and regulations are periodically changed and subject to interpretation, and we are unable to predict the ultimate cost of additional compliance with these requirements or their effect on operations.

ITEM 1A.  RISK FACTORS RELATED TO THE COMPANY'S BUSINESS

JayHawk is subject to various risks and uncertainties in the course of its business.  The following summarizes some, but not all, of the risks and uncertainties that may adversely affect its business, financial condition or results of operations.

Going Concern – As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2014, JayHawk Energy has limited financial resources with which to achieve its objectives and obtain profitability and positive cash flows.  Achievement of the Company's objectives will be dependent upon its ability to obtain additional financing, to locate profitable oil and gas properties and generate revenue from the current and planned business operations, and control costs.  The Company plans to fund future operations by joint venturing, obtaining additional financing from investors, and attaining additional commercial production.  However, there is no assurance that JayHawk Energy will be able to achieve these objectives.

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

Financial Risks:  JayHawk Energy's business may be harmed if the Company is unable to retain interests in existing leases.  All of the Company's properties are held under licenses, working interests in operating agreements and interests in oil and gas mineral leases,  some of which expire within the next twelve months. If the Company fails to meet the specific requirements of a particular lease, especially any future drilling and production requirements, the lease may be terminated or otherwise expire. The Company cannot be assured that it will be able to meet its obligations under each lease. The termination or expiration of its working interest relating to any lease would harm the Company's business, financial condition and results of operations.

Estimation Risks:  Reserve estimates, like all estimates, are subject to numerous uncertainties and may be inaccurate.  There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived therefrom, including many factors beyond the Company's control. The reserve and associated cash flow information set forth herein represent estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Actual production, revenues, taxes and development and operating expenditures with respect to the Company's reserves will vary from estimates thereof and such variations could be material.

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

Risk related to disclosure controls:  As a result of ineffective disclosure controls and procedures and ineffective internal control over financial reporting causing unreliable financial reporting, the Company has, in the past, disseminated incorrect financial information to the public.  The Company's management evaluated its disclosure controls and procedures as of September 30, 2014 and concluded that as of that date, the Company's disclosure controls and procedures were not effective. In addition, management evaluated the Company's internal control over financial reporting as of September 30, 2014 and concluded that that there were material weaknesses in the Company's internal control over financial reporting as of that date and that its internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

S.E. Kansas - Girard Properties -The Girard Project is in Crawford County Kansas which the Company acquired on March 31, 2008.  With this transaction JayHawk acquired 34 wells, of which 7 were tied into a pipeline also acquired at this time (more fully described immediately following).  This acquisition provided JayHawk infrastructure necessary for future development of existing and acquired leased acreage, and during July and August of 2008, the Company completed drilling and casing an additional 21 gas wells.  JayHawk Energy's acreage position in both Bourbon and Crawford counties Kansas was enhanced again with the acquisition from Missouri Gas Partners of certain oil, gas and mineral rights to 11,462 leased acres in June of 2008.  As of September 30, 2014, the Company has 21 producing gas wells tied into the pipeline.  Since June of 2008 through September of 2014, the Company's gas production and sales has contributed $306,153 in net revenues.  At this time, The Company produces only natural gas at its Girard, Kansas well sites.  This is more fully discussed in Note 5 to the Consolidated Financial Statements of this Form 10-K.

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

North Dakota - Crosby (formerly Candak) Project – On January 16, 2008, the Company acquired a 65% working interest in five producing oil wells, historically referred to as the Candak properties but currently referred to as the Crosby properties more properly reflecting the pool designation of the properties, located in the Williston Basin area of North Dakota.  In addition to the five producing wells, the Company acquired certain oil, gas, and mineral rights in a 15,500-acre land position, of which the land position leases have subsequently lapsed  The Crosby properties provide production of approximately 40 barrels ("Bbls") of light to medium crude oil daily from the five existing wells.  Since their acquisition and through September 30, 2014 these five wells have produced and sold in excess of 102,000 Bbls. and generated net revenues to JayHawk of $3,966,866.

During the year ending September 30, 2010, JayHawk drilled two vertical wells on the Crosby property in order to develop the Mississippian reservoir further within the pool.  The wells exhibited marginal production potential after attempts to stimulate flow and are currently shut-in.  The Company plugged one of the shut in wells (Knudsen) and completed substantially all  reclamation efforts of the adjacent pits during the first seven months of calendar year 2014.  The remaining Jenks well has been plugged and  is currently under consideration for conversion to a water disposal well in order to reduce operating expense.

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

Disclosure of Reserves – The Company holds proved oil reserves in North Dakota.  For the North Dakota properties, the independent petroleum engineering firm of Cedar Technical Services (“Cedar”) of Baldwin City, Kansas, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2014.  The independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. (“McDaniel”) of Calgary, Alberta Canada, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2013.

The future net cash flows (and related present value) attributable to proved and probable reserves were calculated for each well and the properties in total as of these respective dates.  Proved developed reserves are defined as estimated quantities of oil, natural gas and natural gas liquids which upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable  in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved undeveloped reserves are those reserves which can be expected to be recovered from new wells with existing equipment and operating methods.

The reserve data set forth in the reports and in this Report represents only estimates, and should not be construed as being exact quantities.  The reserves may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

Cedar’s Report of Third Party for the Evaluation of Oil Reserves attributed to Jayhawk Energy, Inc’s. interest in the Crosby property in the United States and related consent for use is filed as an Exhibit with this 10-K.

McDaniel’s Report of Third Party for the Evaluation of Oil Reserves attributed to Jayhawk Energy, Inc.’s interests in the Crosby in the United States and related consent for use is filed as an Exhibit with this 10-K.

The independent expert engineering, geological, and technical advisory background of both Cedar and McDaniel are disclosed in the associated Exhibits to this 10-K.

Both Cedar and McDaniels & Associates used all assumptions, data, methods and procedures they considered necessary and appropriate under the circumstances to prepare their estimates.  The reserves set forth in their reports for the properties are estimated by performance methods or analogy.  In general, reserves attributable to producing wells and reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data.  Reserves attributable to non-producing and undeveloped reserves included in the reports are estimated by analogy.  The estimates of the reserves, future production, and income attributable to properties are based on the reserve definitions set out in Rule 4-10(a) in SEC Regulation S-X.

Both the Cedar and McDaniel & Associate reports summarize conclusions made by them with respect to the reserve estimates.  To estimate economically recoverable crude oil, many factors and assumptions were considered, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates.  Under applicable SEC regulations, proved reserves must be demonstrated to be economically producible based on the existing economic conditions including the prices and costs at which economic production from a reservoir is determined as of the effective date of the report.  With respect to the property interests the Company owns, production and well tests from examines wells, normal direct costs of operating the wells or leases, other costs such as transportation and processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

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

A summary of the Company’s net proved oil reserves for the North Dakota, Crosby properties for the years end September 30, 2014, 2013 and 2012 are presented below:

	2014	2013	2012
	Oil (Bbls)	Oil (Bbls)	Oil (Bbls)
PROVED
Developed producing - North Dakota	85,122	39,300	44,100
Developed non-producing – North Dakota	7,635	-	-
Undeveloped - North Dakota	27,009	21,600	21,600
Ending balance	119,766	60,900	65,700

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

With respect to the Company’s properties, the control over reserve estimates included retaining Cedar and McDaniel as our independent and geological auditing firms for the periods indicated in their respective reports.  Jayhawk provided both Cedar and McDaniel with information about its oil properties, including production profiles, prices and costs, and both Cedar and McDaniel reviewed the estimates of the reserves attributable to oil properties.  Both Cedar Technical Services and McDaniel & Associates Consulting LTD are independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry.

All of the information on the North Dakota oil reserves for the years ended September 30, 2013 and 2012 in this Report is derived from McDaniel & Associates’ report.  All of the information on the North Dakota oil reserves for the year ended September 30, 2014 in this Report is derived from the Cedar Technical Services report

Proved undeveloped reserves

At September 30, 2014, management estimated the Company had proved undeveloped reserves (PUDs) of 27,009 Bbls for its North Dakota properties which accounted for 22.6% of its total estimated North Dakota proved oil reserves.  The table following table discloses the Company's PUDs during 2014, 2013 and 2012:

	2014	2013	2012
PUDS beginning of year	21,600	21,600	21,400
Revisions of previous estimates	5,409	-	200
Conversions to proved developed reserves	-	-	-
Additional PUDs added	-	-	-
PUDs end of year	27,009	21,600	21,600

Production volumes

The following table set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Company for the period indicated.  The Company's oil wells are located in North Dakota.  The Company's natural gas wells are located in Kansas:

	Years ended September 30,
	2014	2013	2012
Oil (North Dakota)
Production volumes:
Oil production (Bbls)	10,066	10,081	13.398
Average daily production (BOED)	27.58	27.6	36.7

Natural Gas (Kansas)
Production volumes:
Natural gas (mcfs)	-	-	1,810
Average daily production (mcfs)	-	-	4.96

The oil and gas sales revenue shown in the table below is the Company’s net share of annual revenue in each project for the past three fiscal years:

	Years ended September 30,
	2014	2013	2012
Oil revenue (North Dakota)	$ 394,925	$ 411,576	$ 659,617
Gas revenue (Kansas)	-	-	3,612
	$ 394,925	$ 411,756	663,229

The table below shows the average sales price per unit and average cost of goods sold per unit the Company received for oil and natural gas for the past three fiscal years:

	Years ended September 30,
	2014	2013	2012
Average sales price:
Oil - per barrel (North Dakota)	$ 75.24	$ 78.40	$ 74.37
Gas - per mcf (Kansas)	NA	NA	3.01

Average cost of good sold:
Oil - per barrel (North Dakota)	$ 22.87	$ 19.39	$ 15.61
Gas - per mcf (Kansas)	NA	NA	17.10

Drilling and Development Activity

The following table sets forth wells drilled and completed during the periods indicated on the Company's oil and gas properties:

No wells were drilled and completed in the years ended September 30, 2014 and 2013.  The Company experienced no dry wells in the years ended September 30, 2014 and 2013.

The following table summarizes the Company's total oil wells by type as of September 30, 2014.  A net well represents the Company's percentage ownership of a gross well.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flowback subsequent to fracture stimulation.   All oil wells are located in North Dakota; all natural gas wells are located in Kansas.

	Producing Wells		Non-producing wells
	Gross	Net	Gross	Net
Oil wells	5	3.25	-	-
Natural gas wells	-	-	25	25.00
Totals	5	3.25	25	25.00

Title to Properties

Management believes the Company has satisfactory title to all of its U.S. properties in accordance with standards generally accepted in the oil and gas industry.  The properties are subject to customary royalty interests, liens for current taxes and other burdens, which management believes does not materially interfere with the use of or affect the value of such properties.  Prior to acquiring undeveloped properties, the Company performs a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry.  Before the Company commences drilling operations, it conducts a thorough title examination and performs curative work with respect to significant defects before proceeding with operations.  The Company has performed a thorough title examination with respect to substantially all of its active properties.

Delivery Commitments

The Company currently has no delivery commitments for product obtained from its wells.

Dry Holes

The Company did not experience any dry holes in fiscal years ending September 30, 2014, 2013 or 2012.

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

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company is required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks 1 and Knudsen 1 wells respectively.  Further, the Consent Agreement allows that the Company must plug the “production zone” of the Jenks 1 well and then may apply for a permit to convert the Jenks 1 well to a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment per month for five successive months thereafter.  Should the Company fail to comply with the terms of the Consent Agreement, the Company is subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement).

The Company made the initial $25,000 payment and subsequently made each monthly payment with the final installment of $16,000 paid to the State of North Dakota on June 26, 2014.

Although reclamation work was to have been completed by June 30, 2014, unseasonably heavy rains which saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved. On July 12, 2014, the Company completed reclamation work on both the Jenks 1 and Knudsen 1 waste water storage pits.  The Company also completed plugging of the ‘production zone’ on the Jenks 1 well and set a balance plug on the Knudsen 1 well bore.  The Company has submitted an application for conversion of the Jenks 1 well to a saltwater disposal well which is currently under consideration by the North Dakota Industrial Commission.  The Company is performing additional engineering surveys and cost estimates related to construction of the salt water disposal well to address considerations requested by the North Dakota Industrial Commission.

With respect to the Knudsen 1 site reclamation, under North Dakota statute, the Company is required to revegetate the disturbed area with native species or with crops according to reasonable specifications of the surface owner.  The Company intends to plant native grass in the Spring of 2015 and believes it has substantially complied with the standards set for reclamation of the site.  Management does not believe the cost of replanting to be material at this time and, therefore, accrues no additional contingent liability.

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

	2014		2013
	High	Low	High	Low

1st Quarter End December 31	$0.009	$0.003	$0.03	$0.01

2nd Quarter End March 31	0.025	0.008	0.05	0.01

3rd Quarter End June 30	0.055	0.007	0.05	0.00

4th Quarter End September 30	0.038	0.016	0.02	0.01

 Holders

As of September 30, 2014, there were 91 stockholders of record who owned 80,375,841 shares of common stock.  The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of the Company's common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

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

Results of Operations

For the years ending September 30, 2014 and 2013 the Company reports net revenues of $394,925 and $411,756, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As commented on in Note 2 to the Consolidated Financial Statements for the period ended September 30, 2014, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2014 and 2013, JayHawk sold a gross 10,066 Bbls and 9,848 Bbls respectively.  Jayhawk’s Gross working interest in the revenues generated from the five North Dakota oil wells were $394,925 and $411,756 respectively.  Gross receipts reconciled to JayHawk net working interest, or revenue recognized is reflected in the following table:

	2014	2013	2012
Gross Sales Value	757,380	772,178	1,239,356
Less: Distributable to outside interest, production and severance taxes	(362,455)	(360,422)	(579,739)
Jayhawk's Gross Revenue	$ 394,925	$ 411,756	$ 659,617

The decrease in gross revenues evidenced here is attributable to the Company's ongoing constraints of working capital.  Regular and necessary maintenance is often delayed due to lack of sufficient cash resources.  Consequently, wells remain non-producing while cash reserves are built up from the remaining producing wells to address ongoing maintenance issues.  Management believes a work-over program including electrification and conversion of the abandoned Jenks well to a salt water disposal will dramatically increase cash flows from oil production.  Management is seeking joint venture partners and other sources of capital to initiate said program.

For the year ending September 30, 2014 the average price net of taxes and transportation costs the Company received for a barrel of oil was $75.24.  During the comparable period ending September 30, 2013 the average price received per barrel was $78.37.

Gas Revenues:  Revenues derived from gas sales for the years ending September 30, 2014 and 2013 were $Nil and $Nil, respectively. The Company suspended production in 2013 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future. The Company did not produce natural gas during the fiscal year ended September 30, 2014, due to flat natural gas prices and significant costs associated with upgrading the meters at its Bourbon County tap head.  The average price received for the 12 month period ending September 31, 2014 was $0.00 per mcf.  The average price received for the 12 month period ending September 30, 2013 was $0.00 per mcf.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2014 or 2013.

Production Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations increased from $195,513 for the year ending September 30, 2013 to $230,238 for the year ending September 30, 2014.  The primary factor in the increase was reworking the Kearney well and improving pad sites for all five producing wells to ensure more consistent access to the property.

Management does not anticipate significant increases in production expenses in the forthcoming year other than those related to increased production and oil sales.

Depreciation, depletion, amortization, abandonment and asset impairment expense: The aggregate of these expenses for the years ending September 30, 2014 and 2013 are detailed below.

	2014	2013
Depreciation, depletion and amortization
Field equipment and drilling costs - North Dakota	52,870	$ 96,826
Field equipment and drilling costs - Kansas	39,197	44,031
Computer, office equipment and leasehold improvements	-	3,781
Amortization of asset retirement obligation	10,899	11,504
Depletion - North Dakota	154,131	142,014
Total depreciation, depletion, amortization, abandonment and asset impairment expense	$ 257,097	$ 298,156

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

General and Administrative Expenses:  General and administrative expenses increased 8.6% or $33,535 to $424,752 for the year ending September 2013 from $391,217 for the comparable period ended September 30, 2013.

Directors’ fees were accrued but not paid in the years ended September 30, 2014 and 2013, respectively.

	Year ended September 30,		$$ Change	Pct change
	2014	2013

Compensation and payroll taxes	$ 90,764	$ 93,726	($ 2,962)	(3.2%)
Directors fees	54,000	53,000	1,000	1.9%
Stock option expense	24,803	12,584	12,219	97.1%
Legal, professional and consulting	60,661	60,892	(231)	(0.4%)
Audit and public company expense	74,769	61,567	13,202	21.4%
Insurance	65,011	61,069	(1,302)	6.5%
Office and other general and administrative	54,744	48,379	6,365	13.2%
Total	$ 424,752	$ 391,217	$ 33,535	8.6%

Included in General and Administrative Expense is the recognition of a non-cash Stock Option expense in the amount of $24,803 for the year ended September 30, 2014 awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan compared to $12,584 recognized in the year ended September 30, 2013.

Audit fees and public company expense increased for the year ended September 30, 2014 by $13,202 over the comparable year ended September 30, 2013.   Management expects audit fees and public company expense to decrease in the forthcoming fiscal year.  Legal, professional and consulting fees decreased $231 for the year ended September 30, 2014.

Management expects General and Administrative Expense to remain relatively constant in the forthcoming fiscal year.  In the event of a merger or acquisition, management expects compensation expense to increase proportionally with available capital resources.

Other Income (Expense):  Detail of the aggregate of this classification is disclosed in the following table:

	Year ended September 30,
	2014	2013	$$ Change	Pct change
Gain (loss) on change in fair value of conversion option derivative	$ (115,029)	$ 1,024,664	$ (1,139,693)	(111.2%)
Gain (loss) on change in fair value of warrant derivative	16,856	114,760	(97,904)	(85.3%)
Gain (loss) on extinguishment and conversion of debt	(383,951)	(1,492,912)	1,108,961	(74.3%)
Net interest and financing costs	(137,503)	(180,280)	42,777	(23.7%)
Amortization of discount on debentures	(40,000)	-	(40,000)	-
Loss on settlement of litigation	-	(21,971)	21,971	-
All other miscellaneous income (expense)	-	1,253	(1,253)	(100.0%)
Total other income (expense)	$ (659,627)	$ (554,486)	$ (105,141)	19.0%

Interest expense decreased $42,777 during the year ended September 30, 2014 compared to the year ended September 30, 2013.  As described in Note 12 of the financial statements, the Company incurred $59,200 in financing costs resulting from the issuance of broker warrants during the fiscal year ended September 30, 2013, an expense that was not replicated in the year ended September 30, 2014.  . The Company incurred interest expense of $121,080 exclusive of the broker warrants for the year ended September 30, 2013 compared to interest expense of $137,503 for the year ended September 30, 2014.  The increase was a result of additional debt incurred related to the reclamation of the Company’s North Dakota property.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of limited excess cash availability for investment.

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

Change in fair value of the conversion option derivatives increased as the fair value price of the instruments was above their conversion and exercise price for the year.  To that extent, the Company recognized additional loss on fair value of conversion option derivative of $115,029 for the year ended September 30, 2014, a change of $1,139,693 over the prior comparable year ended

September 30, 2013.

As the modification of terms related to the debentures resulted in extinguishment of debt under ASC 470-50-40-2, the Company charged $399,287 to operations.  The Company also recognize a gain of $15,336 related to a conversion of debt for the Company’s common stock of $35,000.

Liquidity and Capital Resources:  At September 30, 2014 and 2013, the Company's cash balances were $177,260 and $96,833, respectively.  The Company's accounts receivable totaled $55,528 and $68,497, respectively.  Subsequent to year-end, in October 2014, the Company received $55,528 from the current purchasers of its crude oil and gas production, representing proceeds of September sales, included in accounts receivable at September 30, 2014.

The Company's working capital deficit (current liabilities less current assets) was $2,635,213 at September 30, 2014 of which $1,038,687 is in the form of convertible debentures which are currently due.  At September 30, 2013, the Company's working capital deficit was $2,603,133, of which $1,073,687 of convertible debentures were due in the current year and in default.  The Company is seeking sources of capital to refinance the debenture and other accrued liabilities.

The increase in liabilities at September 30, 2014 is attributable to unanticipated costs associated with returning the Company's North Dakota oil wells to productivity and accrued contingencies related to plugging and reclamation work on the Jenks 1 and Knudsen 1 wells.  The Company accrued $330,000 at September 30, 2013 in anticipation of reclamation and remediation claims on its Jenks and Knudsen wells.  The Company incurred an additional $291,765 for the year ended September 30, 2014 related to reclamation of the Jenks and Knudsen wells.  As work was completed the associated vendor accounts payables increased.    At September 30, 2014, management believes there will be no additional material cost related to reclaiming the pits and surface area surrounding the Jenks and Knudsen wells.

To fully carry out the Company's business plans the Company needs to raise a substantial amount of additional capital, or obtain industry joint venture financing, which it is currently seeking. The Company is also contemplating a merger or consolidation with other business entities.  The Company can give no assurance that it will be able to raise such capital or enter into any other beneficial business arrangements. The Company has limited financial resources until such time that it is able to generate such additional financing or cash flow from operations. The Company's ability to establish profitability and positive cash flow is dependent upon its ability to exploit its mineral holdings, generate revenue from its planned business operations and control exploration cost.  Should the Company be unable to raise adequate capital or to meet the other above objectives, it is likely that the Company would have to substantially curtail its business activity, and that the Company's investors would incur substantial losses of their investment.

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

Cash Flows:  Net cash provided by operations decreased primarily due to less cash being received for the Company’s crude oil sales associated with improved ability to deliver oil to market.  In the year ending at September 30, 2014, cash used by operating activities exceeded cash provided by operating activities by $503,045, the primary use of cash being reclamation and plugging of the Jenks and Knudsen wells and surrounding surface area.  Exclusive of the accrued reclamation expense and additional costs of reclamation in the current year, cash provided by operations for the year ended September 30, 2014 was $102,316.  In the year ending at September 30, 2013, cash used by operating activities exceeded cash provided by operating activities by $116,426.

During the year ending September 30, 2014, investment activities used cash of $11,528 as compared to $138,763 of cash provided during the comparable period ending September 30, 2013.  The Company sold certain equipment in Kansas and undeveloped leases in North Dakota as a source of working capital during the year ended September 30, 2013.

 The Cash flows provided from financing activities were $600,000 and $Nil for the years ended September 30, 2014 and 2013, respectively.

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

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company was required to finish reclamation work on the two waste water storage pits adjacent to the Jenks 1 and Knudsen 1 wells respectively.  Further, the Consent Agreement allows that the Company must plug the “production zone” of the Jenks 1 well and then may apply for a permit to convert the Jenks 1 well to a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment per month for four successive months thereafter.

The Company made the final installment payment of $16,000 to the State of North Dakota on June 26, 2014.  As of September 30, 2014 the Company has completed substantially all reclamation work and has paid all fines assessed.

On July 12, 2014, the Company completed reclamation work on both the Jenks 1 and Knudsen 1 waste water storage pits.  Unseasonably heavy rains which saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved.  The Company also completed plugging of the ‘production zone’ on the Jenks 1 well and set a balance plug on the Knudsen 1 well bore.

With respect to the Knudsen 1 site reclamation, under North Dakota statute, the Company is required to revegetate the disturbed area with native species or with crops according to reasonable specifications of the surface owner.  The Company intends to plant native grass in the Spring of 2015 and believes it has substantially complied with the standards set for reclamation of the site.  Management does not believe the cost of replanting to be material at this time and, therefore, accrues no additional contingent liability.

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

September 30, 2014 and 2013

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Contents

Page

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

  24

Consolidated balance sheets

25

Consolidated statements of operations

26

Consolidated statement of changes in stockholders' equity (deficit)

27

Consolidated statements of cash flows

28

Notes to consolidated financial statements

29-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. (“the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, change in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JayHawk Energy, Inc. as of September 30, 2014 and 2013, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, PS

Spokane, Washington

January 7, 2015

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

September 30, 2014	September 30, 2013
ASSETS		
CURRENT ASSETS		
Cash	$ 177,260	$ 96,833
Trade accounts receivable, less allowance for doubtful accounts	55,528	68,497
Other current assets	19,490	10,299
TOTAL CURRENT ASSETS	252,278	175,629
PROPERTY AND EQUIPMENT		
Unproved properties, net (NOTE 4)	196,144	235,341
Proved properties, net (NOTE 5)	82,012	288,384
NET PROPERTY AND EQUIPMENT	278,156	523,725
RECLAMATION BONDS AND OTHER LONG TERM ASSETS (NOTE 6)	151,846	151,736
TOTAL ASSETS	$ 682,280	$ 851,090
LIABILITIES AND STOCKHOLDERS' (DEFICIT)		
CURRENT LIABILITIES		
Accounts payable	$ 775,227	$ 571,107
Due to working and royalty interests	596,442	540,676
Other payables, interest and taxes accrued	446,321	263,292
Accrual for North Dakota reclamation (NOTE 16)	-	330,000
Current portion of promissory note payable	30,814	-
Convertible debenture (NOTE 7)	1,038,687	1,073,687
TOTAL CURRENT LIABILITIES	2,887,491	2,778,762
LONG TERM LIABILITIES		
Convertible debentures, net of discount (NOTE 7)	40,000	-
Promissory note payable (NOTE 16)	5,828	-
Conversion option derivative liability (NOTE 8)	676,533	177,553
Warrant derivative liability (NOTE 8)	24,697	41,553
Asset retirement obligation (NOTE 9)	160,636	146,033
TOTAL LONG TERM LIABILITIES	907,694	365,139
TOTAL LIABILITIES	3,795,185	3,143,901
COMMITMENTS AND CONTINGENCIES (NOTE 16)	-	-
STOCKHOLDERS' (DEFICIT)		
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 80,375,841 and 76,875,841 shares issued and outstanding, respectively	80,375	76,875
Additional paid-in capital	22,313,609	21,657,306
Accumulated deficit	(25,506,889)	(24,026,992)
TOTAL STOCKHOLDERS' (DEFICIT)	(3,112,905)	(2,292,811)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 682,280	$ 851,090

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

September 30, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements.  These consolidated financial statements as of and for the years ended September 30, 2014 and 2013 are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied in the preparation of the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2014, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $25,506,889 and a net loss of $1,479,897 for the year ended September 30, 2014, and as of that date the Company's current liabilities exceeded its current assets by $2,635,213.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The dilutive effect of convertible and outstanding securities as of September 30, 2014 and 2013, would be as follows:

At September 30, 2014 and 2013, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. The was no allowance for doubtful accounts at September 30, 2014 and 2013. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

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

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds and promissory note payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $2,222,579 using the current market price per share of stock at September 30, 2014.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and September 30, 2013, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at September 30, 2014 and 2013, consists of the following capitalized costs respectively:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

For the years ended September 30, 2014 and 2013, respectively, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the present value of the expected revenues directly associated with the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the present value of such revenues.

The total of the Company's investment in proved properties and equipment at September 30, 2014 and 2013, consists of the following capitalized costs respectively:

NOTE 6 – RECLAMATION BONDS AND OTHER LONG-TERM ASSETS

Reclamation bonds and other long-term assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

NOTE 7 - CONVERTIBLE DEBENTURES

During the years ended September 30, 2011 and 2010, the Company issued 10% convertible debentures with an aggregate face value of

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

$2,000,000.    All of the debentures had a two year maturity from their respective issuance date and were issued with attached common stock purchase warrants.  The effective interest rate on the debentures was, and is, 10% per annum.  The debentures were secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

The debentures are convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share.  In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months,  which expired April 2014, and gave the purchasers the right to purchase the Company’s common shares at an initial exercise price of $0.18 per share. Subsequent to the initial issue date, the initial conversion price of $0.18 per share was amended to $0.12 per share based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures during the year ended September 30, 2011.

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

The change in terms of the debentures and share purchase warrants created a substantial modification of terms of the notes resulting in a loss on extinguishment of $1,492,912 which was charged to Loss on extinguishment on the Consolidated Statements of Operations for the year ended September 30, 2013.

On or about May 3, 2013, investors converted $90,313 in convertible debentures at $0.01 per share.  Pursuant to these conversions, the Company issued 9,031,400 shares of its common stock.  The Company also issued 7,085,263 shares of stock at $0.01 per share in payment of interest owed pursuant to the debentures.

On November 5, 2013, an investor converted $35,000 in convertible debentures at $0.01 per share.  Pursuant to this conversion, the Company issued 3,500,000 shares of common stock.

On June 3, 2014, the Company entered into a Partial Reset of Conversion Price for the 10% Senior Secured Convertible Debentures agreement (the “2014 Partial Reset”) with one of the Investors.  Under the terms of the 2014 Partial Reset, the Investor and the Company agreed to the following terms:

The Investor has the right to convert, into common stock of the Company, up to two hundred thousand dollars ($200,000) (in addition to the principal amount of the Debentures rest in the 2013 Partial Reset) of the principal amount of the Debentures outstanding at a Conversion Price equal to $0.01.

The Company considered the impact of ASC 470-50 “Debt Modifications and Extinguishments” of the 2014 Partial Reset and concluded it constituted a substantial modification and therefore should be accounted for as an extinguishment of debt.  During the year ended September 30, 2014, the Company recognized a loss on extinguishment of $399,287 representing the change in fair value of the embedded conversion option because of the modification.

Fiscal year ended September 30, 2014

On or about June 3, 2014, the Company entered into Securities Purchase Agreements with an institutional investor, and accredited investor and the Chairman of the Board of Directors of the Company (each an “Investor” and together the “Investors”), wherein the Company agreed to sell and the Investors agreed to purchase $600,000 (total) of Secured Convertible Debentures. The Debentures are due sixty (60) months from the date of closing. The Debentures are secured by a security agreement granting the Investors a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company also entered into a Stock Pledge Agreement pledging to

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

each Investor, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportation Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).

The Debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 60,000,000 shares.

Additionally, each Investor will receive: 1) a Wastewater Disposal Fee; and 2) a Royalty Interest.

Wastewater Disposal Fee: the Company agrees to pay each Investor a per barrel fee (the "Disposal Fee") for each barrel of wastewater, which emanates from the Company's five currently producing, as of the original issue date of the Debentures, oil wells located in North Dakota, which is disposed of in the Company's proposed wastewater disposal well to be located in North Dakota (the "Disposal Well").  For a period commencing on the original issue date of the Debentures and continuing for five years or until the Debenture is repaid by the Company, whichever is sooner, the Disposal Fee will be equal to one and no/I 00 dollars ($1.00) per barrel of wastewater disposed of in the Disposal Well. After year five and continuing until each respective Debenture repaid by the Company the Disposal Fee shall be equal to fifty cents ($.50) per barrel of wastewater, emanating from the Company's five currently producing, as of the date the Debenture is issued, oil wells located in North Dakota, disposed of in the Disposal Well.

Royalty Interest: beginning on the original issue date of the Debentures and continuing thereafter so long as the Company owns the subject wells, the Company agrees to pay each Investor a one percent (1%) overriding royalty interest, calculated monthly, on all proceeds received by the Company from sales of crude oil produced from the Company's five (5) then producing, as of the date the Debentures were issued, oil wells located in North Dakota

On June 3, 2014, the price for the Company’s common stock exceeded the $0.01 conversion price stated in the debentures. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the debenture date, a total discount of $600,000 was recognized on the debentures. The discount is being amortized over the term of the debentures using the straight-line method, which approximated the effective interest method. The Company recorded $40,000 in interest expense related to the amortization of the discount for the year ended September 30, 2014. The remaining discount balance was $560,000 at September 30, 2014.

At September 30, 2014, principal payments on debt are due as follows:

NOTE 8 - DERIVATIVE LIABILITIES

As discussed in Note 7, the Company entered into three separate issuances of convertible debentures, dated December 14, 2009, April 23, 2010, and October 20, 2010, which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance.

Conversion option derivative

For the years ended September 30, 2014 and 2013, the fair value of conversion options was estimated at the period’s end using the Black-Scholes option pricing model using the following weighted average assumptions.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Below is detail of the change in conversion option liability balance for the years ended September 30, 2014 and 2013, respectively.

Warrant derivative

At September 30, 2014 and 2013, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

As discussed in Note 12, during the first quarter of 2013, 1,000,000 warrants were issued to an investment banking advisor for services rendered.  The warrants contained anti-dilution provisions which call for the warrant exercise price to be reduced based on future issues of debt or equity with more favorable provisions.  Therefore, based on current guidance, the warrants were treated as derivatives.   The warrants were valued at $58,257 using the Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 0.81%, volatility of 158.4%, exercise price of $0.06, current market price of $0.06 per share and an expected life of 5 years.  The warrants expire February 15, 2017.

Below is detail of the change in warrant derivative liability balance for years ended September 30, 2014 and 2013, respectively.

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 7 to 15 years in the future, at an assumed inflation rate of 1.5 percent.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to accretion expense and for the years ended September 30, 2014 and 2013, was computed to be $14,603 and $18,746, respectively.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2014 and September 30, 2013, respectively:

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC. As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013 (Note 16).  The work required to plug the Knudsen 1 well was completed on or about January 1, 2014 and the work to plug the production zone of the Jenks well was completed on or about July 6, 2014. As September 30, 2013, the Company accrued $330,000 as an estimate of total liability related to the Jenks and Knudsen reclamation. For the year ended September 30, 2014, the Company revised the estimate related to the Jenks and Knudsen reclamation and accrued an additional $190,947 for completion of remaining remediation.

With respect to the Knudsen 1 site reclamation, under North Dakota statute, the Company is required to revegetate the disturbed area with native species or with crops according to reasonable specifications of the surface owner.  The Company intends to plant native grass in the Spring of 2015 and believes it has substantially complied with the standards set for reclamation of the site.  Management does not believe the cost of replanting to be material at this time and, therefore, accrues no additional contingent liability or revision to the asset retirement obligation liability.

NOTE 10 - COMMON STOCK

Fiscal Year End September 30, 2014

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

On October 10, 2013, the Board of Directors rescinded, from various officers and directors, 2,040,000 options to purchase shares of the Company’s common stock.  The rescinded options had a strike price of $0.20 based on the closing price of the Company’s common stock on the date of grant.  Also on October 10, 2013, the Board of Directors authorized the grant, to various officers and directors, of 4,000,000 options to purchase shares of the Company’s common stock.  The options have a strike price of $0.01 based on the closing price of the Company’s common stock on the date of grant and vest over 9 months.  The concurrent grant of a replacement award was accounted for as a modification of  terms and resulted in an offset to compensation expense of $20,151.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The Company recognizes compensation expense straight-line over the vesting term.  Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

At September 30, 2014, the Company had 4,000,000 options granted and outstanding.  The outstanding options have a weighted average remaining term of 2 years.

The following table reflects the summary of changes during the years ended September 30, 2014 and 2013:

A summary of the status of the Company’s nonvested stock options outstanding at September 30, 2014 is presented as follows:

As of September 30, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The Company recognized $24,803 and $12,584 of compensation cost related to options vested during the year ended September 30, 2014 and 2013, respectively.

NOTE 12 - BROKER AND SHARE PURCHASE WARRANTS

A summary of activity of the Company's share purchase and broker warrants outstanding at September 30, 2014 is presented as follows:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The exercise price and expiration dates of the broker and share purchase warrants as revised by the Partial Reset (Note 7) is presented as follows:

NOTE 13 - RELATED PARTY TRANSACTIONS

On or about December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current chairman of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the year ended September 30, 2014 and 2013, $30,000 and $30,000, respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of September 30, 2014 was $2,826

On or about June 3, 2014, the Company entered into a Securities Purchase Agreement with the chairman of the board of directors of the Company to sell $200,000 of Secured Convertible Debentures (Note 7). For the year ended September 30, 2014, the Company paid $3,382 pursuant to the terms of the agreement. The balance due to the related party as of September 30, 2014 was $555 which was subsequently paid in October 2014.

The balance attributable to the related party as of September 30, 2014 is $200,000 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares.

NOTE 14 - SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

NOTE 15- INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal years ended September 30, 2014 and 2013.

The deferred tax assets were calculated based on an expected future combined tax rate of 40% consisting of maximum statutory federal tax rate of 35% and state taxes calculated at the rate of 5%, which is net of the expected federal income tax benefit.

The components of the Company’s net deferred tax assets are as follows:

	September 30,
	2014	2013
Deferred tax assets arising from:
Non-deductible stock based compensation	$ 18,941	$ 176,522
Property and equipment	2,486,484	2,377,804
Other assets	91,299	111,699
Net operating loss carryforward	3,949,318	4,3664,510
	6,546,042	6,330,536
Less valuation allowance	(6,546,042)	(6,330,536)
Net deferred tax assets	$ -	$ -

As management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the estimated net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2014 and 2013.

The Company has approximately $12 million of federal and state net operating loss carryforwards that expire through 2025 and 2034 that may be used to offset future taxable income.

Based on the net loss for the year ended September 30, 2014 and 2013, of $1,479,897 and $1,263,950, respectively, the income tax benefit shown in the financial statements for the years ended September 30, 2014 and 2013 differs from the projected statutory rate as follows:

	Year ended September 30,
	2014	Rate	2013	Rate

Provision (benefit) at federal statutory rate	$(517,964)	35.0%	$(442,382)	35.0%
Permanent differences-financing instruments	182,831	(12.3%)	92,234	(7.3%)
Effect of state taxes	(47,876)	3.2%	(50,021)	4.0%
Increase in valuation allowances	383,009	(25.9%)	400,169	(31.7%)
Total	$ -	0.0%	$ -	0.0%

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on the results of operations or financial position as of September 30, 2014 or 2013.  Therefore, the Company does not have an accrual for uncertain tax positions as of September 30, 2014 or 2013.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company is currently delinquent in their federal and state tax filings.  Fiscal years 2009 through 2014 remain subject to examination by state and federal tax authorities.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On December 1, 2011, the Company entered into an office space lease with a related party for a term of four years, at the fixed monthly rental amount of $2,500.  Accordingly, the Company's commitment to make these lease payments for each successive year is $30,000.

The Company is obligated to pay royalties to holders of oil and natural gas interests in both North Dakota and Kansas operations.  The Company also is obligated to pay working interest holders a pro-rata portion of revenue in oil operations net of shared operating expenses.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

The amounts are based on monthly oil and natural gas sales and are charged monthly net of oil and gas revenue and recognized as "Due to royalty and working interest holders" on the Company's balance sheet.

On or about July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company will make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At September 30, 2014, the balance due on the note was $36,642, of which $30,814 is due in the subsequent twelve months of the balance sheet date.

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

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC. As a good faith effort, the Company began plugging the Knudsen 1 well on or about December 20, 2013.  The work required to plug the Knudsen 1 well was completed in January 2014.  The range of associated penalties as proposed by the NDIC was $100,000 to $525,000 for failure to comply.

As September 30, 2013, the Company accrued $330,000 as an estimate of total liability related to the Jenks and Knudsen reclamation. For the year ended September 30, 2014, the Company revised the estimate related to the Jenks and Knudsen reclamation and paid an additional $190,947 for completion of remaining remediation.

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company was required to finish reclamation work on the two waste water storage pits adjacent to the Jenks 1 and Knudsen 1 wells respectively.  Further, the Consent Agreement allows that the Company must plug the “production zone” of the Jenks 1 well and then may apply for a permit to convert the Jenks 1 well to a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment per month for five successive months thereafter.

The Company made the initial $25,000 payment and each subsequent monthly installment payment of $16,000 with the final installment paid to the State of North Dakota on June 26, 2014.  As of September 30, 2014 the Company has completed substantially all reclamation work and has paid all fines assessed.

On July 12, 2014, the Company completed reclamation work on both the Jenks 1 and Knudsen 1 waste water storage pits.  Unseasonably heavy rains which saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved.  The Company also completed plugging of the ‘production zone’ on the Jenks 1 well and set a balance plug on the Knudsen 1 well bore.

With respect to the Knudsen 1 site reclamation, under North Dakota statute, the Company is required to re-vegetate the disturbed area with native species or with crops according to reasonable specifications of the surface owner.  The Company intends to plant native grass in the Spring of 2015 and believes it has substantially complied with the standards set for reclamation of the site.  Management does not believe the cost of replanting to be material at this time and, therefore, accrues no additional contingent liability.

NOTE 17 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

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

September 30, 2014

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

Proved oil reserve quantities at September 30, 2014 and 2013, and the related future net cash flows are based on the estimates prepared by independent petroleum engineers.

The following reserve quantity and future net cash flow information for 2013 was prepared by McDaniel & Associates Consultants, Ltd and are consistent with internal estimates.  The Company provided McDaniel & Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.  The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2013.

The following reserve quantity and future net cash flow information for 2014 was prepared by Cedar Technical Associates and are consistent with internal estimates.  The Company provided Cedar Technical Associates with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination.  The reserve estimates were prepared based on economic and operating conditions existing at September 30, 2014.

All of the Company's oil reserves are within the continental United States in the states of North Dakota.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company's net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2014 and 2013:

September 30, 2012	65,700
Revisions of previous estimates	1,800
Purchase of minerals in place	-
Production	(6,600)
September 30, 2013	60,900
Revisions of previous estimates	65,772
Purchase of minerals in place	-
Production	(6,906)
September 30, 2014	119,766

Oil reserves

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved undeveloped and proved developed producing and non-producing reserves for the years ending September 30, 2014 and 2013:

	2014	2013
	Oil (Bbls)	Oil (Bbls)
Proved developed producing	85,122	39,300
Proved developed non-producing	7,635	-
Proved undeveloped reserves	27,009	21,600
Total proved reserves	119,766	60,900

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

Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to the Company's oil and natural gas producing activities are summarized as follow in $ thousands:

	September 30,
	2014	2013
Unproved properties	$ 1,462	$ 1,462
Proved properties	2,382	2,382
Wells and equipment	5,427	5,416
Total capitalized costs	9,271	9,260
Less: Allowance for depreciation, depletion, amortization and lease impairment	(8,993)	(8,736)
TOTAL	$ 278	$ 524

The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred in Oil and Gas Producing Activities (in $ thousands)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $ thousands:

	Year ended September 30,
	2014	2013
Property acquisitions:
Unproved properties	$ -	$ 10
Proved properties (includes wells, equipment and related facilities acquired with proved reserves)	12	-
Exploration	-	-
Production and development capital expenditures	-	-
TOTAL	$ 12	$ 10

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Standardized Measure of discounted future net cash flows relating to the Company's ownership interests in proved developed oil reserves for the years ended September 30, 2014 and 2013 are as follows:

	Year ended September 30,
	2014	2013
Future cash flows	$ 8,914,183	$ 3,049,000
Future oil and natural gas operation expense	(2,654,896)	(1,709,000)
Future abandonment costs	(910,000)	(98,000)
Future severance tax	(445,714)	(175,000)
Future income tax expense	-	-
Future net cash flows	4,903,573	1,067,000
Less: 10% annual discount for estimating time of cash flow	(2,518,637)	(188,600)
Standardized measure of discounted future cash flow	$ 2,384,936	$ 878,400

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

The following is a summary of the changes in Standardized Measure of discounted future net cash flows for the Company’s proved oil reserves during each of the years in the two year period ended September 30, 2014:

	Year ended September 30,
	2014	2013
Standardized measure of discounted future cash flow at beginning of year	$ 878,400	$ 1,483,000
Net changes in price and production costs	(1,339,226)	(392,607)
Sales of oil produced, net of production costs	(230,238)	(216,243)
Revisions of previous quantity estimates	2,988,000	(14,496)
Development costs incurred	-	-
Change in income taxes	-	-
Accretion of discount	88,000	18,746
Standardized measure of discounted future net cash flows at year end	$ 2,384,936	$ 878,400

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.   The Company produces no natural gas in North Dakota and no oil in Kansas at this time.  Because of limited funding, exploration activities were not conducted in the years ended September 30, 2014 and 2013.

	2014	2013
Operating revenue	$ 394,925	$ 411,756
Costs and expenses:
Exploration expenses	-	-
Production expenses	238,382	210,064
Depreciation, depletion and amortization	257,097	298,156
North Dakota reclamation complaint	280,361	330,000
Loss (gain) on sales of leases and equipment	-	(53,976)
Total costs and expenses	775,840	784,244
Net results of operations for oil and natural gas producing activities	$ (380,915)	$ (372,488)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Kelly J. Stopher	51	Interim President/Chief Executive Officer, and Chief Financial Officer
Lindsay E. Gorrill	52	Chairman of the Board
Matthew J. Wayrynen	52	Director, Chairman of the Compensation Committee
Jeffrey W. Bright	49	Director, Chairman of Nominating Committee
Tyrone Docherty	53	Director, Chairman of Audit Committee

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

Lindsay E. Gorrill - Chairman

Mr. Lindsay Gorrill is a C.A. and has university degrees in Finance and Marketing. Mr. Gorrill has a background in acquisitions, company building, financial markets and world exposure. Mr. Gorrill has served as a member of the Company's Board of Directors since July 2007.  Mr. Gorrill was appointed Chairman of JayHawk Energy, Inc. on April 9, 2013.   Mr. Gorrill has also, in the past, served as the Company's Chief Financial Officer, Chief Executive Officer and also President.  He has also served as President and Treasurer of Star Gold Corp., a company quoted on the OTC Bulletin Board, from February 2008 until April 2012. Mr. Gorrill had, in the past, served as Star Gold’s Treasurer.  Mr. Gorrill currently serves as the Chairman of the Board of Directors for Star Gold Corp.   Mr. Gorrill has also served as a member of the board of directors of Yaterra Ventures Corp, a company quoted on the OTC Bulletin Board previously.  He has served as President, Chief Operating Officer and as a member of the board of directors of Berkley Resources Inc., a company listed on the TSX Venture Exchange, since July 2004.  Since April 2009, Mr. Gorrill has served as Chief Executive Officer and Chief Financial Officer of Canada Fluorspar Inc., a now privately held company formerly listed on the TSX Venture Exchange. Mr. Gorrill also served as President and Chief Financial Officer of Canada Fluorspar, Inc.  He has also been a member of the board of directors of Deer Horn Metals, Inc., a TSX Venture Exchange listed company since September 2009.

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

Director Compensation

The table below sets forth, for the last fiscal year, the compensation earned by the Company's non-employee directors:

Name	Fees earned or paid in cash	Stock Awards	Non-Equity Incentive Plan Compensation	Non-qualified deferred Compensation Earnings	All Other Compensation	Total
Lindsay Gorrill, Chairman	$ 13,750	$ -	$ 21,915	$ -	$ -	$35,665
Matthew Wayrynen	12,750	-	3,372	-	-	16,122
Tyrone Docherty	14,750	-	3,372	-	-	18,122
Jeffrey Bright	11,750	-	3,372	-	-	15,122
TOTAL	$ 53,000	$ -	$ 32,031	$ -	$ -	$ 85,031

ITEM 11.  EXECUTIVE COMPENSATION

Each individual's total compensation consisted of cash paid as salary and recognition of options vested during the years ended September 30, 2014 and 2013.  The following amounts were paid to the respective individuals:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Lindsay Gorrill,
Former President/CEO	2012	27,500	-	-	-	-	-	$27,500

Kelly Stopher
Interim CEO	2014	84,000	-	-	12,924	-	-	$ 96,924
CFO	2013	84,000	-	-	12,584	-	-	$ 96,584
	2012	108,000	-	-	12,584	-	-	$120,584

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 30, 2014:

· by each person who is known by us to beneficially own more than 5% of the Company's common stock;

· by each of the Company's officers and directors; and

· by all of the Company's officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS
Lindsay Gorrill, Chairman
611 E. Sherman Ave., Coeur d'Alene ID 83814	Common stock	5,076,112	6.32%
Kelly Stopher, CEO and CFO
611 E. Sherman Ave., Coeur d'Alene ID 83814	Common stock	1,000	0.00%
Matthew Wayrynen
570 Granville, Suite 900 Vancouver, BC V6C 3P1	Common stock	166,583	0.21%
Tyrone Docherty
4672 Kensington Pl., Delta, BC V4K 4W5	Common stock	48,169	0.06%
Jeffrey Bright, Director
111 Edenstone View NW, Calgary, AB T3A 3Z2	Common stock	40,141	0.05%
All Officers and Directors	Common stock	5,332,005	6.64%

 (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 30, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based on 80,375,841 shares of common stock outstanding as of September 30, 2014

Outstanding Equity awards at fiscal year ended September 30, 2014

	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity Incentive Plan Number of Securities Underlying Unexercised unearned options	Option Exercise Price	Option Expiration Date
Lindsay Gorrill, Chairman	1,950,000	-	-	$ 0.01	10/13/2016
Kelly Stopher, CEO and CFO	1,150,000	-	-	$ 0.01	10/13/2016
Matthew Wayrynen, Director	300,000	-	-	$ 0.01	10/13/2016
Tyrone Docherty, Director	300,000	-	-	$ 0.01	10/13/2016
Jeffrey Bright, Director	300,000	-	-	$ 0.01	10/13/2016
Total	4,000,000	$ -	$ -	$ 0.01

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed in Note 13 - Related Party Transactions in the Notes to the Consolidated Financial Statements, on December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current chairman of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the year ended September 30, 2014 and 2013, $30,000 and $30,000, respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of September 30, 2014 was $2,826

On June 3, 2014, the Company entered into Securities Purchase Agreements with an institutional investor and the chairman of the board of directors of the Company (Note 13), wherein the Company agreed to sell and the Investors agreed to purchase $400,000 (total) of Secured Convertible Debentures. The Debentures are due sixty (60) months from the date of closing. The Debentures are secured by a security agreement granting the Investors a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company also entered into a Stock Pledge Agreement pledging to each Investor, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportation Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).

Additionally, each Investor will receive: 1) a Wastewater Disposal Fee; and 2) a Royalty Interest.

Wastewater Disposal Fee: the Company agrees to pay each Investor a per barrel fee (the "Disposal Fee") for each barrel of wastewater, which emanates from the Company's five (5) currently producing, as of the original issue date of the Debentures, oil wells located in North Dakota, which is disposed of in the Company's proposed wastewater disposal well to be located in North Dakota (the "Disposal Well").  For a period commencing on the original issue date of the Debentures and continuing for five (5) years or until the Debenture is repaid by the Company, whichever is sooner, the Disposal Fee will be equal to one and no/I 00 dollars ($1.00) per barrel of wastewater disposed of in the Disposal Well. After year five and continuing until each respective Debenture repaid by the Company the Disposal Fee shall be equal to fifty cents ($.50) per barrel of wastewater, emanating from the Company's 5 currently producing, as of the date the Debenture is issued, oil wells located in North Dakota, disposed of in the Disposal Well.

Royalty Interest: beginning on the original issue date of the Debentures and continuing thereafter so long as the Company owns the subject wells, the Company agrees to pay each Investor a one percent (1%) overriding royalty interest, calculated monthly, on all proceeds received by the Company from sales of crude oil produced from the Company's five (5) currently, as of the date the Debentures are issued, producing oil wells located in North Dakota

The balance attributable to the related party as of September 30, 2014 is $200,000 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares.

The Company has no policy regarding entering into transactions with affiliated parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2014 and 2013 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $58,696 and $65,167, respectively.

All Other Fees

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

The Company's board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2014 and 2013.

PART IV

ITEM 15.  EXHIBITS.

Exhibit No.	Description

3.1

Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission (the "Commission") on December 7, 2004, and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to the 8-K filed with the Commission on June 25, 2007, and incorporated herein by reference.

3.3	Bylaws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 7, 2004, and incorporated herein by reference.

14.1	Code of Ethics filed as an exhibit to the 8-K filed with the Commission on July 03, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	Reserve Estimate and Evaluation

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

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

Name	Position	Date

By: /s/ KELLY J. STOPHER Kelly J. Stopher	President, Chief Executive Officer, Chief Financial Officer	January 9, 2015