Form 10-Q
period 2014-12-31
Jayhawk Energy, Inc.
filed 2015-02-23
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2014.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of February 19, 2014, there were 80,375,841 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended December 31, 2014

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3. Quantitative and Qualitative Disclosures About Market Risk

23

Item 4. Controls and Procedures

23

PART II — OTHER INFORMATION

24

Item 1. Legal Proceedings.

24

Item 1A. Risk Factors

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.  Defaults Upon Senior Securities

25

Item 4.  Mining Safety Disclosures

25

Item 5.  Other Information

25

Item 6.  Exhibits

25

SIGNATURES

26

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	September 30, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$81,790	$177,260
Trade accounts receivable	41,821	55,528
Other current assets	18,556	19,490
TOTAL CURRENT ASSETS	142,167	252,278
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	186,332	196,144
Proved properties, net (NOTE 5)	60,555	82,012
NET PROPERTY AND EQUIPMENT	246,887	278,156
RECLAMATION BONDS AND OTHER LONG TERM ASSETS (NOTE 6)	151,870	151,846
TOTAL ASSETS	$540,924	$682,280
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$709,337	$775,227
Due to working and royalty interests	412,499	596,442
Other payables, interest and taxes accrued	494,241	446,321
Current portion of promissory note payable (NOTE 14)	31,642	30,814
Convertible debenture (NOTE 7)	918,687	1,038,687
TOTAL CURRENT LIABILITIES	2,566,406	2,887,491
LONG TERM LIABILITIES
Convertible debentures, net of discount (NOTE 7)	190,000	40,000
Accounts payable, long term (NOTE 16)	34,162	-
Due to working and royalty interests, long term (NOTE 16)	175,425	-
Promissory note payable (NOTE 14)	-	5,828
Conversion option derivative liability (NOTE 8)	244,515	676,533
Warrant derivative liability (NOTE 8)	9,257	24,697
Asset retirement obligation (NOTE 9)	164,652	160,636
TOTAL LONG TERM LIABILITIES	818,011	907,694
TOTAL LIABILITIES	3,384,417	3,795,185
COMMITMENTS AND CONTINGENCIES (NOTE 15)	-	-
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 80,375,841 shares issued and outstanding	80,375	80,375
Additional paid-in capital	22,313,609	22,313,609
Accumulated deficit	(25,237,477)	(25,506,889)
TOTAL STOCKHOLDERS' DEFICIT	(2,843,493)	(3,112,905)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$540,924	$682,280

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended December 31,
	2014		2013
REVENUE
Oil sales		$68,792		$70,027
Gas sales		-		-
TOTAL REVENUE		68,792		70,027
OPERATING EXPENSES
Production costs-oil		29,835		31,785
Production costs-natural gas		4,127		2,014
Depreciation, depletion and amortization		31,269		58,719
Accretion of asset retirement obligation		4,016		3,651
North Dakota reclamation		2,306		-
General and administrative		107,800		90,951
TOTAL OPERATING EXPENSES		179,353		187,120

OPERATING LOSS		(110,561)		(117,093)

OTHER INCOME (EXPENSE)
Interest and financing costs		(37,485)		(31,297)
Amortization of discount on debentures		(30,000)		-
Gain on conversion of debt		-		15,336
Gain on change in fair value of conversion option derivative		432,018		62,459
Gain on change in fair value of warrant derivative		15,440		3,503
TOTAL OTHER INCOME		379,973		50,001

INCOME (LOSS) BEFORE INCOME TAX		269,412		(67,092)

Provision for income taxes		-		-
NET INCOME (LOSS)		$269,412		$(67,092)

Basic and diluted loss per share	$	Nil	$	Nil

Basic weighted average number shares routstanding		80,375,841		78,778,015
Diluted weighted average number shares outstanding		81,936,817		78,778,015

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$269,412	$(67,092)

Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	31,269	58,719
Accretion of asset retirement obligation	4,016	3,651
Amortization of discount on debt	30,000	-
Gain on conversion of debt	-	(15,336)
Gain on change in fair value of conversion option derivative	(432,018)	(62,459)
Gain on change in fair value of warrant derivative	(15,440)	(3,503)
Stock based compensation	-	9,360
Changes in operating assets and liabilities:
Trade accounts receivable	13,707	12,723
Other current assets	934	774
Accounts payable	(31,728)	(23,533)
Accrual for North Dakota reclamation	-	(55,246)
Due to working and royalty interest holders	(13,518)	32,153
Other payables, interest and taxes accrued	47,920	37,209
Net cash used by operating activities	(95,446)	(72,580)
CASH FLOWS FROM INVESTING ACTIVITIES:
Reclamation bonds and other long term assets	(24)	-
Net cash used by investing activities	(24)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net decrease in cash	(95,470)	(72,580)

CASH AT BEGINNING OF PERIOD	177,260	96,833

CASH AT END OF PERIOD	$81,790	$24,253

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of December 31, 2014, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $25,237,477, and as of that date the Company's current liabilities exceeded its current assets by $2,424,239.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

December 31, 2014

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

The dilutive effect of convertible and outstanding securities as of December 31, 2014 and 2013, would be as follows:

	December 31, 2014	December 31, 2013
Stock options	4,000,000	4,000,000
Convertible debt	110,028,675	34,028,675
Warrants	3,777,778	5,833,113
Total Possible Dilution	117,806,453	43,861,788

At December 31, 2013, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive. At December 31,2014, the effect of the Company’s stock options added 1,560,976 common stock equivalents to the diluted weighted average shares outstanding figure, which affected earnings per share by $Nil.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at December 31, 2014 and 2013. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

Concentrations

All of the Company’s direct operating revenues originate from oil production from its property in Crosby, North Dakota.  Each revenue stream is sold to a single customer through month to month contracts.  While this creates a customer concentration, there are alternate buyers of the production in the event the sole customer is unable or unwilling to purchase.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

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

New Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Company’s consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds and promissory note payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $1,100,287 using the current market price per share of stock at December 31, 2014.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014 and September 30, 2014, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	December 31, 2014	September 30, 2014	Input Hierarchy level
Assets:
Cash	$81,790	$177,260	Level 1
Reclamation bonds and other long term assets	150,370	150,346	Level 1
Liabilities:
Conversion option derivative liability	$244,515	$676,533	Level 2
Warrant derivative liability	9,257	24,697	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at December 31, 2014 and September 30, 2014, consists of the following capitalized costs respectively:

	December 31, 2014	September 30, 2014
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	579,027	579,027
Capitalized drilling costs	614,756	614,756
Subtotal	3,799,654	3,799,654
Less impairments	(2,432,087)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,221,560)	(1,211,748)
Unproved and developed properties, net	146,007	155,819

UNPROVED AND UNDEVELOPED PROPERTIES
North Dakota Project, net	40,325	40,325
Unproved and undeveloped properties, net	40,325	40,325

TOTAL UNPROVED PROPERTIES	$186,332	$196,144

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

For the three months ended December 31, 2014 and 2013, respectively, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the present value of the expected revenues directly associated with the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the present value of such revenues.

The total of the Company's investment in proved properties and equipment at December 31, 2014 and September 30, 2014, consists of the following capitalized costs respectively:

	December 31, 2014	September 30, 2014
Crosby, North Dakota Properties
Proved reserves	$2,381,962	$2,381,962
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	427,957	427,957
Subtotal	4,010,166	4,010,166
Less impairments	(1,092,302)	(1,092,302)
Less accumulated depreciation, depletion and amortization	(2,857,309)	(2,835,852)
Total Proved Oil and Gas Properties	$60,555	$82,012

For the year ended September 30, 2014, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the net present value of the reserve estimates for the Crosby, North Dakota property. Management determined that the net value reflected in the financial statements did not exceed the net discounted present value of the reserves estimated by the independent reserve engineer.

NOTE 6 – RECLAMATION BONDS AND OTHER LONG-TERM ASSETS

Reclamation bonds and other long-term assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	December 31, 2014	September 30, 2014
Rental security deposit	$1,500	$1,500
Reclamation bonds	150,370	150,346
TOTAL	$151,870	$151,846

NOTE 7 - CONVERTIBLE DEBENTURES

Modification of debt

On November 5, 2013, an investor converted $35,000 in convertible debentures at $0.01 per share.  Pursuant to this conversion, the Company issued 3,500,000 shares of common stock.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

At December 31, 2014, principal payments on debt are due as follows:

Year ending December 31,
2015	$1,069,501
2016	5,828
2017	-
2018	-
2019	600,000
$1,675,329

NOTE 8 - DERIVATIVE LIABILITIES

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

Conversion option derivative

For the three months ended December 31, 2014 and 2013, the fair value of conversion options was estimated at the period’s end using the Black-Scholes option pricing model using the following weighted average assumptions.

	December 31, 2014	December 31, 2013
Stock price	$0.01	$-
Risk-free interest rate	0.12%	0.08% to 0.10%
Expected term	.50 years	.50 years
Expected volatility	227.40%	248.6% to 326.8%
Fair value of conversion option derivative units	$0.002 to $0.006	$.002 to $0.047

Below is detail of the change in conversion option liability balance for the three months ended December 31, 2014 and 2013, respectively.

	2014	2013

Beginning balance	$676,533	$177,553
Loss on conversion of debt	-	(15,336)
Net change in fair value of conversion option liability	(432,018)	(62,459)
Ending balance	$244,515	$99,758

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

Warrant derivative

For the three months ended December 31, 2014 and 2013, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	December 31, 2014	December 31, 2013
Risk-free interest rate	0.03% to 0.67%	0.07% to 0.78%
Expected term	1 month to 2 years	3 months to 1 year
Expected volatility	263.2% to 282.9%	206.3% to 297.7%
Fair value of warrant derivative units	$0.0001 to $0.009	$ 0.0065

Below is detail of the change in warrant derivative liability balance for three months ended December 31, 2014 and 2013, respectively:

	Three months ended December 31,
	2014	2013

Beginning balance	$24,697	$41,553
Net change in fair value of warrant derivative liability	(15,440)	(3,503)
Ending balance	$9,257	$38,050

NOTE 9 - ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, in today's dollars, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 7 to 15 years in the future, at an assumed inflation rate of 1.5 percent.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to accretion expense and for the three months ended December 31, 2014 and 2013, was computed to be $4,016 and $3,651, respectively.

The following table summarizes the change in the asset retirement obligation for the three months ended December 31, 2014 and December 31, 2013, respectively:

	Three months ended December 31,
	2014	2013
Beginning balance	$160,636	$146,033
Liabilities incurred	-	-
Accretion expense	4,016	3,651
Ending balance	$164,652	$149,684

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 10 - COMMON STOCK

Three months ended December 31, 2014 and 2013

None

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

The outstanding options have a weighted average remaining term of 3.78 years.  No options were exercised during the three months ended December 31, 2014. At December 31, 2014 and 2013, the Company had 4,000,000 options granted and outstanding.

The following table reflects the summary of changes during the three months ended December 31, 2014 and 2013:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2013	2,040,000	$0.20	$-
Issued	4,000,000	0.01	-
Exercised	-	-	-
Forfeited or rescinded	(2,040,000)	(0.20)	-
Balance outstanding and exercisable, September 30, 2014 and December 31, 2014	4,000,000	$0.01	$-

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

A summary of the status of the Company’s nonvested stock options outstanding at September 30, 2014 is presented as follows:

NONVESTED
	Number of options	Weighted Average Fair Value Per Share
Nonvested, September 30, 2012	80,000	$0.16
Granted	-	-
Vested	(80,000)	0.16
Forfeited	-	-
Nonvested, September 30, 2013	-	-
Granted	4,000,000	0.01
Vested	(4,000,000)	(0.01)
Forfeited	-	-
Nonvested, September 30, 2014 and December 31, 2014	-	$0.01

(a) Weighted average exercise price per share

As of December 31, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The Company recognized $Nil and $9,360 of compensation cost related to options vested during the three months ended December 31, 2014 and 2013, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at December 31, 2014 and 2013, respectively, was $Nil and $Nil based on the Company’s closing price of $0.01 per common share.

NOTE 12 - BROKER AND SHARE PURCHASE WARRANTS

A summary of activity of the Company's share purchase and broker warrants outstanding at December 31, 2014 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2013	1,055,335	$0.06	4,777,778	$0.05
Forfeited or expired	(55,335)	(0.05)	(2,000,000)	(0.05)
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2014 and December 31, 2014	1,000,000	$0.06	2,777,778	$0.05

As revised by the Partial Reset (Note 7), the Share Purchase Warrants expire January 26, 2015 and have an exercise price of $0.05.  The Broker Warrants expire February 15, 2017 and have an exercise price of $0.06.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 13 - RELATED PARTY TRANSACTIONS

On or about December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current chairman of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three months ended December 31, 2014 and 2013, $7,500 and $7,500, respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of December 31, 2014 was $11,314.

On or about June 3, 2014, the Company entered into a Securities Purchase Agreement with the chairman of the board of directors of the Company to sell $200,000 of Secured Convertible Debentures (Note 7). For the three months ended December 31, 2014, the Company paid $3,382 pursuant to the terms of the agreement. The balance due to the related party as of December 31, 2014 was $xxx which was subsequently paid in January 2015.

The balance attributable to the related party as of December 31, 2014 is $200,000 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares.

NOTE 14 – PROMISSORY NOTE PAYABLE

On or about July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company will make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At December 31, 2014, the balance due on the note was $31,642, of which $31,642 is due in the subsequent twelve months of the balance sheet date.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

December 31, 2014

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

NOTE 16– SUBSEQUENT EVENTS

On or about January 27, 2015, the Company entered into a promissory note for $189,790 with a working interest partner.  The Company will make nineteen monthly payments in the amount of $9,542 and subsequently make one monthly payments in the amount of $19,016.  At December 31, 2014, the balance due on the note was $175,425 and is included in “due to working and royalty interests, long term”.  $92,830 is due in the subsequent twelve months of the balance sheet date.

On or about February 12, 2015, the Company entered into a promissory note for $34,162 with a vendor.  The Company will make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  At December 31, 2014, the balance due on the note was $34,162, and is included in “accounts payable, long term”.  $34,774 is due in the subsequent twelve months of the balance sheet date.

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure to comply with certain portions of the Kansas Administrative Regulations.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 is payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The Company has subsequently submitted 71 temporary abandonment applications, of which 63 applications were approved.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.  The remaining 6 wells were found to be out of compliance and the Company has been granted until June 15, 2015 to bring the wells into compliance by either plugging the wells, returning them to service or obtaining temporary abandonment status by such date.  If the Company fails to meet this deadline, the Company shall be assessed an additional $5,000 penalty.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended December 31, 2014 and 2013

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2014, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to December 31, 2013.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the three months ended December 31, 2014, declining oil prices adversely affected the Company’s net revenue total.  The Kearney well encountered mechanical issues and subsequent sourcing of replacement motor parts took longer than anticipated.  This limited production at the Kearney site to only 5 days during the quarter. The well was returned to service on or about January 3, 2015.  The Erickson well produced significantly more water volumes relative to oil volume which consequently resulted in non-economic operations from the Erickson site due to the cost of water disposal..  The Company shut-in the Erickson well temporarily for the quarter until such time as sufficient capital resources are available to perform a complete workover on the unit.

The natural gas pipeline near Girard, Kansas owned by the Company’s subsidiary, Jayhawk Gas Transport Company remains dormant until such time as sufficient capital resources are available to upgrade calibration units and equipment required by the purchaser of gas transported by said pipeline.  The Company’s joint interest partner, Vast Petroleum, is currently seeking bids on costs to complete the necessary upgrades and the Company expects to upgrade the pipeline sometime before the end of the fiscal year ending September 30, 2015.

The Company was notified of an order by the Kansas Corporation Commission which oversees oil and gas production in the State of Kansas, whereby the Company was ordered to plug eight inactive wells in the property adjacent to the pipeline.  The Company is currently seeking relief from the order and requesting additional time to consider whether resumption of production from those wells are economic or if they should be plugged and permanently abandoned. The Company subsequently submitted 71 temporary abandonment applications, of which 63 applications were approved.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.   The Company is currently evaluating economics and restoration of production from those temporarily abandoned wells and expects to determine a course of action within the next six months.

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure to comply with certain portions of the Kansas Administrative Regulations.  The Settlement Agreement is not binding until accepted with regard to Commission Docket Number 15-CONS-458-CPEN.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 is payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The remaining 8 wells were found to be out of compliance and the Company has been granted until June 15, 2015 to bring the wells into compliance by either plugging the wells, returning them to service or obtaining temporary abandonment status by such date.  If the Company fails to meet this deadline, the Company shall be assessed an additional $5,000 penalty.

There has been no revision of estimate to the Company’s asset retirement obligation for the period ended December 31, 2014 as management has not reasonably determined a probability of imminent retirement of the asset at this time.

Revenues – For the three months ending December 31, 2014 and 2013, revenues reported as JayHawk's net working interest were $68,792 and $70,027 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2014 and 2013, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2014	2013	2014	2013	2014	2013
Oil Sales (in barrels)	2,661	1,937	$50.34	$68.20	$133,965	$132,111
Gas Sales (in thousand cubic feet)	-	-	-	$-	-	-
Total Gross Receipts					133,965	132,111
Less: working & royalty interests					(62,062)	(59,016)
Less: severance taxes					(3,111)	(3,068)
Net Revenues to JayHawk					$68,792	$70,027

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending December 31, 2014, JayHawk sold a gross 2,661 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $34.27 to a high of $66.91 during the three month period ending December 31, 2014.  This production was sold at average prices of $50.34/Bbl.  During the comparable period ending December 31, 2013 the quarterly sales volumes were 1,937 Bbls.  Field prices (after delivery charges) fluctuated from a low of $60.58 to a high of $77.72/Bbl.  Average prices received per barrel of crude oil were $68.21 for the three months ending December 31, 2013.

Volumes of oil delivered during the three month period ending December 31, 2014 increased by 724 barrels (37%) over the same timeframe in 2013.  The Company operated three of five wells intermittently in the three months ended December 31, 2014 for an aggregate of 258 production days of 460 days available for production (56.1%) compared to 125 production days of 460 days available for production (27.2%) for the three months ended December 31, 2013.

	Three months ended December 31,
	2014	2013	2014	2013	2014	2013
	Days producing		Pct Days producing		Barrels produced
Burner	91	68	98.9%	73.9%	631	517
Erickson	-	22	0.0%	23.9%	-	160
Kearney	5	5	5.4%	5.4%	12	18
Landstrom	73	-	79.3%	0.0%	759	129
Schutz	89	30	96.7%	32.6%	1,277	1,324
	258	125	56.1%	27.2%	2,679	2,148

The Company encountered mechanical issues on its Landstrom well which limited production to 759 barrels from that site for the three months ended December 31, 2013. The Kearney well was also adversely affected by both mechanical and weather-related accessibility issues and produced only 12 barrels of oil in 5 days of production for the quarter (5% of days available).  The Erickson well also encountered mechanical issues during the quarter and only produced 0 of 92 days available.  The Schutz well produced 89 of 92 days available and produced 1,277 barrels of oil.  The Burner wells produced 91 out of 92 available days and produced 631 barrels for the three months ended December 31, 2014.  Overall production increased 531 barrels for the three months ended December 31, 2014 compared to the three months ended December 31, 2014.

Gas Revenues – There was no gas production during the quarter ended December 31, 2014.  The Company is currently in discussion with joint venture partners to repair certain measurement and calibration equipment which should allow for resumption of production within the next three to six months.

Production and Operating Expenses (Income) – Total operating expenses for the three months ended December 31, 2014 and 2013 were $179,353 and $187,120 respectively.  The expenses are segregated as follows:

	Three months ended December 31,				Three months ended December 31

	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$29,835	$4,127	$-	$33,962	$33,799
Depreciation, depletion and amortization	21,457	9,812	-	31,269	58,719
General and administrative	-	-	107,800	107,800	90,951
North Dakota reclamation	2,306	-	-	2,306	-
Accretion of asset retirement obligation	3,053	963	-	4,016	3,651
Total	$56,651	$14,902	$107,800	$179,353	$187,120

Total production expenses for the North Dakota oil operations were $29,835 (43.4% of oil revenue) for the three months ended December 31, 2014 compared to $31,785 (45.4% of oil revenue) for the three months ended December 31, 2013.

 Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending December 31, 2014 and 2013 is provided in the following table:

	Three months ended December 31,
	2014	2013	$$ Change	Pct change

Compensation and payroll taxes	$22,607	$22,690	$(83)	-0.4%
Directors fees	13,000	-	13,000	-
Stock option expense	-	9,360	(9,360)	-100.0%
Legal, professional and consulting	1,829	8,905	(7,076)	-79.5%
Audit and public company expense	40,151	23,154	16,997	73.4%
Insurance	18,225	16,822	1,403	8.3%
Office and other general and administrative	11,988	10,020	1,968	19.6%
Total	$107,800	$90,951	$16,849	18.5%

Total general and administrative expense has increased $16,849 (1.6%) during the three month period ending December 31, 2013 compared to the prior year.

Compensation and payroll expense has decreased $83 for the three months ended December 31, 2014 compared to the same date in 2013. The Company’s Chief Financial Officer is currently maintaining the President and Chief Executive Officer roles on an interim basis.

Legal, professional and consulting fees decreased $7,076 (96.3%) for the three months ended December 31, 2014 compared to the prior year.  This decrease is primarily due to legal fees related to the State of North Dakota complaint on reclamation of the Jenks and Knudsen wells for the period ended December 31, 2013, which did not subsequently recur during the three months ended December 31, 2014.  The Company also incurred additional consulting expense related to administrative hearings before the North Dakota Industrial Commission relative to its salt water disposal permit application.

Audit and public company expense increased $16,997 for the three months ended December 31, 2014 compared to the three months ended December 31, 2013.  The increase in audit expense was a result of recognition of annual audit fees earlier in the fiscal period than in years past due to the Company filing its annual report.  Management expects a proportionate decrease in the upcoming three months ended March 31, 2015.

All other general and administrative expense of $11,988 for the three months ended December 31, 2014, was an increase of $1,968 from the same period ending December 31, 2013, of which insurance expense increased $4,611 over the prior year due to rise in annual premium costs.

Management believes general and administrative expenses have stabilized and expects to maintain the current overhead structure for the foreseeable future.

The Company is aggressively pursuing opportunities to increase shareholder value by, among other possibilities, raising capital; seeking merger candidates, joint venture partners or interested parties in sale or trade of business operations; and otherwise increasing revenues.  Given the significant decline in oil prices during the three months ended December 31, 2014, the Company cannot sustain operations at its current production level and therefore is seeking interested parties to participate in business reorganization and/or combination.

Other income (expense) – for the three month period ending December 31, 2014 and 2013, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended December 31,
	2014	2013	$$ Change	Pct change
Gain on change in fair value of conversion option derivative	$432,018	$62,459	$369,559	591.7%
Gain on change in fair value of warrant derivative	15,440	3,503	11,937	340.8%
Gain on extinguishment and conversion of debt	-	15,336	(15,336)	(100.0%)
Net interest and financing costs	(37,485)	(31,297)	(6,188)	19.8%
Amortization of debt discount	(30,000)	-	(30,000)	0.0%
Total other income	$379,973	$50,001	$329,972	659.9%

On or about May 3, 2013, the Company modified the terms of its debentures (Notes 7 and 8) and warrants (Note 8), changing the conversion and exercise price from $0.05 to $0.01 per share for up to 25% of the outstanding debenture balance. Consequently the Company recognizes gain or loss to the extent the fair value of the derivative instrument exceeds or is below the share price at the end of each reporting period.

Cash Flows, Liquidity and Capital Resources

As of December 31, 2014 current assets totaled $142,617 consisting of cash, $81,790, accounts receivable of $41,821 and other current assets of $18,556.  At the same date, the Company's current liabilities were $2,566,406, of which $916,687 are debentures with maturity of less than one year.  Consequently, management has classified the debentures as current liabilities.  This working capital shortage of $2,424,239 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $95,446 for the three months ending December 31, 2014, compared to $72,580 used by operating activities for the three month period ending December 31, 2013.

Net cash used by investing activities totaled $24 during the three months ending December 31, 2014 as compared to $Nil in the same period ending December 31, 2013.   The Company negotiated a promissory note to a working interest partner for past due amounts in the amount of $175,425.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $95,470 which is a decrease in the Company's cash balance of $177,260 existing at September 30, 2014, to the cash balance at December 31, 2014 of $81,790.

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

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the  Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure  to comply with certain portions of the Kansas Administrative Regulations.  The Settlement Agreement is not binding until accepted with regard to Commission Docket Number 15-CONS-458-CPEN.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 is payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The Company has subsequently submitted 71 temporary abandonment applications, of which 63 applications were approved.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.  The remaining 6 wells were found to be out of compliance and the Company has been granted until June 15, 2015 to bring the wells into compliance by either plugging the wells, returning them to service or obtaining temporary abandonment status by such date.  If the Company fails to meet this deadline, the Company shall be assessed an additional $5,000 penalty.  If the Company fails to bring the wells into compliance by August 15, the Company will be assessed and additional $20,000 penalty and the Company’s operator license in Kansas shall be revoked.

No director, officer or affiliate of Jayhawk Energy, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2014, which was filed with the SEC on January 13, 2015.

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

JayHawk Energy, Inc., a Colorado corporation

Date: February 19, 2015	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, Interim President and Interim Chief Executive Officer