Form 10-Q
period 2015-03-31
Jayhawk Energy, Inc.
filed 2015-05-20
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 18, 2015, there were 199,125,629 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 3. Quantitative and Qualitative Disclosures About Market Risk

27

Item 4. Controls and Procedures

27

PART II — OTHER INFORMATION

29

Item 1. Legal Proceedings.

29

Item 1A. Risk Factors

30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

30

Item 3.  Defaults Upon Senior Securities

30

Item 4.  Mining Safety Disclosures

30

Item 5.  Other Information

30

Item 6.  Exhibits

30

SIGNATURES

31

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$161	$177,260
Trade accounts receivable	16,675	55,528
Other current assets	13,664	19,490
TOTAL CURRENT ASSETS	30,500	252,278
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	176,541	196,144
Proved properties, net (NOTE 5)	38,715	82,012
NET PROPERTY AND EQUIPMENT	215,256	278,156
RECLAMATION BONDS AND OTHER LONG TERM ASSETS (NOTE 6)	151,898	151,846
TOTAL ASSETS	$397,654	$682,280
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Checks issued and payable	$16,794	$-
Accounts payable	$697,927	775,227
Due to working and royalty interests	414,664	596,442
Other payables, interest and taxes accrued	573,186	446,321
Current portion of promissory notes payable (NOTE 13)	157,394	30,814
Convertible debenture (NOTE 7)	1,038,687	1,038,687
TOTAL CURRENT LIABILITIES	2,898,652	2,887,491
LONG TERM LIABILITIES
Convertible debentures, net of discount (NOTE 7)	100,000	40,000
Promissory notes payable (NOTE 13)	97,008	5,828
Conversion option derivative liability (NOTE 8)	298,049	676,533
Warrant derivative liability (NOTE 8)	10,586	24,697
Asset retirement obligation (NOTE 9)	168,668	160,636
TOTAL LONG TERM LIABILITIES	674,311	907,694
TOTAL LIABILITIES	3,572,963	3,795,185
COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-
STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value; 10,000,0000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 80,375,841 shares issued and outstanding	80,375	80,375
Additional paid-in capital	22,313,609	22,313,609
Accumulated deficit	(25,569,293)	(25,506,889)
TOTAL STOCKHOLDERS' DEFICIT	(3,175,309)	(3,112,905)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$397,654	$682,280

See accompanying notes to consolidated financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,			Six months ended March 31,
	2015		2014	2015		2014
REVENUE
Oil sales		$41,902	$59,405		$110,694	$129,432
Gas sales		-	-		-	-
TOTAL GROSS REVENUE		41,902	59,405		110,694	129,432

OPERATING EXPENSE
Production costs-oil		73,346	76,151		103,181	107,936
Production costs-natural gas		2,977	1,905		7,104	3,919
Depreciation, depletion and amortization		31,631	41,917		62,900	100,636
Accretion of asset retirement obligation		4,016	3,651		8,032	7,302
North Dakota reclamation		-	-		2,306	-
General and administrative		105,534	141,249		213,334	232,200
TOTAL OPERATING EXPENSES		217,504	264,873		396,857	451,993

OPERATING LOSS		(175,602)	(205,468)		(286,163)	(322,561)

OTHER INCOME (EXPENSE)
Interest and financing costs		(71,351)	(25,473)		(108,836)	(56,770)
Amortization of debt discount		(30,000)	-		(60,000)	-
Gain (loss) on extinguishment and conversion of debt		-	-		-	15,336
Gain (loss) on change in fair value of conversion option derivative		(53,534)	(198,264)		378,484	(135,805)
Gain (loss) on change in fair value of warrant derivative		(1,329)	(7,023)		14,111	(3,520)
TOTAL OTHER INCOME (EXPENSE)		(156,214)	(230,760)		223,759	(180,759)

INCOME (LOSS) BEFORE INCOME TAX		(331,816)	(436,228)		(62,404)	(503,320)

Provision for income taxes		-	-		-	-
NET LOSS		$(331,816)	$(436,228)		$(62,404)	$(503,320)

Basic and diluted loss per share	$	(Nil)	$(0.01)	$	(Nil)	$(0.01)

Basic and diluted weighted average number shares outstanding		80,375,841	80,375,841		80,375,841	79,568,149

See accompanying notes to consolidated financial statements

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,404)	$(503,320)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	62,900	100,636
Accretion of asset retirement obligation	8,032	7,302
Amortization of discount on debt	60,000	-
Financing costs	29,898	-
(Gain) loss on extinguishment and conversion of debt	-	(15,336)
(Gain) Loss on change in fair value of conversion option derivative	(378,484)	135,805
(Gain) Loss on change in fair value of warrant derivative	(14,111)	3,520
Stock based compensation	-	18,720
Changes in assets and liabilities:
Trade accounts receivable	38,853	43,081
Other current assets and other long term assets	5,774	10,247
Accounts payable	(77,300)	150,685
Accrual for North Dakota reclamation complaint	-	(147,776)
Due to working and royalty interests	28,531	13,430
Other payables, interest and taxes accrued	126,865	89,664
Net cash used by operating activities	(171,446)	(93,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and payable	16,794	-
Principal payments on promissory notes payable	(22,447)	-
Net cash used by financing activities	(5,653)	-
Net decrease in cash	(177,099)	(93,342)
CASH AT BEGINNING OF PERIOD	177,260	96,833
CASH AT END OF PERIOD	$161	$3,491
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Due to working interest holders converted to promissory notes	$175,425	$-
Due to vendor converted to promissory note	34,162	-
Common stock issued for conversion of debentures	-	35,000

See accompanying notes to consolidated financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of March 31, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $25,569,293, and as of that date the Company's current liabilities exceeded its current assets by $2,868,152.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

The dilutive effect of convertible and outstanding securities as of March 31, 2015 and 2014, would be as follows:

At March 31, 2014, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at March 31, 2015 and September 30, 2014. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

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

Reclassifications

Certain reclassifications have been made to the 2014 financial statements in order to conform to the 2014 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

New Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company is currently evaluating the new standard and its impact on the Company’s consolidated financial statements.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds and promissory note payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $1,100,287 using the current market price per share of stock at March 31, 2015.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015 and September 30, 2014, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	March 31, 2015	September 30, 2014	Input Hierarchy level
Assets:
Cash	$161	$177,260	Level 1
Reclamation bonds	150,398	150,346	Level 1
Liabilities:
Conversion option derivative liability	$298,049	$676,533	Level 2
Warrant derivative liability	10,586	24,697	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at March 31, 2015 and September 30, 2014, consists of the following capitalized costs respectively:

	March 31, 2015	September 30, 2014
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	579,027	579,027
Capitalized drilling costs	614,756	614,756
Subtotal	3,799,654	3,799,654
Less impairments	(2,432,087)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,231,351)	(1,211,748)
Unproved and developed properties, net	136,216	155,819

UNPROVED AND UNDEVELOPED PROPERTIES
North Dakota Project, net	40,325	40,325
Unproved and undeveloped properties, net	40,325	40,325

TOTAL UNPROVED PROPERTIES	$176,541	$196,144

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

For the six months ended March 31, 2015 and 2014, respectively, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the present value of the expected revenues directly associated with the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the present value of such revenues.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

The total of the Company's investment in proved properties and equipment at March 31, 2015 and September 30, 2014, consists of the following capitalized costs respectively:

	March 31, 2015	September 30, 2014
Crosby, North Dakota Properties
Proved reserves	$2,381,962	$2,381,962
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	427,957	427,957
Subtotal	4,010,166	4,010,166
Less impairments	(1,092,302)	(1,092,302)
Less accumulated depreciation, depletion and amortization	(2,879,149)	(2,835,852)
Total Proved Oil and Gas Properties	$38,715	$82,012

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

NOTE 6 – RECLAMATION BONDS AND OTHER LONG-TERM ASSETS

Reclamation bonds and other long-term assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	March 31, 2015	September 30, 2014
Rental security deposit	$1,500	$1,500
Reclamation bonds	150,398	150,346
TOTAL	$151,898	$151,846

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

At March 31, 2015, principal payments on debt are due as follows:

Year ending March 31,
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

Conversion option derivative

For the three months ended March 31, 2015 and 2014, the fair value of conversion options was estimated at the period’s end using the Black-Scholes option pricing model using the following weighted average assumptions.

	March 31, 2015		March 31, 2014
Stock price	$0.012	$
Risk-free interest rate	0.03%		0.07%
Expected term	.25 years		.25 to .50 years
Expected volatility	298.6%		301.7% to 326.8%
Fair value of conversion option derivative units	$0.003 to $0.007		$.002 to $0.01

Below is detail of the change in conversion option liability balance for the three months ended March 31, 2015 and 2014, respectively.

	2015	2014

Beginning balance	$244,515	$99,758
Net change in fair value of conversion option liability	53,534	198,264
Ending balance	$298,049	$298,022

Below is detail of the change in conversion option liability balance for the six months ended March 31, 2015 and 2014, respectively.

	2014	2014

Beginning balance	$676,533	$177,553
Loss on conversion of debt	-	(15,336)
Net change in fair value of conversion option liability	(378,484)	135,805
Ending balance	$298,049	$298,022

Warrant derivative

For the three months ended March 31, 2015 and 2014, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31, 2015	March 31, 2014
Stock price	$ 0.012	$ 0.0139
Risk-free interest rate	0.03% to 0.67%	0.03% to 0.90%
Expected term	1 month to 2 years	3 months to 1 year
Expected volatility	263.2% to 282.9%	206.3% to 297.7%
Fair value of warrant derivative units	$0.0001 to $0.009	$ 0.0077

Below is detail of the change in warrant derivative liability balance for three months ended March 31, 2015 and 2014, respectively:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

	Three months ended March 31,
	2015	2014

Beginning balance	$9,257	$38,050
Net change in fair value of warrant derivative liability	1,329	7,023
Ending balance	$10,586	$45,073

Below is detail of the change in warrant derivative liability balance for six months ended March 31, 2015 and 2014, respectively:

	Six months ended March 31,
	2015	2014

Beginning balance	$24,697	$41,553
Net change in fair value of warrant derivative liability	(14,111)	3,520
Ending balance	$10,586	$45,073

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

The amount of the annual increase in the obligation is charged to accretion expense and for the three months ended March 31, 2015 and 2014, was computed to be $4,016 and $3,651, respectively. The amount of the annual increase in the obligation is charged to accretion expense and for the six months ended March 31, 2015 and 2014, was computed to be $8,032 and $7,302, respectively.

The following table summarizes the change in the asset retirement obligation for the three months ended March 31, 2015 and March 31, 2014, respectively:

	Three months ended March 31,
	2015	2014

Beginning balance	$164,652	$149,684
Net change in fair value of warrant derivative liability	4,016	3,651
Ending balance	$168,668	$153,335

The following table summarizes the changes in the asset retirement obligation for the six months ended March 31, 2015 and March 31, 2014, respectively:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

	Six months ended March 31,
	2015	2014

Beginning balance	$160,636	$146,033
Net change in fair value of warrant derivative liability	8,032	7,302
Ending balance	$168,668	$153,335

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

The outstanding options have a weighted average remaining term of 3.78 years.  No options were exercised during the three months ended March 31, 2015. At March 31, 2015 and 2014, the Company had 4,000,000 options outstanding and exercisable.

The following table reflects the summary of changes during the periods ended September 30, 2014 and March 31, 2015:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2013	2,040,000	$0.20	$-
Issued	4,000,000	0.01	-
Exercised	-	-	-
Forfeited or rescinded	(2,040,000)	(0.20)	-
Balance outstanding and exercisable, September 30, 2014 and March 31, 2015	4,000,000	$0.01	$8,000.00

A summary of the status of the Company’s nonvested stock options outstanding at March 31, 2015 and September 30, 2014 is presented as follows:

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

	Number of options	Weighted Average Fair Value Per Share
Nonvested, September 30, 2012	80,000	$0.16
Granted	-	-
Vested	(80,000)	(0.16)
Forfeited	-	-
Nonvested, September 30, 2013	-	-
Granted	4,000,000	0.01
Vested	(4,000,000)	(0.01)
Forfeited	-	-
Nonvested, September 30, 2014 and March 31, 2015	-	$-

(a) Weighted average exercise price per share

As of March 31, 2015, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan.  The Company recognized $Nil and $9,360 of compensation cost related to options vested during the three months ended March 31, 2015 and 2014, respectively.  These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at March 31, 2015 and 2014, was $8,000 and $Nil based on the Company’s closing price of $0.012 and $0.01 per common share, respectively.

NOTE 11 - BROKER AND SHARE PURCHASE WARRANTS

A summary of activity of the Company's share purchase and broker warrants outstanding at March 31, 2015 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2013	1,055,335	$0.06	4,777,778	$0.05
Forfeited or expired	(55,335)	(0.05)	(2,000,000)	(0.05)
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2014	1,000,000	$0.06	2,777,778	$0.05
Forfeited or expired	-		(2,777,778)	(0.05)
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, March 31, 2015	1,000,000	$0.06	-	$-

The Broker Warrants expire February 15, 2017 and have an exercise price of $0.06.

NOTE 12 - RELATED PARTY TRANSACTIONS

On or about December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current chairman of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three months and six months ended March 31, 2015 and 2014, $5,000 and $7,500, and $12,500 and $15,000 respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of March 31, 2015 was $17,113.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

On or about June 3, 2014, the Company entered into a Securities Purchase Agreement with the chairman of the board of directors of the Company to sell $200,000 of Secured Convertible Debentures (Note 7). For the three months ended March 31, 2015, the Company paid $Nil pursuant to the terms of the agreement. The balance due to the related party as of March 31, 2015 was $1,405.

The debenture  balance attributable to the related party as of March 31, 2015 is $200,000 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares.

NOTE 13 – PROMISSORY NOTES PAYABLE

On or about July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company will make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At March 31, 2015, the balance due on the note was $31,642.

On or about January 27, 2015, the Company entered into a promissory note for $189,790 with a working interest partner which included past due amounts of $175,425 and imputed interest of $14,364 which was recognized as financing expense.  The Company will make nineteen monthly payments in the amount of $9,542 and subsequently make one monthly payments in the amount of $19,016.  The note bears interest at 6% per annum.  At March 31, 2015, the total balance due on the note was $181,121.

On or about February 12, 2015, the Company entered into a promissory note for $49,696 with a vendor which included accounts payable of $34,162 and imputed interest of $15,534 which was recognized as financing expense.  The Company will make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  The note bears interest at 8% per annum.    At March 31, 2015, the balance due on the note was $41,639.

At March 31, 2015, principal payments on debt are due as follows:

Year ending March 31,
2016	$157,394
2017	80,320
2018	16,343
2019	345
$254,402

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

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure to comply with certain portions of the Kansas Administrative Regulations.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 was payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The Company has subsequently submitted 71 temporary abandonment applications, of which 63 applications were approved.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.  The remaining 6 wells were found to be out of compliance and the Company has been granted until June 15, 2015 to bring the wells into compliance by either plugging the wells, returning them to service or obtaining temporary abandonment status by such date.  If the Company fails to meet this deadline, the Company shall be assessed an additional $5,000 penalty.

NOTE 15– SUBSEQUENT EVENTS

On April 17, 2015, the Company granted, to four  institutional investors, warrants to purchase up to an aggregate of 15,000,000 shares of the Company ’ s common stock (the “ Warrants ” ) in consideration of the investors’ waiving of the Company’s prior defaults  under the Convertible Debentures.  The Warrants give the holders thereof the right to purchase common stock of the Company at the purchase price of $.001 per shares and expire on March 17, 2020.

On April 17, 2015, Vast Exploration, LLC (“Vast”) acquired the outstanding convertible debentures from various institutional holders of the Convertible Debentures originally issued by the Company on or about December 11, 2009, December 30, 2009, April 22, 2010, and October 18, 2010 (collectively the “Convertible Debentures” – Note 7).

On or about April 28, 2015, Vast notified the Company of its intent to hold the Company in default of certain provisions of the Convertible Debentures, including but not limited to additional interest at 18% and recalculating the principal balances to 125% of their face amount retroactive to the last known date of compliance.

Effective April 30, 2015 the Company  entered into an amendment to its outstanding convertible debentures with Vast Exploration, LLC (“Vast”).

Under the terms of the Amendment to Convertible Debentures the “Conversion Price” for the remaining entire outstanding balance

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2014

owed by the Company under the Convertible Debentures has been reset to $.01 per share. Also, under the terms of the Amendment to Convertible Debentures the “Derivative Provisions” located in each Convertible Debenture have been deleted.

No other terms of the Convertible Debentures were amended.

On April 30, 2015, Vast gave the Company written Notice of Conversion of four of the Convertible Debentures into the Company's common stock.

The Convertible Debentures to be converted into Company common stock are:

•

10% Senior Secured Convertible Debenture Due December 14, 2011, originally issued to Alpha Capital Anstalt on 12/31/09 with an original face value of $315,747.

•

10% Senior Secured Convertible Debenture Due December 14, 2011, originally issued to Momona Capital on 12/30/09 with an original face value of $33,333.

•

10% Senior Secured Convertible Debenture Due December 14, 2011, originally issued to Alpha Capital Anstalt on 4/21/10 with an original face value of $415,747.

•

10% Senior Secured Convertible Debenture Due December 14, 2011, originally issued to Ellis International Ltd on 4/21/10 with an original face value of $134,170.

Vast acquired the Convertible Debentures from their original holders on April 17, 2015. All of the remaining outstanding principal and accrued interest on these four (4) Debentures totals $1,187,498 Dollars. The conversion price is $0.01 per share.  Vast intends on converting the debentures into shares of common stock.

Upon Vast's Debenture conversions, Vast will own 59.64% of the Company's voting common stock based on 199,125,629 issued and outstanding after the issuance of the conversion shares. This percentage of common stock ownership represents majority voting control of the Company for most corporate purposes.

The Chairman of the board for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration, LLC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended March 31, 2015 and 2014

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2014, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to March 31, 2014.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the three months ended March 31, 2015, declining oil prices adversely affected the Company’s net revenue total.  The Kearney and Erickson wells encountered mechanical issues.  The Landstrom well also required maintenance and subsequent sourcing of replacement motor parts took longer than anticipated.   The Company shut-in the Erickson well temporarily for the quarter until such time as sufficient capital resources are available to perform a complete work over on the unit.

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

There has been no revision of estimate to the Company’s asset retirement obligation for the period ended March 31, 2015 as management has not reasonably determined a probability of imminent retirement of the asset at this time.

Revenues – For the three months ending March 31, 2015 and 2014, revenues reported as JayHawk's net working interest were $41,902 and $59,405 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2015 and 2014, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2015	2014	2015	2014	2015	2014
Oil Sales (in barrels)	2,653	1,543	$30.69	$72.45	$81,425	$111,784
Gas Sales (in thousand cubic feet)	-	-	-	$-	-	-
Total Gross Receipts					81,425	111,784
Less: working & royalty interests					(37,648)	(49,817)
Less: severance taxes					(1,875)	(2,562)
Net Revenues to JayHawk					$41,902	$59,405

For the six months ending March 31, 2015 and 2014, revenues reported as JayHawk's net working interest were $110,694 and $129,432 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2015 and 2014, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2015	2014	2015	2014	2015	2014
Oil Sales (in barrels)	5,314	3,480	$40.53	$70.09	$215,390	$243,895
Gas Sales (in thousand cubic feet)	-	-	-	$-	-	-
Total Gross Receipts					215,390	243,895
Less: working & royalty interests					(99,710)	(108,833)
Less: severance taxes					(4,986)	(5,630)
Net Revenues to JayHawk					$110,694	$129,432

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending March 31, 2015, JayHawk sold a gross 2,653 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $27.34 to a high of $32.48 during the three month period ending March 31, 2015.  This production was sold at average prices of $30.69/Bbl.  During the comparable period ending March 31, 2014 the quarterly sales volumes were 1,543 Bbls.  Field prices (after delivery charges) fluctuated from a low of $60.58 to a high of $82.22/Bbl.  Average prices received per barrel of crude oil were $72.45 for the three months ending March 31, 2014.

Volumes of oil delivered during the three month period ending March 31, 2015 increased by 1,110 barrels (71.9%) over the same timeframe in 2014.  The Company operated five of five wells intermittently in the three months ended March 31, 2015 for an aggregate of 235 production days of 450 days available for production (52.2%) compared to 154 production days of 450 days available for production (34.2%) for the three months ended March 31, 2014.

	Three months ended March 31,
	2015	2014	2015	2014	2015	2014
	Days producing		Percent of Days Producing		Barrels Produced
Burner	53	12	58.9%	13.3%	359	75
Erickson	4	1	4.4%	1.1%	7	-
Kearney	44	42	48.9%	46.7%	750	274
Landstrom	44	17	48.9%	18.9%	446	236
Schutz	90	82	100.0%	91.1%	1,197	1,191
	235	154	52.2%	34.2%	2,759	1,776

The Company encountered mechanical issues on its Erickson well which limited production to 7 barrels from that site for the three months ended March 31, 2015.  The Erickson well has been temporarily shut-in.   The Kearney well was also affected by weather-related accessibility issues in March but deliveries totaled 1,038 barrels for the quarter.  The Schutz well produced 90 of 90 days available and produced 1,197 barrels of oil.  The Burner wells produced 91 out of 92 available days and produced 631 barrels for the three months ended March 31, 2015.  Overall production increased 983 barrels for the three months ended March 31, 2015 compared to the three months ended March 31, 2015.  The market decrease in oil prices adversely affected revenue as the average price per barrel sold fell to $30.69/bb for the three months ended March 31, 2015 compared to $72.45 for the prior comparable period ended March 31, 2014.

	Six months ended March 31,
	2015	2014	2015	2014	2015	2014
	Days producing		Percent of Days Producing		Barrels Produced
Burner	144	80	79.1%	44.0%	990	592
Erickson	4	23	2.2%	12.6%	7	160
Kearney	49	47	26.9%	25.8%	762	292
Landstrom	117	25	64.3%	13.7%	1,205	365
Schutz	179	174	98.4%	95.6%	2,474	2,515
	493	349	54.2%	38.4%	5,438	3,924

Gas Revenues – There was no gas production during the quarter ended March 31, 2015.  The Company is currently in discussion with joint venture partners to repair certain measurement and calibration equipment which should allow for resumption of production within the next three to six months.

Production and Operating Expenses (Income) – Total production expenses for the North Dakota oil operations were $73,346 (175% of oil revenue) for the three months ended March 31, 2015 compared to $76,151 (128.2% of oil revenue) for the three months ended March 31, 2014.

Total operating expenses for the three months ended March 31, 2015 and 2014 were $217,504 and $264,873 respectively.  The expenses are segregated as follows:

	Three months ended March 31, 2015				Three months ended March 31, 2014

	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$73,346	$2,977	$-	$76,323	$78,056
Depreciation, depletion and amortization	21,839	9,792	-	31,631	41,917
General and administrative	-	-	105,534	105,534	141,249
Accretion of asset retirement obligation	3,053	963	-	4,016	3,651
Total	$98,238	$13,732	$105,534	$217,504	$264,873

Total operating expenses for the six months ended March 31, 2015 and 2014 were $396,857 and $451,993 respectively.  The expenses are segregated as follows:

	Six months ended March 31, 2015				Three months ended March 31, 2014

	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$103,181	$7,104	$-	$110,825	$111,855
Depreciation, depletion and amortization	43,297	19,603	-	62,900	100,636
General and administrative	-	-	213,334	213,334	232,200
North Dakota reclamation	2,306	-	-	2,306	-
Accretion of asset retirement obligation	6,106	1,926	-	8,032	7,302
Total	$154,890	$28,663	$213,334	$396,857	$451,993

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending March 31, 2015 and 2014 is provided in the following table:

	Three months ended March 31,
	2015	2014	$$ Change	Percent change

Compensation and payroll taxes	$19,219	$40,934	$(21,715)	(53.0%)
Directors fees	13,500	-	13,500	-
Stock option expense	-	9,360	(9,360)	(100.0%)
Legal, professional and consulting	16,639	31,108	(14,469)	(46.5%)
Audit and public company expense	21,927	29,335	(7,408)	(25.3%)
Insurance	18,224	15,559	2,665	17.1
Office and other general and administrative	16,025	14,953	1,072	7.2
Total	$105,534	$141,249	$(35,715)	(25.3%)

Total general and administrative expense has decreased $35,715 (25.3%) during the three month period ending March 31, 2015 compared to the prior year.

Compensation and payroll expense has decreased $21,715 for the three months ended March 31, 2015 compared to the same date in 2014. The Company’s Chief Financial Officer is currently maintaining the President and Chief Executive Officer roles on an interim basis.

Legal, professional and consulting fees decreased $14,469 (46.5%) for the three months ended March 31, 2015 compared to the prior year.  This decrease is primarily due to legal fees related to the State of North Dakota complaint on reclamation of the Jenks and Knudsen wells for the period ended March 31, 2014, which did not subsequently recur during the three months ended March 31, 2015.

Audit and public company expense decreased $7,408 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The decrease in audit expense was a result of recognition of annual audit fees earlier in the fiscal period than in years past due to the Company filing its annual report.  Management expects a proportionate decrease in the upcoming three months ended March 31, 2015.

All other general and administrative expense of $11,988 for the three months ended March 31, 2015, was an increase of $3,737 from the same period ending March 31, 2014, of which insurance expense increased $2,665 over the prior year due to rise in annual premium costs.

A comparative analysis of the general and administrative expense for the six month period ending March 31, 2015 and 2014 is provided in the following table:

	Six months ended March 31,
	2015	2014	$$ Change	Percent change

Compensation and payroll taxes	$41,826	$63,624	$(21,798)	(34.3%)
Directors fees	26,500	-	26,500	-
Stock option expense	-	18,720	(18,720)	(100.0%)
Legal, professional and consulting	18,468	40,013	(21,545)	(53.8%)
Audit and public company expense	62,078	52,489	9,589	18.3%
Insurance	36,449	32,381	4,068	12.6%
Office and other general and administrative	28,013	24,973	3,040	12.2%
Total	$213,334	$232,200	$(18,866)	8.1%

Other income (expense) – for the three month period ending March 31, 2015 and 2014, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 to the Notes to the Financial Statements.

	Three months ended March 31,
	2015	2014	$$ Change	Percent change
Gain on change in fair value of conversion option derivative	$(53,534)	$(198,264)	$144,730	(73.0%)
Gain on change in fair value of warrant derivative	(1,329)	(7,023)	5,694	(81.1%)
Net interest and financing costs	(71,351)	(25,473)	(45,878)	180.1%
Amortization of debt discount	(30,000)	-	(30,000)	-
Total other income	$(156,214)	$(230,760)	$74,546	(32.3%)

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

A comparative analysis of the other income (expense) for the six month period ending March 31, 2015 and 2014 is provided in the following table:

	Six months ended March 31,
	2015	2014	$$ Change	Percent change
Gain (loss) on change in fair value of conversion option derivative	$378,484	$(135,805)	$514,289	(378.7%)
Gain on change in fair value of warrant derivative	14,111	(3,520)	17,631	500.9%
Gain on extinguishment and conversion of debt	-	15,336	(15,336)	(100.0)
Net interest and financing costs	(108,836)	(56,770)	(52,066)	(91.7%)
Amortization of debt discount	(60,000)	-	(60,000)	(100.0%)
Total other income	$223,759	$(180,759)	$404,518	(223.8%)

Cash Flows, Liquidity and Capital Resources

As of March 31, 2015 current assets totaled $30,500 consisting of cash of $161, accounts receivable of $16,675 and other current assets of $13,664.  At the same date, the Company's current liabilities were $2,898,652, of which $1,038,687 are debentures with maturity of less than one year.  Consequently, management has classified the debentures as current liabilities.  This working capital shortage of $2,868,512 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $171,446 for the six months ending March 31, 2015, compared to $93,342 used by operating activities for the three month period ending March 31, 2014.

Net cash used by financing activities totaled $5,653 during the three months ending March 31, 2015 as compared to $Nil in the same period ending March 31, 2014.   The Company negotiated a promissory note to a working interest partner for past due amounts in the amount of $175,425 and a vendor balance converted to a promissory note in the amount of $34,162.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $177,099 which is a decrease in the Company's cash balance of $177,260 existing at September 30, 2014, to the cash balance at March 31, 2015 of $161.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures – In connection with the preparation of this quarterly  report on Form 10-Q, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31,2015,  the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report

 (b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

The Company has outstanding, with certain institutional investors, convertible debentures in the outstanding principal amount, as of March 31, 2015, of $1,038,687 (See Note 7 Convertible Debentures).  The convertible debentures matured as of December 31, 2013.  The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

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

JayHawk Energy, Inc., a Colorado corporation

Date: May 18, 2015	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, Interim President and Interim Chief Executive Officer