Form 10-K/A
period 2014-09-30
Jayhawk Energy, Inc.
filed 2015-06-02
CIK 1308710

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

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating toProved Oil Reserves

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

Mr. Docherty was President and Chief Executive Officer of Quinto Mining Inc. from 1997 until July 2008. He was responsible for day to day operations including both public and private financing, acquiring various mineral properties, negotiating joint ventures and option agreements and overseeing exploration programs. Under his guidance Quinto Mining acquired a number of  mineral properties including Lac Gueret and Peppler Lake . Mr. Docherty raised in excess of $30 million for Quinto .  Mr. Docherty negotiated and completed the merger of Quinto with Consolidated Thompson Iron Mines Ltd. taking Quinto from a market capitalization of $5 million to  a valuation for the purposes of the merger of $175 million at the time the deal was concluded.

Mr. Docherty became CEO of Golden Odyssey Mining Inc. in 2009 and under his direction the company acquired an option to acquire an interest in the Deer Horn mineral claims from Guardsmen Resources Inc.  over the past 3 years Mr. Docherty managed the change of name of GOE to Deer Horn Metals Inc.

Mr. Docherty sits on the boards of several Canadian public resource related companies as well as having interests in investment banking operations.

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

 (2) On June 3, 2014, the Company entered into 10% Convertible Debenture due June 3, 2019 (the “Debenture”) with Lindsay Gorrill whereby Mr. Gorrill agreed to loan the Company $200,000 to the Company.  The Debenture is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares.

(3) Percentage based on 80,375,841 shares of common stock outstanding as of September 30, 2014

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

3.2	Certificate of Amendment to Articles of Incorporation, filed as an exhibit to the 8-K filed with the Commission on June 25, 2007, and incorporated herein by reference.

3.3	Bylaws, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on December 7, 2004, and incorporated herein by reference.

10.1	Alpha Capital Anstalts Convertible Debenture, Pledge Agreement, Securities Purchase Agreement, Security Agreement, Intercreditor Agreement and Partial Reset of Conversion Price

10.2	Lindsay Gorrill Convertible Debenture, Pledge Agreement, Securities Purchase Agreement, Security Agreement, and Intercreditor Agreement

10.3	Galaxy Energy, Inc. Convertible Debenture, Pledge Agreement, Securities Purchase Agreement, Intercreditor Agreement and Security Agreement

14.1	Code of Ethics filed as an exhibit to the 8-K filed with the Commission on July 03, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	Reserve Estimate and Evaluation+

101.INS*	XBRL Instance+

101.SCH*	XBRL Taxonomy Extension Schema+

101.CAL*	XBRL Taxonomy Extension Calculation+

101.DEF*	XBRL Taxonomy Extension Definition+

101.LAB*	XBRL Taxonomy Extension Label+

101.PRE*	XBRL Taxonomy Extension Presentation+

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ Filed with the original 10K filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: May 26, 2015	By: /s/ KELLY J. STOPHER
Kelly J. Stopher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ KELLY J. STOPHER Kelly J. Stopher	President, Chief Executive Officer, Chief Financial Officer	May 26, 2015

By: /s/ LINDSAY E. GORRILL Lindsay E. Gorrill	Director	May 26, 2015

By: /s/ TYRONE DOCHERTY Tyrone Docherty	Director	May 26, 2015

By: /s/ MATTHREW WAYRYNEN	Director	May 26, 2015
Matthew Wayrynen