Form 10-Q/A
period 2014-12-31
Jayhawk Energy, Inc.
filed 2015-06-02
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q-A

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

Quarterly Report on Form 10-Q-A for the

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

Item 4. Controls and Procedures

 a) Evaluation of disclosure controls and procedures – In connection with the preparation of this quarterly  report on Form 10-Q, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2014,  the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report

 (b) Changes in internal controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  control over financial reporting.

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

JayHawk Energy, Inc., a Colorado corporation

Date: May 28, 2015	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, Interim President and Interim Chief Executive Officer