Form 10-Q
period 2015-06-30
Jayhawk Energy, Inc.
filed 2015-08-31
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 19, 2015, there were 199,725,629 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended June 30, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Item 1.  Financial Statements (unaudited)

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

24

Item 3. Quantitative and Qualitative Disclosures About Market Risk

28

Item 4. Controls and Procedures

28

PART II — OTHER INFORMATION

29

Item 1. Legal Proceedings.

29

Item 1A. Risk Factors

30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

31

Item 3.  Defaults Upon Senior Securities

31

Item 4.  Mining Safety Disclosures

31

Item 5.  Other Information

31

Item 6.  Exhibits

31

SIGNATURES

34

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$161	$177,260
Trade accounts receivable	32,922	55,528
Other current assets	13,503	19,490
TOTAL CURRENT ASSETS	46,586	252,278

PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	167,000	196,144
Proved properties, net (NOTE 5)	3,980	82,012
NET PROPERTY AND EQUIPMENT	170,980	278,156
RECLAMATION BONDS AND OTHER LONG TERM ASSETS	151,924	151,846
TOTAL ASSETS	$369,490	$682,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Checks issued and payable	$2,413	$-
Accounts payable	717,200	775,227
Due to working and royalty interests	443,894	596,442
Accrued interest related party	235,710	-
Other payables, interest and taxes accrued	178,930	446,321
Convertible line of credit related party (NOTE 6)	36,933	-
Current portion of promissory notes payable (NOTE 11)	226,612	30,814
Convertible debentures related party (NOTE 7)	470,439	1,038,687
TOTAL CURRENT LIABILITIES	2,312,131	2,887,491

LONG TERM LIABILITIES
Convertible debentures (NOTE 7)	130,000	40,000
Promissory notes payable (NOTE 11)	28,280	5,828
Conversion option derivative (NOTE 8)	90,515	676,533
Warrant derivative liability (NOTE 8)	14,345	24,697
Asset retirement obligation	172,684	160,636
TOTAL LONG TERM LIABILITIES	435,824	907,694
TOTAL LIABILITIES	2,747,955	3,795,185
COMMITMENTS AND CONTINGENCIES (NOTE 13)	-	-
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 199,725,629 and 80,375,841 shares issued and outstanding	199,726	80,375
Additional paid in capital	24,991,932	22,313,609
Accumulated deficit	(27,570,123)	(25,506,889)
TOTAL STOCKHOLDERS DEFICIT	(2,378,465)	(3,112,905)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$369,490	$682,280

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
REVENUE
Oil sales	$67,720	$83,994	$178,414	$213,426
Gas sales	-	-	-	-
TOTAL GROSS REVENUE	67,720	83,994	178,414	213,426

OPERATING EXPENSE
Production costs-oil	65,629	260,578	168,810	368,514
Production costs-natural gas	330	1,582	7,434	5,501
Depreciation, depletion and amortization	32,748	51,750	95,648	152,386
Loss on write-off of equipment	11,528	-	11,528	-
Accretion of asset retirement obligation	4,016	3,651	12,048	10,953
North Dakota reclamation	-	-	2,306	-
General and administration	178,621	109,234	391,955	341,434
TOTAL OPERATING EXPENSES	292,872	426,795	689,729	878,788
OPERATING LOSS	(225,152)	(342,801)	(511,315)	(665,362)

OTHER INCOME (EXPENSE)
Interest and financing costs	(858,086)	(37,396)	(966,922)	(94,166)
Amortization of debt discount	(30,000)	(10,000)	(90,000)	(10,000)
Gain on forgiveness of liabilities	284,750	-	284,750	-
Loss on extinguishment of debt	(1,179,688)	(317,460)	(1,179,688)	(302,124)
Gain (loss) on change in fair value of conversion option derivative	11,105	(535,748)	389,589	(671,553)
Gain (loss) on change in fair value of warrant derivative	(3,759)	(37,294)	10,352	(40,814)
TOTAL OTHER INCOME (EXPENSE)	(1,775,678)	(937,898)	(1,551,919)	(1,118,657)
LOSS BEFORE INCOME TAX	(2,000,830)	(1,280,699)	(2,063,234)	(1,784,019)
Provision for income taxes	-	-	-	-
NET LOSS	$(2,000,830)	$(1,280,699)	$(2,063,234)	$(1,784,019)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.02)
Basic and diluted weighted average number of shares outstanding	159,977,347	80,375,841	106,909,676	79,837,379

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,063,234)	$(1,784,019)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation, depletion and amortization	95,648	152,386
Accretion of asset retirement obligation	12,048	10,953
Amortization and discount on debt	90,000	10,000
Non-cash financing costs	841,585
Loss on write-off of equipment	11,528
Gain on forgiveness of liabilities	(284,750)
Loss on extinguishment of debt	1,179,688	302,124
(Gain) Loss on change in fair value of conversion option derivative	(389,589)	671,553
(Gain) Loss on change in fair value of warrant derivative	(10,352)	40,814
Stock based compensation	-	28,080
Changes in assets and liabilities:
Trade accounts receivable	22,606	(30,228)
Other current assets and other long term asset	5,909	(7,811)
Accounts payable	(23,866)	50,212
Accrual for North Dakota reclamation complaint	-	(118,702)
Due to working and royalty interests	22,877	54,773
Accrued interest related party	235,710
Other payables, interest and taxes accrued	60,929	127,796
Net cash used by operating activities	(193,263)	(492,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and payable	2,413	-
Proceeds from convertible debentures	-	600,000
Principal payments on promissory notes payable	(23,182)	-
Proceeds from convertible line of credit related party	36,933	-
Net cash provided by financing activities	16,164	600,000
Net decrease in cash	(177,099)	107,931
CASH AT BEGINNING OF PERIOD	177,260	96,833
CASH AT END OF PERIOD	$161	$204,764

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Proceeds from convertible debentures allocated to conversion option	$828,211	$600,000
Common stock issued for conversion of debentures	359,287	35,000
Due to working interest holders converted to promissory notes	175,425	46,642
Due to vendor converted to promissory note	34,162	-
Common stock issued for forgiveness of directors fees	6,000	-

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. (the “Company” or “JayHawk”) and its wholly owned subsidiary, Jayhawk Gas Transportation Company, are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities.  To date, the Company has acquired three properties, the Uniontown in Kansas, the Crosby in North Dakota, and Girard in Kansas.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2015.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of June 30, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of    $27,570,123, and as of that date the Company's current liabilities exceeded its current assets by  $2,265,545.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

Income or Loss Per Common Share

Basic earnings per share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.

The dilutive effect of convertible and outstanding securities as of June 30, 2015 and 2014, would be as follows:

	June 30, 2015	June 30, 2014
Stock options	3,400,000	4,000,000
Convertible debt	136,753,350	110,028,675
Warrants	16,000,000	5,777,778
Total possible dilution	156,153,350	119,806,453

At June 30, 2015 and 2014, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at June 30, 2015 and September 30, 2014. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

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

The Company calculates depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil properties on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A the Company will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.  When applicable, the Company will apply the provisions of ASC Topic 410, "Accounting for Asset Retirement Obligations" ("ASC 410") which provides guidance on accounting for dismantlement and abandonment cost.

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

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

Reclassifications

Certain reclassifications have been made to the 2014 financial statements in order to conform to the 2015 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.

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

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds, convertible line of credit and promissory note payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.  The approximate fair value of the convertible debentures based upon the number of shares into which the debentures are convertible is $1,100,287 using the current market price per share of stock at June 30, 2015.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015 and September 30, 2014, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

	June 30, 2015	September 30, 2014	Input Hierarchy level
Assets:
Cash	$161	$177,260	Level 1
Reclamation bonds	150,924	150,346	Level 1
Liabilities:
Conversion option derivative liability	$90,515	$676,533	Level 2
Warrant derivative liability	14,345	24,697	Level 2

NOTE 4 - UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at June 30, 2015 and September 30, 2014, consists of the following capitalized costs respectively:

	June 30, 2015	September 30, 2014
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment - Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	579,027	579,027
Capitalized drilling costs	614,756	614,756
Subtotal	3,799,654	3,799,654
Less impairments	(2,432,087)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,240,892)	(1,211,748)
Unproved and developed properties, net	126,675	155,819

UNPROVED AND UNDEVELOPED PROPERTIES
North Dakota Project, net	40,325	40,325
Unproved and undeveloped properties, net	40,325	40,325

TOTAL UNPROVED PROPERTIES	$167,000	$196,144

NOTE 5 - PROVED PROPERTIES AND IMPAIRMENT

For the nine months ended June 30, 2015 and 2014, respectively, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the present value of the expected revenues directly associated with the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the present value of such revenues.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

The total of the Company's investment in proved properties and equipment at June 30, 2015 and September 30, 2014, consists of the following capitalized costs respectively:

	June 30, 2015	September 30, 2014
Crosby, North Dakota Properties
Proved reserves	$2,381,962	$2,381,962
Field equipment	1,200,247	1,200,247
Capitalized drilling costs	-	427,957
Subtotal	3,582,209	4,010,166
Less impairments	(811,339)	(1,092,302)
Less accumulated depreciation, depletion and amortization	(2,766,890)	(2,835,852)
TOTAL PROVED OIL AND GAS PROPERTIES	$3,980	$82,012

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

During the three months ended June 30, 2015, management scrapped certain capitalized drilling costs and equipment associated with the Jenks and Knudsen wells in Crosby, North Dakota.  The Company determined the costs associated with completing the necessary engineering, road improvements and purchase of additional equipment to construct a disposal well exceeded the future benefits of said well.  The Company has plugged both the Jenks and Knudsen well bores. The loss on write-off of $11,528 was charged to operations.

NOTE 6 - CONVERTIBLE LINE OF CREDIT RELATED PARTY

On June 30, 2015, the Company entered into a revolving credit loan agreement with Vast Exploration, LLC (the “Lender” or “Vast”). Vast is a controlling shareholder of the Company and an affiliate of Vast Petroleum Corp., an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the loan. The Chairman of the board for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast.

The loan permits the Company to borrow up to $100,000 with an interest rate equal to 1.5% per month of the unpaid principal balance on the loan. The Company is required to pay principal on demand or, if not sooner demanded, then on or before June 30, 2016.  The Company is required to pay interest on demand or, if not sooner demanded, then on the 1st day of each month, commencing August 1, 2015. After demand, interest on the outstanding balance of the Loan will accrue at a rate equal to 2% per month. Vast has the right, at any time after the date of the Loan, at its election, to convert all or part of the Loan into shares of fully paid and non-assessable shares of common stock of the Company.

The Lender has the right, at any time after the date of the, at its election, to convert all or part of the loan amount into shares of fully paid and non-assessable shares of common stock of the Company.  The conversion price  shall be the lesser of (a) $0.01 per share of common stock, (b) 50% of the average of the three lowest trade prices of three  separate trading days of Common Stock recorded during the twenty five previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the date of this Note to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that existed  prior to the date of the loan.  As a result of the variable nature of the conversion price, the Company recognize a conversion derivative liability based on the fair value of the conversion units at periodic valuation dates and events (Note 8).

As of June 30, 2015, the line of credit balance was $36,933 was convertible to 6,138,450 shares of the Company’s common stock at a share price of $0.006017 based on the aforementioned conversion formula.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

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

Royalty Interest: beginning on the original issue date of the Debentures and continuing thereafter so long as the Company owns the subject wells, the Company agrees to pay each Investor a one percent (1%) overriding royalty interest, calculated monthly, on all proceeds received by the Company from sales of crude oil produced from the Company's five (5) then producing, as of the date the Debentures were issued, oil wells located in North Dakota

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

On June 6, 2014, the Registrant entered into a Securities Purchase Agreement with an accredited investor (the “Investor”), wherein the Company agreed to sell and the Investor agreed to purchase a $200,000 Secured Convertible Debenture (the “Debenture”).  The Debenture is due sixty (60) months from the date of closing (the “Securities Purchase Agreement,” and “Debenture” collectively constitute the “Offering”). The Debenture is secured by a security agreement granting the Investor a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company will also enter into a Stock Pledge Agreement pledging to the Investor, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportion Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).

Additionally, the Company agrees to pay the Investor a per barrel fee (the “Disposal Fee”) for each barrel of wastewater, which emanates from the Company’s five (5) currently producing, as of the original issue date of the Debenture, oil wells located in North Dakota, which is disposed of in the Company’s proposed wastewater disposal well to be located in North Dakota (the “Disposal Well”).  For a period commencing on the original issue date of the Debenture and continuing for five (5) years or until the Debenture is repaid by the Company, whichever is sooner, the Disposal Fee will be equal to fifty cents ($.50) per barrel of wastewater disposed of in the Disposal Well.  Thereafter the Disposal Fee shall be equal to twenty five cents ($.25) per barrel of wastewater, emanating from the Company’s 5 currently producing, as of the date the Debenture is issued, oil wells located in North Dakota, disposed of in the Disposal Well.

The Debenture is convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 20,000,000 shares of common stock.On June 3, 2014, the price for the Company’s common stock exceeded the $0.01 conversion price stated in the debentures. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the debenture date, a total discount of $600,000 was recognized on the debentures. The discount is being amortized over the term of the debentures using the straight-line method, which approximated the effective interest method. The Company recorded $40,000 in interest expense related to the amortization of the discount for the year ended September 30, 2014. The remaining discount balance was $560,000 at September 30, 2014. For the nine months ended June 30, 2015, the Company recorded $90,000 in interest and finance expense related to the amortization of the discount.  The remaining discount balance was $470,000 at June 30, 2015.

Nine months ended June 30, 2015

On April 17, 2015, Vast Exploration, LLC (“Vast”) acquired, from the various original institutional holders, the Convertible Debentures originally issued by the Company on or about December 11, 2009, December 30, 2009, April 22, 2010 and October 18, 2010 (collectively the “Convertible Debentures”).  Vast also acquired two outstanding convertible debentures originally issued by the Company on or about June 3, 2014, in aggregate amount of $400,000 from an institutional holder and a related party to the Company.

On or about April 17, 2015, Vast notified the Company of its intent to hold the Company in default of certain provisions of the Convertible Debentures, including but not limited to additional interest at 18% and recalculating the principal balances to 125% of their face amount retroactive to the last known date of compliance. The increase in principal balance of the debentures as a result of the default at date of notification was $283,188.  The increase in additional accrued interest on the debentures as a result of the default at the date of notification was $300,441. The total $583,629 was recognized as interest and finance expense during the three months ended June 30, 2015.  As of June 30, 2015, the Convertible Debentures and accrued interest remain in default and consequently are classified as “current liabilities”.

Effective April 30, 2015 the Company entered into an agreement, with Vast, to amend the Company’s outstanding convertible debentures held by Vast.  Under the terms of the Amendment to Convertible Debentures the “Conversion Price” for the remaining entire outstanding balance owed by the Company under the Convertible Debentures has been reset to $.01 per share.  The amendment to the convertible debentures includes a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Jayhawk Energy, Inc. at $0.01 per share at the option of related party note holders.  These notes and accrued interest as of April 30, 2015, would convert into 207,954,477 shares of Jayhawk Energy, Inc.’s common stock, subject to an increase in the Company’s authorized shares of common stock.  The Amendment to Convertible Debentures also eliminated certain provisions of the convertible debentures that required convertible derivative accounting rules to be applied to the convertible debentures (See Note 8).

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

The fair value of the conversion feature prior to amendment of the agreement was $286,952.   The Company estimated the fair value of the amended conversion feature to be $1,436,734 which has been recognized as a loss on extinguishment of debt in the Company’s non-operating expenses. The Company recognized extinguishment of debt of $1,179,688.

On April 30, 2015, Vast gave the Company written Notice of Conversion of four of the Convertible Debentures (Note 7) into the Company's common stock.  Vast converted $828,211 of the principal balance and $359,287 of accrued interest of the debentures for a total conversion of $1,187,498.   The conversion price was $0.01 per share   The Company issued 118,749,800 shares of its common stock.  As a result of the conversion, Vast became the majority shareholder of the Company.

The fair value was calculated using Level 2 inputs.   The fair value of the amended conversion feature was estimated by applying a Black-Scholes model and using the following conversion variables:

Stock price	$.00112
Risk-free interest rate	286.6%
Expected term	.25 years
Expected volatility	286.6%
Fair value of conversion option per unit	0.0069

At June 30, 2015, principal payments on debt are due as follows:

Year ending June 30, 2015	$470,439
Year ending June 30, 2016	-
Year ending June 30, 2017	-
Year ending June 30, 2018	-
Year ending June 30, 2019	600,000
$1,070,439

NOTE 8 - DERIVATIVE LIABILITIES

The Company had convertible debentures which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock. The debentures contain anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management has valued them at fair value at the date of issuance.

During the three months ended June 30, 2015, the Company entered into a modification agreement with the holders of the convertible debentures.  The modification agreement changed the conversion price to $0.01 per common share and also specifically eliminated provisions of the debentures requiring conversion derivative accounting.  The fair value of the derivative liability on that date of $1,436,734 was charged to ‘additional paid-in capital’.

The Company also entered into a convertible line of credit (Note 6), dated June 30, 2015, which contained provisions allowing holders of the note to convert outstanding debt to shares of the Company's common stock. The line of credit contains anti-dilution provisions which call for the debt conversion price to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options to require derivative liability accounting.  Management has valued them at fair value using a Black Scholes model with the inputs as indicated below at the date of issuance.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

Conversion option derivative

At June 30, 2015 and 2014, the fair value of conversion options was estimated at the period’s end using the Black-Scholes option pricing model using the following weighted average assumptions.

	June 30,
	2015	2014
Stock price	$0.0169	$0.0294
Risk-free interest rate	0.01% to 0.28%	0.06% to 0.10%
Expected term	.25 years to 1 year	.25 to .50 years
Expected volatility	242.5% to 298.6%	248.6% to 339.3%
Fair value of conversion option derivative units	$0.003 to $0.015	$.002 to $0.01

Below is detail of the change in conversion option liability balance for the three months ended June 30, 2015 and 2014, respectively.

	For the three months ended June 30,
	2015	2014

Beginning balance	$298,049	$298,022
Fair value of derivative conversion option extinguished	(286,944)	317,460
Line of credit derivative conversion option liability	90,515	-
Net change in fair value of conversion option liability	(11,105)	535,748
Ending balance	$90,515	$1,151,230

Below is detail of the change in conversion option liability balance for the nine months ended June 30, 2015 and 2014, respectively.

	For the nine months ended June 30,
	2015	2014

Beginning balance	$676,533	$177,553
Fair value of derivative conversion option extinguished	(286,944)	302,124
Line of credit derivative conversion option liability	90,515
Net change in fair value of conversion option liability	(389,589)	671,553
Ending balance	$90,515	$1,151,230

Warrant derivative

At June 30, 2015 and 2014, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30,
	2015	2014
Stock price	$0.0169	$0.0294
Risk-free interest rate	0.56%	0.02% to 0.90%
Expected term	1.88 year	1 month to 1 year
Expected volatility	274.3%	128.4% to 297.7%
Fair value of warrant derivative units	$0.0106	$0.0002 to $0.028

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

Below is detail of the change in warrant derivative liability balance for three months ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,
	2015	2014

Beginning balance	$10,586	$45,073
Net change in fair value of warrant derivative liability	3,759	37,294
Ending balance	$14,345	$82,367

Below is detail of the change in warrant derivative liability balance for nine months ended June 30, 2015 and 2014, respectively:

	Nine months ended June 30,
	2015	2014

Beginning balance	$24,697	$41,553
Net change in fair value of warrant derivative liability	(10,352)	40,814
Ending balance	$14,345	$82,367

NOTE 9 - STOCK BASED COMPENSATION

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

The outstanding options have a weighted average remaining term of 3.78 years.  No options were exercised during the three months ended June 30, 2015. At June 30, 2015 and 2014, the Company had 3,400,000 options outstanding and exercisable.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

The following table reflects the summary of changes during the periods ended September 30, 2014 and June 30, 2015:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2013	2,040,000	$0.20	$-
Issued	4,000,000	0.01	-
Exercised	-	-	-
Forfeited or rescinded	(2,040,000)	(0.20)	-
Balance outstanding and exercisable, September 30, 2014	4,000,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited or rescinded	(600,000)	(0.01)	-
Balance outstanding and exercisable, June 30, 2015	3,400,000	$0.01	$23,460

All 3,400,000 options outstanding are fully vested and exercisable at $0.01 per share.

As of June 30, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  The Company recognized $Nil and $9,360 of compensation cost related to options vested during the three months ended June 30, 2015 and 2014, respectively.  The Company recognized $Nil and $28,080 of compensation cost related to options vested during the nine months ended June 30, 2015 and 2014, respectively   These costs are classified under management and administrative expense.

The aggregate intrinsic value of options exercisable at June 30, 2015 was $23,460 based on the Company’s closing price of $0.0169 per common share, respectively.

NOTE 10 - BROKER AND SHARE PURCHASE WARRANTS

A summary of activity of the Company's share purchase and broker warrants outstanding at June 30, 2015 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2013	1,055,335	$0.06	4,777,778	$0.05
Forfeited or expired	(55,335)	(0.05)	(2,000,000)	(0.05)
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2014	1,000,000	$0.06	2,777,778	$0.05
Forfeited or expired	-		(2,777,778)	(0.05)
Exercised	-	-	-	-
Granted	-	-	15,000,000	0.001
Balance outstanding, June 30, 2015	1,000,000	$0.06	15,000,000	$0.001

The Broker Warrants expire February 15, 2017 and have an exercise price of $0.06.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

On April 17, 2015 the Company granted, to four institutional investors, warrants to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock in consideration of the investors waiving the Company’s prior defaults under the Convertible Debentures.  The Warrants give the holders thereof the right to purchase common stock of the Company at the purchase price of $0.001 per share and expire on March 17, 2020. The fair value of the warrants issued was $167,442 was charged to interest and financing costs.

NOTE 11 – PROMISSORY NOTES PAYABLE

On or about July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company will make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At June 30, 2015, the balance due on the note was $31,642. The Company is currently in default on the terms of the promissory note.

On or about January 27, 2015, the Company entered into a promissory note for $189,790 with a working interest partner which included past due amounts of $175,425 and imputed interest of $14,364 which was recognized as financing expense.  The Company will make nineteen monthly payments in the amount of $9,542 and subsequently make one monthly payments in the amount of $19,016.  The note bears interest at 6% per annum.  At June 30, 2015, the total balance due plus accrued interest and late payment charges on the note was $192,370.  The Company is currently in default on the terms of the promissory note.

On or about February 12, 2015, the Company entered into a promissory note for $49,696 with a vendor which included accounts payable of $34,162 and imputed interest of $15,534 which was recognized as financing expense.  The Company will make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  The note bears interest at 8% per annum.  At June 30, 2015, the balance due including accrued interest on the note was $42,129.

At June 30, 2015, principal payments on these notes are due as follows:

Year ending June 30,
2016	$226,612
2017	14,503
2018	13,777
$254,892

NOTE 12 - RELATED PARTY TRANSACTIONS

On or about December 1, 2011, the Company entered into a four year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and current member of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three months and nine months ended June 30, 2015 and 2014, $7,500 and $7,500, and $15,000 and $15,000 respectively, were due under the terms of the lease.  The balance due to the related party including common area expenses as of June 30, 2015 was $17,113.

On or about June 3, 2014, the Company entered into a Securities Purchase Agreement with the former Chairman and current member of the board of directors to sell $200,000 of Secured Convertible Debentures (Note 7).

On or about April 17, 2015, the former Chairman assigned for consideration the $200,000 convertible debenture to Vast. On or about April 17, 2015, Vast also was assigned for consideration to the holder a $200,000 convertible debenture held by an institutional investor and also acquired the Convertible Debentures (Note 7) from their original holders.

On or about April 17, 2015, Vast notified the Company of its intent to hold the Company in default of certain provisions of the Convertible Debentures, including but not limited to additional interest at 18% and recalculating the principal balances to 125% of their face amount retroactive to the last known date of compliance.

On April 17, 2015, the Board of Directors appointed the managing member of Vast Exploration LLC as a director of the Company to fill a vacancy on the Board and in connection with Vast Exploration, LLC’s acquisition of certain Convertible Debentures from institutional investors.  The managing member of Vast Exploration LLC will serve as the Chairman of the board of Directors of Jayhawk Energy.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

The aggregate debenture and accrued interest  balance due  to the Vast as of June 30, 2015 is $1,106,149 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of  shares.

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

With respect to the Knudsen 1 site reclamation, under North Dakota statute, the Company is required to re-vegetate the disturbed area with native species or with crops according to reasonable specifications of the surface owner.  The Company intends to plant native grass in the Spring and Summer of 2015 and believes it has substantially complied with the standards set for reclamation of the site.  Management does not believe the cost of replanting to be material at this time and, therefore, accrues no additional contingent liability.

With respect to the Jenks site reclamation (Note 14), management determined the cost to construct a salt water disposal well exceeded the present value of the economic benefit thereof.  The Company engaged contractors to plug the Jenks well of which the expected completion date will be during August 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure to comply with certain portions of the Kansas Administrative Regulations.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 was payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The Company has subsequently submitted 71 temporary abandonment applications, of which 71 applications were approved.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.

On or about April 17, 2015, as a result of the Vast transaction, the Company reported a Change of Control which triggered certain provisions of a Company officer’s Executive Employment Agreement. The Company accrued a liability of $143,781 which is included in “other payables, taxes and interest accrued” at June 30, 2015. For the three months ended June 30, 2015, the Company charged “general and administrative” expense in the amount of $143,781.

NOTE 14– SUBSEQUENT EVENTS

On August 6, 2015, the Company entered into a Line of Credit Modification Agreement with Vast.  The Agreement modifies that certain Revolving Credit Note (Note 6) entered into on June 30, 2015 by the Company for the benefit of Vast.. The Agreement adjusts the maximum principal balance that may be borrowed from $100,000 to $150,000.

On July 8, 2015, the Company executed a Contract Operating Agreement (the “Operating Agreement”) with Vast, which was made retroactive to January 01, 2015. Under the terms of the Operating Agreement Vast becomes the “operator of record” for all of the Company’s properties. Vast’s duties include the exclusive responsibility for the operation of the Company’s oil and gas properties, which includes handling routine operations, major operations, reporting services and other miscellaneous services. The Company will pay Vast a monthly fee for services in the amount of $20,000. The Company will remain responsible for all fees, expenses and taxes related to its properties and has agreed to reimburse Vast for any fees, expenses or taxes advanced on the Company’s behalf. The Company has the right to audit the books, records and invoices maintained by Vast in its operation of the Company properties. The term of the Operating Agreement is two years from the effective date. The Operating Agreement automatically renews for successive one year terms until the Company or Vast provide notice of non-renewal. The Operating Agreement includes mutual indemnities and waivers of consequential and punitive damages. The Operating Agreement also includes release and hold harmless provisions for the exclusive benefit of Vast. Finally, the Operating Agreement consents to and ratifies any operational services Vast has provided to the Company prior to the date the Operating Agreement was executed.  Vast billed the Company $120,000 for the nine months ended June 30, 2015 which was charged to ‘production expense’ and subsequently billed to working interest partners for their pro-rata share of the expense.

Vast is a controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Agreements. The Chairman of the Board of Directors for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast. Acting in his capacity of Chairman of the Board of the Company, he recused himself from voting on the approvals of the Line of Credit Modification Agreement and the Contract Operating Agreement, both of which were subsequently approved by the remaining members of the Company’s Board of Directors.

On or about August 11, 2015, the Company plugged the Jenks well bore and is taking additional steps to re-vegetate the surrounding disturbed area with native species or with crops according to reasonable specifications of the surface owner.  In the event the Company does not comply with the restoring the disturbed area with native species or crops according to reasonable specifications by the land owner, the Company may be subject to fines and penalties up to $1,825,000 and would be subject to post a $120,000 bond with the state to ensure adequate cleanup.   Management believes it has substantially complied with the requirements of plugging and abandonment on the Jenks well and expects to complete surface work and replanting by the end of the fiscal year September 30, 2015.

NOTE 15– COMMON STOCK

On April 30, 2015, Vast gave the Company written Notice of Conversion of four of the Convertible Debentures (Note 7) into the Company's common stock. The holder converted $828,211 of the principal balance and $359,287 of accrued interest of the debentures for a total conversion of $1,187,498.  The conversion price was $0.01 per share.  The Company issued 118,749,800 shares of its common stock.

On June 8, 2015, the Company issued 600,000 shares of its common stock at $0.01 per shares (Note 16) to certain directors of the Company’s board of directors in consideration for accrued board fees.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2015

NOTE 16– GAIN ON FORGIVENESS OF LIABLILITIES

During the three months ended June 30, 2015, the former President, Chief Executive Officer and Chairman of the board of directors forgave $84,500 of accrued compensation and four members of the Company’s board of directors entered into agreements in which $206,250 of accrued directors fees were forgiven in consideration of 600,000 shares of the Company’s common stock with a fair value of $6,000. The Company recognized ‘gain on forgiveness of liabilities” of $284,750 during the three months ended June 30, 2015.

.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months and nine months ended June 30, 2015 and 2014

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and supplemental information presented in our Annual Report for the period ending September 30, 2014, on Form 10-K, and the Forms 8-K and Forms 10-Q issued in the periods subsequent to June 30, 2014.  Certain sections of Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements concerning trends or events potentially affecting our business.  These statements typically contain words such as "anticipates," "believes," "estimates," "expects," "plans," "probable," "should," "could," "would," or similar words indicating that future outcomes are uncertain.  In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not all such factors, which could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Oil and Gas Properties

During the three months ended June 30, 2015, ongoing low oil prices adversely affected the Company’s net revenue total.  The Kearney and Erickson wells encountered mechanical issues.  The Company shut-in the Erickson well until such time as sufficient capital resources are available to perform a complete work over on the unit.

The natural gas pipeline near Girard, Kansas owned by the Company’s subsidiary, Jayhawk Gas Transport Company remains dormant until such time as sufficient capital resources are available to upgrade calibration units and equipment required by the purchaser of gas transported by said pipeline.  The Company’s joint interest partner, Vast Petroleum Corp., is currently seeking bids on costs to complete the necessary upgrades and the Company expects to evaluate a costs and timeline for returning to production during the quarter ending September 30, 2015.

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure to comply with certain portions of the Kansas Administrative Regulations.  The Settlement Agreement is not binding until accepted with regard to Commission Docket Number 15-CONS-458-CPEN.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 is payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The Company has subsequently submitted 71 temporary abandonment applications, of which 71 applications were approved and all monetary penalties were paid in a timely manner.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.

There has been no revision of estimate to the Company’s asset retirement obligation for the period ended June 30, 2015 as management has not reasonably determined a probability of imminent retirement of the asset at this time.

Revenues – For the three months ending June 30, 2015 and 2014, revenues reported as JayHawk's net working interest were $67,720 and $83,994 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2015 and 2014, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2015	2014	2015	2014	2015	2014
Oil Sales (in barrels)	3,062	1,971	$42.75	$82.34	$130,909	$162,289
Gas Sales (in thousand cubic feet)	-	-	-	-	-	-
Total Gross Receipts					130,909	162,289
Less: working & royalty interests					(59,207)	(74,522)
Less: severance taxes					(3,982)	(3,773)
Total Net Revenues to JayHawk					$67,720	$83,994

For the nine months ending June 30, 2015 and 2014, revenues reported as JayHawk's net working interest were $178,414 and $213,426 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2015 and 2014, are disclosed in the following table:

	Volumes		Average Prices		Gross Revenue
	2015	2014	2015	2014	2015	2014
Oil Sales (in barrels)	8,376	5,451	$41.34	$74.52	$346,299	$406,184
Gas Sales (in thousand cubic feet)	- -	-	-	- -	- -	-
Total Gross Receipts					346,299	406,184
Less: working & royalty interests					(158,917)	(183,355)
Less: severance taxes					(8,968)	(9,403)
Total Net Revenues to JayHawk					$178,414	$213,426

Oil Revenues – As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

For the three month period ending June 30, 2015, JayHawk sold a gross 3,062 barrels (Bbls).  Field prices (after delivery charges) fluctuated from a low of $41.92 to a high of $50.83 during the three month period ending June 30, 2015.  This production was sold at average prices of $42.75/Bbl.  During the comparable period ending June 30, 2014 the quarterly sales volumes were 1,971 Bbls.  Field prices (after delivery charges) fluctuated from a low of $76.07 to a high of $86.94/Bbl.  Average prices received per barrel of crude oil were $82.34 for the three months ending June 30, 2014.

Volumes of oil delivered during the three month period ending June 30, 2015 increased by 1,091 barrels (+55.4%) over the same timeframe in 2014. However, average sales price per barrel declined by 48%.  The Company operated five of five wells intermittently in the three months ended June 30, 2015 for an aggregate of 262 production days of 455 days available for production (57.6%) compared to 134 production days of 455 days available for production (29.5%) for the three months ended June 30, 2014.

Gas Revenues – There was no gas production during the quarter ended June 30, 2015.  The Company is currently in discussion with joint venture partners to repair certain measurement and calibration equipment which should allow for resumption of production within the next three to nine months.

Production and Operating Expenses (Income) – Total production expenses for the North Dakota oil operations were $65,629 (96.9% of oil revenue) for the three months ended June 30, 2015 compared to $260,578 (310.0% of oil revenue) for the three months ended June 30, 2014.

Total operating expenses for the three months ended June 30, 2015 and 2014 were $292,872 and $426,795 respectively.  The expenses are segregated as follows:

	Three months ended June 30, 2015				Three months ended June 30, 2015

	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$65,629	$330	$-	$65,959	$262,160
Depreciation, depletion and amortization	23,208	9,540	-	32,748	-
Loss on write off of equipment	11,528	-	-	11,528	51,750
General and administrative	-	-	178,621	178,621	109,234
Accretion of asset retirement obligation	3,053	963	-	4,016	3,651
Total	$103,418	$10,833	$178,621	$292,872	$426,795

Total operating expenses for the nine months ended June 30, 2015 and 2014 were $689,729 and $878,788 respectively.  The expenses are segregated as follows:

	Nine months ended June 30, 2015				Nine months ended June 30, 2014

	Crosby, ND	Girard, KS	G&A	Total	Total
Direct Regional Costs	$168,810	$7,434	$-	$176,244	$374,015
Depreciation, depletion and amortization	66,504	29,144	-	95,648	152,386
Write off of equipment	11,528	-	-	11,528	-
General and administrative	-	-	391,955	391,955	341,434
North Dakota reclamation	2,306	-	-	2,306	-
Accretion of asset retirement obligation	9,159	2,889	-	12,048	10,953
Total	$258,307	$39,467	$391,955	$689,729	$878,788

Production Expenses – include direct costs and expenses such as field labor, fuel, power, well repair and maintenance, and saltwater disposal.  The direct production expenses are reported net of amounts charged to our non-operating partners for their working interest share of applicable costs and expenses.

General and Administrative Expenses – include the cost of head office administration and the salaries and wages paid senior management and administrative staff.  A comparative analysis of the general and administrative expense for the three month period ending June 30, 2015 and 2014 is provided in the following table:

	Three months ended June 30,
	2015	2014	$ Change	Percent change

Compensation and payroll taxes	$145,781	$40,524	$105,257	259.7%
Directors fees	-	-	-	-
Stock option expense	-	9,360	(9,360)	(100.0%)
Legal, professional and consulting	12,913	20,336	(7,423)	(36.5%)
Audit and public company expense	5,635	7,707	(2,072)	(26.9%)
Insurance	12,990	14,405	(1,415)	(9.8%)
Office and other general and administrative	1,302	16,902	(15,600)	(92.3%)
Total	$178,621	$109,234	$69,387	63.5%

Total general and administrative expense increased $69,387 (63.5%) during the three month period ending June 30, 2015 compared to the prior year.

Compensation and payroll expense increased $105,257 for the three months ended June 30, 2015 compared to the same date in 2014, as the Company estimated and accrued a change of control provision included in the executive employment agreement with its Chief Financial Officer.  The Chief Financial Officer and the Company are currently negotiating a revised executive employment agreement.

Legal, professional and consulting fees decreased $7,423 (36.5%) for the three months ended June 30, 2015 compared to the prior year.  This decrease is primarily due to legal fees related to the State of North Dakota complaint on reclamation of the Jenks and Knudsen wells for the period ended June 30, 2014, which did not subsequently recur during the three months ended June 30, 2015.

Audit and public company expense decreased $2,072 for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

All other general and administrative/insurance expense of $14,292 for the three months ended June 30, 2015, was a decrease of $17,015 from the same period ending June 30, 2014.  The Company suspended lease payments and is negotiating a termination of the lease on its lease on its office premises by mutual agreement with the related party landlord which accounted for virtually all of the decrease in general and administrative expense.

A comparative analysis of the general and administrative expense for the nine month period ending June 30, 2015 and 2014 is provided in the following table:

	Nine months ended June 30,
	2015	2014	$ Change	Percent change

Compensation and payroll taxes	$187,607	$104,148	$83,459	80.1%
Directors fees	26,500	-	26,500	-
Stock option expense	-	28,080	(28,080)	(100.0%)
Legal, professional and consulting	31,381	60,349	(28,968)	(48.0%)
Audit and public company expense	67,713	60,196	7,517	12.5%
Insurance	49,439	46,786	2,653	5.7%
Office and other general and administrative	29,315	41,875	(12,560)	(30.0%)
Total	$391,955	$341,434	$50,521	14.8%

Other income (expense) – for the three month period ending June 30, 2015 and 2014, are detailed below.  Interest expense, financing costs and the non-cash costs of debt conversion and derivatives are more fully discussed in Note 8 of the Notes to the Financial Statements.

	Three months ended June 30,
	2015	2014	$ Change	Percent change
Net interest and financing costs	$(858,086)	$(37,396)	$(820,690)	2194.6%
Amortization of debt discount	(30,000)	(10,000)	(20,000)	200.0%
Gain on forgiveness of liabilities	284,750	-	284,750	-
Loss on extinguishment of debt	(1,179,688)	(317,460)	(862,228)	271.6%
Gain (loss) on change in fair value of conversion option derivative	11,105	(535,748)	546,853	(102.1%)
Loss on change in fair value of warrant derivative	(3,759)	(37,294)	33,535	(89.9%)
Total other income	$(1,775,678)	$(937,898)	$(837,780)	89.3%

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

On or about April 17, 2014, the Company modified the terms of its debentures (Notes 7 and 8), changing the conversion and exercise price from $0.05 to $0.01 per share on the remaining 75% of the outstanding debenture balance. Consequently the Company recognizes gain or loss to the extent the fair value of the derivative instrument exceeds or is below the share price at the end of each reporting period.

A comparative analysis of the other income (expense) for the nine month period ending June 30, 2015 and 2014 is provided in the following table:

	Nine months ended June 30,
	2015	2014	$$ Change	Percent change
Net interest and financing costs	$(966,922)	$(94,166)	$(872,756)	926.8%
Amortization of debt discounts	(90,000)	(10,000)	(80,000)	800.0%
Gain on forgiveness of liabilities	284,750	-	284,750	0.0%
Loss on extinguishment of debt	(1,179,688)	(302,124)	(877,564)	290.5%
Gain (loss) on change in fair value of conversion option derivative	389,589	(671,553)	1,061,142	(158.0%)

Loss on change in fair value of warrant derivative	10,352	(40,814)	51,166	(125.4%)
Total other income	$(1,551,919)	$(1,118,657)	$(433,262)	38.7%

Cash Flows, Liquidity and Capital Resources

As of June 30, 2015 current assets totaled $46,586 consisting of cash of $161, accounts receivable of $32,922 and other current assets of $13,503.  At the same date, the Company's current liabilities were $2,312,131.  This working capital shortage of $2,265,545 impairs the Company's ability to continue operating as a going concern.  Future success and independence will be dependent upon the Company's ability to obtain sufficient additional financing and upon achieving profitable future operations.  At this time there is no assurance that the Company will be able to achieve these objectives.  Management is aggressively seeking joint venture partners, merger, acquisition or other means of financing to grow the Company.

Net cash used by operating activities totaled $193,263 for the nine months ending June 30, 2015, compared to $492,069 used by operating activities for the nine month period ending June 30, 2014.

Net cash provided by financing activities totaled $16,164 during the nine months ending June 30, 2015 as compared to $600,000 in the same period ending June 30, 2014.   The Company negotiated a promissory note to a working interest partner for past due amounts in the amount of $175,425 and a vendor balance converted to a promissory note in the amount of $34,162.

The net change in cash is the sum of cash used in operating activities and provided by investing and financing activities, or a net decrease of $177,099 which is a decrease in the Company's cash balance of $177,260 existing at September 30, 2014, to the cash balance at June 30, 2015 of $161.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments, trading or non-trading, that would be sensitive to market risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures – In connection with the preparation of this quarterly  report on Form 10-Q, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30,2015,  the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

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

With respect to the Knudsen 1 site reclamation, under North Dakota statute, the Company is required to revegetate the disturbed area with native species or with crops according to reasonable specifications of the surface owner.  The Company intends to plant native grass in the summer of 2015 and believes it has substantially complied with the standards set for reclamation of the site.  Management does not believe the cost of replanting to be material at this time and, therefore, accrues no additional contingent liability.

On or about August 11, 2015, the Company plugged the Jenks well bore and is taking additional steps to re-vegetate the surrounding disturbed area with native species or with crops according to reasonable specifications of the surface owner.  In the event the Company does not comply with the restoring the disturbed area with native species or crops according to reasonable specifications by the land owner, the Company may be subject to fines and penalties up to $1,825,000 and would be subject to post a $120,000 bond with the state to ensure adequate cleanup.   Management believes it has substantially complied with the requirements of plugging and abandonment on the Jenks well and expects to complete surface work and replanting by the end of the fiscal year September 30, 2015.

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

The Company has subsequently submitted 71 temporary abandonment applications, of which 71 applications were approved and all monetary penalties were paid in a timely manner.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2015, the Company granted, to four (4) institutional investors, warrants to purchase up to an aggregate of fifteen million (15,000,000) shares of the Company ’ s common stock (the “ Warrants ” ) in consideration of the investors ’ waiving of the Company ’ s prior defaults under the Convertible Debentures.  The Warrants give the holders thereof the right to purchase common stock of the Company at the purchase price of $.001 per shares and expire on March 17, 2020. The summary the Warrants above are qualified in their entirely by the Exhibits described in the Exhibit Table.

The issuance of the Common Stock Purchase Warrants above were issued without registration by reason of the exemption afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933 (the “ Securities Act ” ) as a transaction by an issuer not involving any public offering. As such, the Warrants may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available

Item 3.  Defaults Upon Senior Securities

The Company has outstanding, with certain institutional investors, convertible debentures in the outstanding principal and accrued default interest amount of $1,106,149, as of June 30, 2015,  (See Note 7 Convertible Debentures).  The convertible debentures matured as of December 31, 2013.  The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

In response to comments received from SEC staff dated April 28, 2015 and July 09, 2015, the Company is including the table and discussion below which contains additional information regarding the convertible debentures originally issued by the Company on or about December 11, 2009, December 30, 2009, April 22, 2010 and October 18, 2010.  Also in response to SEC staff comments the Company has included examples of the executed convertible debentures as exhibits to this Form 10-Q.

Date (1)	Holder	Principal Amount
12/9/2009 (6)	Alpha Capital Anstalt	$159,253.00
12/9/2009 (6)	Ellis International Ltd.	33,333.33
12/9/2009 (6)	Lane Ventures	8,250.00
12/9/2009 (6)	Momona Capital	16,667.00
12/9/2009	Whalehaven Capital	82,500.00
	Total	$300,003.33

12/20/2009 (6)	Alpha Capital Anstalt	$315,747.00
12/20/2009 (6)	Ellis International Ltd.	66,666.67
12/20/2009 (6)	Lane Ventures	8,250.00
12/20/2009 (6)	Momona Capital	16,667.00
12/20/2009	Whalehaven Capital	167,500.00
	Total	$599,996.67

(1)

On December 9, 2009 the Company entered into a Securities Purchase Agreement wherein the Company agreed to sell and the investors agreed to purchase up to $1.5 million of Convertible Debentures.  The aggregate $1.5 million was invested in stages.  The Company filed a Form 8-K December 14, 2009, regarding the first tranche of investments.  Proceeds from the second tranche, which closed on December 30, 2009, totaled $600,000.  That brought the total invested in the Offering to $900,000.  The Convertible Debentures provided for interest to be paid quarterly, at the rate of ten percent (10%) per annum, and were due two years from the date of the initial closing.

Date (2)	Holder	Principal Amount
4/21/2010 (6)	Alpha Capital Anstalt	$415,747.00
4/21/2010 (6)	Ellis International Ltd.	134,170.00
4/21/2010 (6)	Lane Ventures	16,750.00
4/21/2010 (6)	Momona Capital	33,333.00

	Total	$600,000.000

(2)

On April 19, 2010, disclosed via 8-K filed on April 20, 2010, the Company and the investors entered into an amendment to the Securities Purchase Agreement whereby the investors and the Company agreed to combine the third and fourth tranches into one final tranche and the investors agreed to waive certain conditions to closing the third tranche.  Proceeds from the third tranche totaled $600,000.  Upon the closing and funding of the third tranche the amount invested pursuant to this totaled $1,500,000.00 and concluded the funding of this offering.  The Convertible Debentures provide for interest to be paid quarterly, at the rate of ten percent (10%) per annum, and are due two years from the date of the initial closing.

Date (3)	Holder	Principal Amount
10/18/2010 (6)	Alpha Capital Anstalt	$200,000.00
10/18/2010 (6)	Ellis International Ltd	75,000.00
10/18/2010 (6)	Lane Ventures	20,000.00
10/18/2010 (6)	Momona Capital	30,000.00
10/18/2010	Whalehaven Capital	175,000.00
	Total	$500,000.00

(3)

On October 18, 2010, disclosed via 8-K filed October 19, 2010, the Company entered into a Securities Purchase Agreement with certain institutional investors wherein the Company agreed to sell and the purchasers agreed to purchase $500,000 of Secured Convertible Debentures.  The Debentures provided for interest to be paid quarterly, at the rate of 10% per annum, and were originally due two years from the date of the initial closing. The Debentures were secured by a lien on the Company’s assets, including its properties in North Dakota but not including certain assets of the Company in Kansas.

Date (4)	Holder	Principal Amount
6/3/2014 (6)	Alpha Capital Anstalt	200,000.00
6/3/2014 (6)	Lindsay E. Gorrill	200,000.00
	Total	$400,000.00

(4)

On June 3, 2014, disclosed via 8-K filed June 9, 2014, the Company entered into Securities Purchase Agreements with an institutional investor, Alpha Capital Anstalt, and Lindsay E. Gorrill, an officer and director of the Company (each an “Investor” and together the “Investors”), wherein the Company agreed to sell and the Investors agreed to each purchase $200,000 of Secured Convertible Debentures.  The Debentures are due sixty (60) months from the date of closing.  The Debentures were secured by a security agreement granting the Investors a security interest in and to all of the Company’s assets located in the State of Kansas. Additionally, each Investor will receive: 1) a Wastewater Disposal Fee; and 2) a Royalty Interest.

Date (5)	Holder	Principal Amount
6/6/14	Galaxy Energy, Inc.	$200,000.00
	Total	$200,000.00

(5)

On June 6, 2014, disclosed via 8-K filed June 9, 2014, the Company entered into a Securities Purchase Agreement with an accredited investor, Galaxy Energy, Inc., wherein the Company agreed to sell and the Investor agreed to purchase a $200,000 Secured Convertible Debenture.  The Debenture is due sixty (60) months from the date of closing.  The Debenture is secured by a security agreement granting the Investor a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company will also enter into a Stock Pledge Agreement pledging to the Investor, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportation Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).  Additionally, the Investor will receive a Wastewater Disposal Fee.

(6)

On April 17, 2015, Vast Exploration, LLC acquired various outstanding Convertible Debentures from the holders of Convertible Debentures originally issued by the Company on or about December 9, 2009, December 20, 2009, April 21, 2010, October 18, 2010 and June 3, 2014.   For more information regarding the Convertible Debentures, please refer to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on December 14, 2009, December 31, 2009, April 20, 2010, October 19, 2010, February 17, 2012, April 24, 2013 and June 9, 2014.

Item 6.  Exhibits

10.1

  10% Senior Secured Convertible Debenture Due December 11, 2011, issued December 11, 2009

10.2

  10% Senior Secured Convertible Debenture Due December 14, 2011, issued December 30, 2009

10.3

  10% Senior Secured Convertible Debenture Due December 14, 2011, issued April 21, 2010

10.4

  10% Senior Secured Convertible Debenture Due October 18, 2012, issued October 18, 2010

10.5

  10% Senior Secured Convertible Debenture Due June 3, 2019, issued June 3, 2014

10.6

  10% Senior Secured Convertible Debenture Due June 3, 2019, issued June 3, 2014

10.6

  10% Senior Secured Convertible Debenture Due June 3, 2019, issued June 3, 2014

10.7

  Contract Operating Agreement

31.1          Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

32.1          Section 1350 Certification of CEO

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Colorado corporation

Date: August 19, 2015	By:	/s/ Kelly J. Stopher
Kelly J. Stopher Principal Executive Officer, Interim President and Interim Chief Executive Officer

Exhibit 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF

THE SARBANES-OXLY ACT OF 2002

Rule 13a-14(a)/15d-14(a) Certifications.

I, Kelly J. Stopher, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of JayHawk Energy, Inc.;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the registrant, and have:

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

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer‘s internal control over financial reporting.

 Date: August 19, 2015

/s/ Kelly J. Stopher
Kelly J. Stopher Interim Chief Executive Officer

 Exhibit 31.2

Certification of Chief Financial Officer

Pursuant to Section 302 of Sarbanes-Oxley Act

I, Kelly J. Stopher, certify that:

1.	I have reviewed this quarterly report on Form 10-Qof JayHawk Energy, Inc.;
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

 Date: August 19, 2015

/s/ KELLY J. STOPHER
Kelly J. Stopher Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of JayHawk Energy, Inc. a Colorado corporation (the "Company") on Form 10-Q for the period ending June 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Kelly J. Stopher, Chief Executive Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to JayHawk Energy, Inc., and will be retained by JayHawk Energy, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Kelly J. Stopher
Kelly J. Stopher Interim Chief Executive Officer August 19,2015