Form 10-K
period 2015-09-30
Jayhawk Energy, Inc.
filed 2016-01-28
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-52711

JAYHAWK ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1348 S. Grand Blvd., Suite 2 Box 348 Spokane, WA	99202
(Address of principal executive office)	(Zip Code)

(425) 442-0931
(Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issued, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☒ No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post filed). Yes ☒  No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐      Accelerated Filer ☐    Non-Accelerated Filer ☐       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on March 31, 2015 was $1,081,055.

As of January 21, 2016 there were 199,875,629 shares of issuer’s common stock outstanding. On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s financial statements and therefore the presentation of Item 8 is in accordance with the requirements of SAB Topic 4.C.

JAYHAWK ENERGY, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2015

TABLE OF CONTENTS

PART I

3

Item 1. Business.

3

Item 1A. Risk Factors.

4

Item 1B.  Unresolved Staff Comments.

4

Item 2.  Properties.

5

Item 3.  Legal Proceedings.

9

Item 4.  Mine Safety Disclosures.

10

PART II

10

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

10

Item 6.  Selected Financial Data.

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

20

Item 8.  Financial Statements and Supplementary Data

21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

50

Item 9A.  Controls and Procedures.

50

Item 9B. Other Information.

51

PART III

52

Item 10. Directors, Executive Officers and Corporate Governance.

52

Item 11.  Executive Compensation.

55

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

56

Item 13. Certain Relationships and Related Transactions, and Director Independence.

60

Item 14. Principal Accountant Fees and Services.

64

PART IV

65

Item 15.  Exhibits, Financial Statement Schedules.

65

SIGNATURES

67

PART I

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

Item 1. Business.

General

On October 13, 2015, the Company changed its domicile from the state of Colorado to the state of Nevada. Unless the context otherwise requires, in this report, the terms “JayHawk” or “Company”, "we", or "our", refers to JayHawk Energy, Inc., a Nevada Corporation, and its wholly owned subsidiary, JayHawk Gas Transportation Corporation, a Kansas corporation. JayHawk's office address changed on October 5, 2015 from 611 E. Sherman Ave., Coeur d’Alene, Idaho 83814 to 1314 S. Grand Blvd., Suite 2 Box 348, Spokane, WA 99202. The Company's telephone number is (425) 442-0931.  JayHawk reports its operations using a fiscal year ending September 30 and the operations reported on this Form 10-K, are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K, the language “this fiscal year" or "current fiscal year” refers to the 12-month period ending September 30, 2015.

In addition, the public may read and copy any materials JayHawk files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers, like JayHawk, that file electronically with the SEC.

Business Development.

JayHawk Energy, Inc. was incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  The Company was originally formed to import and sell jewelry and accessories from Southeast Asia. During the third quarter of the fiscal year ending September 30, 2007, the Company decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry.  At that time the Company changed its name to JayHawk Energy, Inc. and shifted its focus to the acquisition, development, production and sale of crude oil and natural gas, primarily from conventional reservoirs within North America.  During the year ending September 30, 2008, the company acquired its first oil and gas properties. These oil and gas properties included: (1) working interests and operations in 5 producing oil wells, surface equipment and related oil and gas leases in Divide County, North Dakota, and (2) 34 producing coal bed methane gas wells and related leases, surface equipment and a 16-mile gas pipeline and compression station in Bourbon County, Kansas, and (3) additional oil and gas mineral leases covering 11,000 acres in Bourbon and Crawford Counties, Kansas.

On September 1, 2015 the Company disposed of all of its interests, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota. The disposition of the Company’s North Dakota assets was completed through an asset assignment to a related party.

The Company's strategy is to increase shareholder value through strategic acquisition and development of oil and gas properties, primarily in North America., The Company’s oil and gas investments as of September 30, 2015 have been concentrated in coal bed methane gas properties, located in southeast Kansas.

As of September 30, 2015, the Company remains an early stage oil and gas exploration company. The Company's immediate business plan is to focus its efforts on identifying oil and gas assets for future acquisition and development.  While the Company continues to control 71 shut-in natural gas wells and approximately 20,000 acres in Southeast Kansas, we are actively focused on shifting to a liquids-rich development focus, primarily in established oil and gas producing regions of North America. The Company's main priority will be given to projects with near term cash flow potential and proven, producing oil and gas reserves. Future acquisition and development activities will be conditioned upon the Company's ability to access sources of sufficient funding.

Oil and Gas Properties.

Please refer to Item 2 of this Form 10-K for discussion on the Company’s oil and natural gas properties and reserves.

Employees.

During the year ending September 30, 2015, the Company utilized one individual to manage and operate its business.  Executive functions are carried out by one individual located in Peoria, Arizona.  Administrative functions are performed by a consultant in Spokane, Washington.   Going forward, and for the foreseeable future, the Company plans to outsource its geological, geophysical, drilling and petroleum engineering requirements to independent consultants and contractors.

Competitive Business Conditions.

The Company is an early stage oil and gas exploration company. The Company competes with other companies for financing and for the acquisition of new oil and gas properties. Many of the oil and gas exploration companies with whom the Company competes have greater financial and technical resources than those currently available to the Company. Accordingly, these competitors may be able to spend greater amounts on acquisitions of oil and gas properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of oil and gas properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on the Company's ability to achieve the financing necessary for us to conduct further exploration of its acquired properties.

The Company will also compete with other similarly positioned oil and gas exploration companies for financing from a limited number of investors that are prepared to make investments in early stage oil and gas exploration companies. The presence of competing oil and gas exploration companies may have an adverse impact on the Company’s ability to attract investors and raise additional capital in order to fund its exploration programs.

Patents and Trademarks.

The Company does not own, either legally or beneficially, any patents or registered trademarks.

Governmental Regulations.

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

Item 1A. Risk Factors.

The Company is a Smaller Reporting Company, as defined by 17 C.F.R. § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Kansas - Girard Project. The “Girard Project” is located in Crawford County, southeast Kansas and was acquired by the Company on March 31, 2008. The Company acquired thirty-four (34) natural gas wells and a 16-mile-long gas pipeline in the acquisition of the Girard Project. Seven (7) of the wells were tied into the pipeline at the time of the acquisition. In March of 2008, the Company formed a Kansas corporation called “JayHawk Gas Transportation Corporation”.  JayHawk Gas Transportation Corporation is a wholly owned and controlled subsidiary of the Company and holds and manages the assets associated with the Girard Project.  The Girard Project pipeline is tied into a 2 million cubic foot sales pipeline During July and August of 2008, the Company completed drilling and casing of an additional twenty-one (21) natural gas wells.  In June 2008, the Company acquired additional certain oil, gas and mineral rights to 11,462 leased acres in Bourbon and Crawford counties Kansas from Missouri Gas Partners. As of September 30, 2015, the Company controls seventy-one (71) shut-in natural gas wells and the 16-mile gas pipeline and compression station it acquired in 2008.    Information related to current natural gas production is more fully discussed in Note 4 to the Consolidated Financial Statements of this Form 10-K.

North Dakota - Crosby Project (formerly known as “Candak”).  On January 16, 2008, the Company acquired a 65% working interest in five (5) producing oil wells in the Williston Basin of North Dakota. The project was renamed to more properly reflect the pool designation of the properties.  In addition to the five producing wells, the Company acquired certain oil, gas, and mineral rights in a 15,500-acre land position, of which, all undeveloped leases have subsequently lapsed.

During the year ending September 30, 2010, JayHawk drilled two vertical wells (the “Knudsen” and the “Jenks”) at the Crosby Project. The drilled wells exhibited marginal production potential after various attempts to stimulate flow and were subsequently shut-in.  The Company plugged the Knudsen #1 well and substantially completed all reclamation efforts of the well’s adjacent pits during the first seven months of calendar year 2014. In September of 2015 the Company completed final plugging and abandonment of the Jenks #1 and completed a partial reclamation of the well and site.

On July 8, 2015, the Company executed a Contract Operating Agreement (the “Operating Agreement”) with Vast Exploration, LLC (“Vast Exploration”), effective as of January 1, 2015. Under the terms of the Operating Agreement, Vast Exploration was appointed as the “operator of record” for all of the Company’s properties and is responsible for the operation of the Company’s oil and gas properties (including handling routine operations, major operations, reporting services and other miscellaneous services). The Operating Agreement requires the Company to pay Vast Exploration a monthly fee for services in the amount of $20,000. The Company remains responsible for all fees, expenses and taxes related to its properties and has agreed to reimburse Vast Exploration for any fees, expenses or taxes advanced on the Company’s behalf. The Company has the right to audit the books, records and invoices maintained by Vast Exploration in its operation of the Company properties. The term of the Operating Agreement is two years from the effective date. The Operating Agreement automatically renews for successive one year terms until the Company or Vast Exploration provide notice of non-renewal. The Operating Agreement includes mutual indemnities and waivers of consequential and punitive damages. The Operating Agreement also includes release and hold harmless provisions for the exclusive benefit of Vast Exploration. Finally, the Operating Agreement consents to and ratifies any operational services Vast Exploration has provided to the Company prior to the date the Operating Agreement was executed.  Vast Exploration billed the Company $160,000 for the year ended September 30, 2015 which was charged to ‘production expense’ and subsequently billed to working interest partners for their pro-rata share of the expense. The foregoing summary of the Operating Agreement’s terms is qualified in its entirety by the fully executed Operating Agreement attached as Exhibit 10.4.

Vast Exploration, LLC is the controlling shareholder of the Company and is an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Operating Agreement. Scott Mahoney, interim President, CEO, CFO and Chairman of the Board of JayHawk is the individual who possesses voting and dispositive authority on behalf of Vast Exploration, LLC. Acting in his capacity as Chairman of the Board of JayHawk, he recused himself from voting on the approval of the Contract Operating Agreement, which was subsequently approved by the remaining members of the Company’s Board of Directors.

On October 2, 2015 JayHawk entered into an Assignment, Bill of Sale and Conveyance (the “Assignment”) with Vast Holdings, LLC (“Vast Holdings”), with an effective date of September 1, 2015. The Assignment sold and assigned to Vast Holdings, in consideration of ten dollars ($10.00), all of the Company’s right, title, interest and estate, real or personal, movable or immovable, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota, including but not limited to: oil, gas and/or mineral leases, fee mineral interests, leasehold estates, mineral interests, royalty interests, overriding royalty interests, reversionary interests, net profits interests, and other similar rights, estates and interests and other agreements, the oil, gas, and other hydrocarbons produced from or attributable to the assets and all units, wells, equipment, contracts, and records. The Assignment did not convey any liabilities related to the assets. Vast Holdings is a wholly owned subsidiary of Vast Exploration, LLC (“Vast Exploration”). Vast Exploration is a controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Assignment. Scott Mahoney, interim President, CEO, CFO and Chairman of the Board of JayHawk is the individual who possesses voting and dispositive authority on behalf of Vast Holdings, LLC.   Mr. Mahoney, acting in his capacity as Chairman of the Board of the Company, recused himself from voting on the approval of the Assignment. The Assignment was subsequently approved by the remaining members of the Company’s Board of Directors.  The foregoing summary of the Assignment’s terms is qualified in its entirety by the fully executed Assignment attached as Exhibit 10.16.

Disclosure of Reserves.

As of September 30, 2015, the Company has no proved oil reserves in North Dakota.  Effective as of September 1, 2015, the Company conveyed all of its North Dakota oil and gas properties to Vast Holdings, LLC, an affiliate of Vast Exploration, LLC, the controlling shareholder of the Company, in lieu of the Company’s North Dakota assets being foreclosure upon by Vast Exploration, LLC. Consequently, there is no disclosure of oil reserves as of September 30, 2015.

For purposes of this report, the Company presents its proved oil reserves as of September 30, 2014 and September 30, 2013.   For the North Dakota properties, the independent petroleum engineering firm of Cedar Technical Services (“Cedar”) of Baldwin City, Kansas, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2014.  The independent petroleum engineering firm of McDaniel & Associates Consultants, Ltd. (“McDaniel”) of Calgary, Alberta Canada, prepared the estimates of the Company's proved developed and proved undeveloped reserves as of September 30, 2013.  The future net cash flows (and related present value) attributable to proved and probable reserves were calculated for each well and the properties in total as of these respective dates.  Proved developed reserves are defined as estimated quantities of oil, natural gas and natural gas liquids which upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.  Proved undeveloped reserves are those reserves which can be expected to be recovered from new wells with existing equipment and operating methods.

The reserve data set forth in the reports and in this Form 10-K represents only estimates, and should not be construed as being exact quantities.  The reserves may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

Cedar’s Report of Third Party for the Evaluation of Oil Reserves attributed to the Company’s interest in the Crosby Project in the State of North Dakota, United States of America and related Consent for Use is filed as an Exhibit with this 10-K. McDaniel’s Report of Third Party for the Evaluation of Oil Reserves attributed to the Company’s interests in the Crosby Project in the State of North Dakota, United States of America and related Consent for Use is filed as an Exhibit with this 10-K.  The independent expert engineering, geological, and technical advisory background of both Cedar and McDaniel are disclosed in the associated Exhibits to this 10-K.

Both Cedar and McDaniel’s used all assumptions, data, methods and procedures they considered necessary and appropriate under the circumstances to prepare their estimates.  The reserves set forth in their reports for the properties are estimated by performance methods or analogy.  In general, reserves attributable to producing wells and reservoirs are estimated by performance methods such as decline curve analysis which utilizes extrapolations of historical production data.  Reserves attributable to non-producing and undeveloped reserves included in the reports are estimated by analogy.  The estimates of the reserves, future production, and income attributable to properties are based on the reserve definitions set out in Regulation S-X, Rule 4-10(a).

Both the Cedar and McDaniel’s reports summarize conclusions made by them with respect to the reserve estimates.  To estimate economically recoverable crude oil, many factors and assumptions were considered, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates.  Under applicable SEC regulations, proved reserves must be demonstrated to be economically producible based on the existing economic conditions including the prices and costs at which economic production from a reservoir is determined as of the effective date of the report.  With respect to the property interests the Company owns, production and well tests from examines wells, normal direct costs of operating the wells or leases, other costs such as transportation and processing fees, production taxes, recompletion and development costs and product prices are based on SEC regulations, geological maps, well logs, core analyses, and pressure measurements.

Reservoir engineering is a subjective process of estimating underground accumulations of crude oil that cannot be measured in an exact manner.  There are numerous uncertainties inherent in estimating crude oil reserves and their estimated values, including many factors beyond the Company’s control.  The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment.  As a result, estimates of different engineers, including those used by the Company, may vary.  In addition, estimates of reserves are subject to revision based upon actual production, result of future developments and exploration activities, prevailing crude oil prices, operating costs and other factors.  The revisions may be material.  Accordingly, reserve estimates are often different from the quantities of crude oil that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based.  The Company’s estimate net proved reserves, included in the Company’s SEC filings, have not been filed with or included in reports to any other federal agency.  Reserve estimates, like all estimates, are subject to numerous uncertainties and may be inaccurate.  There are numerous uncertainties inherent in estimating quantities of oil or natural gas reserves and cash flows to be derived therefrom, including many factors beyond the Company's control. The reserve and associated cash flow information set forth herein represent estimates only. In general, estimates of economically recoverable oil and natural gas reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies and future operating costs, all of which may vary from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For those reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classification of such reserves based on risk of recovery and estimates of future net revenues expected therefrom prepared by different engineers, or by the same engineers at different times, may vary. Actual production, revenues, taxes and development and operating expenditures with respect to the Company's reserves will vary from estimates thereof and such variations could be material.

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

Federal and state regulations governing protection of the environment may prevent the Company from recovering the estimated reserves disclosed in this section.  See Item 1, and the subsection entitled “Governmental Regulations” above.

A summary of the Company’s net proved oil reserves for the North Dakota properties for the years ended September 30, 2015, 2014 and 2013 are presented below:

	2015	2014	2013
	Oil (Bbls)	Oil (Bbls)	Oil (Bbls)
PROVED
Developed producing - North Dakota	N/A	85,122	39,300
Developed non-producing – North Dakota	N/A	7,635	-
Undeveloped - North Dakota	N/A	27,009	21,600
Ending balance	N/A	119,766	60,900

The Company has no reserve estimates for synthetic oil, synthetic gas or sales of other non-renewable natural resources that are intended to be upgraded into synthetic oil and gas.

The Company’s Kansas properties have not been evaluated and no independent estimates of proved reserves have been made with regard to the Kansas properties. Consequently, management has determined the Company’s producing natural gas properties in Kansas should be classified as unproven for purposes of financial statement disclosure.  Additional information about the Company’s proved oil reserves are presented under Note 21 - Supplemental Oil and Gas Information in the accompanying Consolidated Financial Statements.

Controls over Reserve Estimates.

Compliance as it relates to reporting the Company’s reserves was formerly the responsibility of Lindsay Gorrill, former Chairman of the Board of Directors, who had over 20 years’ experience in resource-based companies.  Current Company Chairman Scott Mahoney will be responsible for the Company’s reserves at such time the Company possesses reportable reserves.

With respect to the Company’s properties, the control over reserve estimates included retaining Cedar and McDaniel as our independent and geological engineering firms for the periods indicated in their respective reports.  Jayhawk provided both Cedar and McDaniel with information about its oil properties, including production profiles, prices and costs, and both Cedar and McDaniel reviewed the estimates of the reserves attributable to oil properties.  Both Cedar and McDaniel are independent expert engineering, geological, technical and advisory company providing services to the oil and gas industry.

All of the information on the North Dakota oil reserves for the years ended September 30, 2013 in this Form 10-K is derived from McDaniel’s report.  All of the information on the North Dakota oil reserves for the year ended September 30, 2014 in this Form 10-K is derived from the Cedar.  The Company holds no reserves as of September 30, 2015.

Proved Undeveloped Reserves.

As of September 30, 2015, management estimated the Company had proved undeveloped reserves (PUDs) of Nil Bbls in North Dakota. The Company divested of its oil wells effective September 1, 2015, therefore the Company’s PUD’s and data are through September 1, 2015.

The following table discloses the Company's PUDs during 2015, 2014 and 2013:

	2015	2014	2013
PUDS beginning of year	27,009	21,600	21,600
Revisions of previous estimates	(27,009)	5,409	-
Conversions to proved developed reserves	-	-	-
Additional PUDs added	-	-	-
PUDs end of year	-	27,009	21,600

Oil and Gas Production, Production Prices and Production Costs.

The following table set forth certain information regarding the production volumes of oil and natural gas for the periods indicated for the Company.  The Company's oil wells were located in North Dakota. The Company divested of its oil wells effective September 1, 2015 and, therefore, production volumes and data are through September 1, 2015.  The Company's natural gas wells are located in Kansas:

	Years ended September 30,
	2015	2014	2013
Oil (North Dakota)
Production volumes:
Oil production (Bbls)	10,819	10,066	10,081
Average daily production (BOED)	29.90	27.58	27.6

Natural Gas (Kansas)
Production volumes:
Natural gas (mcfs)	-	-	-
Average daily production (mcfs)	-	-	-

The oil and gas sales revenue shown in the table below is the Company’s net share of annual revenue in each project for the past three fiscal years:

Years ended September 30,
	2015	2014	2013
Oil revenue (North Dakota)	$ 244,283	$ 394,925	$ 411,576
Gas revenue (Kansas)	-	-	-
	$ 244,283	$ 394,925	$ 411,756

The table below shows the average sales price per unit and average cost of goods sold per unit the Company received for oil and natural gas for the past three fiscal years:

Years ended September 30,
	2015	2014	2013
Average sales price:
Oil - per barrel (North Dakota)	$ 40.58	$ 75.24	$ 78.40
Gas - per mcf (Kansas)	NA	NA	NA

Average production cost:
Oil - per barrel (North Dakota)	$ 38.98	$ 22.87	$ 19.39
Gas - per mcf (Kansas)	NA	NA	NA

Drilling and Other Exploratory and Development Activities.

No wells were drilled and completed in the years ended September 30, 2015, 2014 and 2013.  The Company experienced no dry wells in the years ended September 30, 2015, 2014 and 2013.

The following table summarizes the Company's total oil wells by type as of September 30, 2015.  A net well represents the Company's percentage ownership of a gross well.  The following table does not include wells which were awaiting completion, in the process of completion or awaiting flow-back subsequent to fracture stimulation.   All oil wells are located in North Dakota; all natural gas wells are located in Kansas.

	Producing Wells		Non-producing wells
	Gross	Net	Gross	Net
Oil wells	-	-	-	-
Natural gas wells	-	-	71	71.00
Totals	-	-	71	71.00

Present Activities.

During the year ended September 30, 2015, the Company recognized responsibility for up to 71 non-producing well bores in Crawford and Bourbon County, Kansas.  Previously, the Company had recognized 25 non-producing well bores.  The Company in cooperation with the Kansas Corporate Commission entered into a Consent Agreement whereby the Company declared the wellbores temporarily abandoned and may reapply for additional temporary abandonment status at the close of calendar year 2015.  The foregoing summary of the Consent Agreement’s terms is qualified in its entirety by the fully executed Consent Agreement attached as Exhibit10.5.

The Company did not experience any dry holes in fiscal years ending September 30, 2015, 2014 or 2013.

Delivery Commitments.

As of September 30, 2015, the Company does not have any delivery commitments for product obtained from its wells.

Oil and Gas Properties, Wells, Operations, and Acreage.

Management believes the Company has satisfactory title to all of its properties in accordance with standards generally accepted in the oil and gas industry.  The properties are subject to customary royalty interests, liens for current taxes and other burdens, which management believes does not materially interfere with the use of or affect the value of such properties.  Prior to acquiring undeveloped properties, the Company performs a title investigation that is thorough but less vigorous than that conducted prior to drilling, which is consistent with standard practice in the oil and gas industry.  Before the Company commences drilling operations, it conducts a thorough title examination and performs curative work with respect to significant defects before proceeding with operations.  The Company has performed a thorough title examination with respect to substantially all of its active properties.

Item 3.  Legal Proceedings.

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks #1 and Knudsen #1 wells in Crosby, North Dakota. The administrative complaint alleged the Company violated certain portions of the North Dakota Century Code and requested administrative relief against the Company for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On or about August 12, 2013, the Company responded to the administrative complaint and subsequently entered into settlement negotiations with the NDIC. In a good faith effort to comply with the NDIC’s requests, the Company began plugging the Knudsen #1 well on or about December 20, 2013.  The Knudsen #1 well plugging and related remediation work was completed on or about January 1, 2014.  The range of associated penalties as proposed by the NDIC was $100,000 to $525,000 for failure to comply.

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company was required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks #1 and Knudsen #1 wells respectively.  The Consent Agreement required the Company to plug the “production zone” of the Jenks #1 well. Once plugging was completed, the Company could then apply for a permit to convert the Jenks #1 well into a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment payment per month for five successive months thereafter.  If the Company failed to comply with the terms of the Consent Agreement, the Company would be subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement). The Company made the initial $25,000 payment and subsequently made each monthly payment with the final installment of $16,000 paid to the State of North Dakota on June 26, 2014.

Although reclamation work was to have been completed by June 30, 2014, unseasonably heavy rains which saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved. On July 10, 2014, the Company completed reclamation work on both the Jenks #1 and Knudsen #1 waste water storage pits.  The Company also completed plugging of the ‘production zone’ on the Jenks #1 well and set a balance plug on the Knudsen #1 well bore.  The Company submitted an application for conversion of the Jenks #1 well to a saltwater disposal well and began performing additional engineering surveys and cost estimates related to construction of the salt water disposal well to address considerations requested by the NDIC.  The Company’s saltwater disposal well application was subsequently denied by the NDIC on January 28, 2015 due to environmental concerns.

Due to JayHawk’s failure to timely submit a cost estimate for the final plugging, abandonment and reclamation of the Jenks #1 well and site, the NDIC, on January 28, 2015, pursuant to Commission Order No. 25588 ordered JayHawk to file a $120,000 bond covering the Jenks #1. The bond was a plugging and reclamation bond.

On May 9, 2015, the Company received a copy of a Summons and Complaint filed by the State of North Dakota and the NDIC in the Northwest Judicial District Court of North Dakota alleging JayHawk had violated N.D.C.C. Chapter 38-08 by failing to post the $120,000 plugging and reclamation bond pursuant to Commission Order No. 25588. N.D.C.C. § 38-08-16 provides that anyone who violates a provision of N.D.C.C. Chapter 38-08, or any rule or regulation of the Commission is subject to a penalty of up to $12,500 for each offense, and each day’s violation is a separate offense. The Complaint’s prayer for relief requested that JayHawk be ordered to deposit $120,000 with the Bank of North Dakota to satisfy the Commission’s requirement for the plugging and reclamation bond on the Jenks #1 well. The NDIC also requested that JayHawk pay a fine of $12,500 per day beginning February 4, 2015, for failure to provide a plugging and reclamation bond on the Jenks #1. The Company subsequently met with the NDIC, which resulted in the NDIC staying the litigation subject to JayHawk’s immediate plugging, abandonment and reclamation of the Jenks #1. In September of 2015 the Company completed final plugging and abandonment of the Jenks #1 and completed a partial reclamation of the well and site.

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

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than five (5%) of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The bid and ask prices for the Company's common stock are reported on the OTCQB under the symbol "JYHW". For the periods indicated, the following table sets forth the high and low bid prices per share of JayHawk’s common stock since inception of trading. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2015		2014
	High	Low	High	Low

1st Quarter End December 31	$0.029	$0.010	$0.009	$0.003

2nd Quarter End March 31	0.020	0.007	0.025	0.008

3rd Quarter End June 30	0.019	0.006	0.055	0.007

4th Quarter End September 30	0.018	0.006	0.038	0.016

Holders.

As of September 30, 2015, there were 98 stockholders of record who owned 199,875,629 shares of common stock.  The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of the Company's common stock is Corporate Stock Transfer Company at 3200 Cherry Creek Drive South, Suite #340, Denver, Colorado, 80209.

On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s financial statements and therefore the presentation of Item 8 is in accordance with the requirements of SAB Topic 4.C.

Dividends.

Holders of common and preferred stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends, but is also not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid. The Board of Director’s discretion as to the payment of a dividend will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Securities authorized for issuance under equity compensation plans.

None.

Item 6.  Selected Financial Data.

The Company is a Smaller Reporting Company, as defined by 17 C.F.R. § 229.10(f)(1) and is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our business and results of operations together with our financial condition. This section should be read in conjunction with our historical combined and consolidated financial statements and notes, as well as the selected historical combined and consolidated financial data included elsewhere in this report. Statements in our discussion may be forward-looking statements. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. Please see “Disclosure Regarding Forward-Looking Statements.”

Overview.

JayHawk Energy, Inc. was incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  The Company was originally formed to import and sell jewelry and accessories from Southeast Asia. During the third quarter of the fiscal year ending September 30, 2007, the Company decided to change management, enter the oil and gas business, and cease all activity in the retail jewelry industry.  At that time the Company changed its name to JayHawk Energy, Inc. and shifted its focus to the acquisition, development, production and sale of crude oil and natural gas, primarily from conventional reservoirs within North America.  During the year ending September 30, 2008, the company acquired its first oil and gas properties. These oil and gas properties included: (a) working interests and operations in five (5) producing oil wells, surface equipment and related oil and gas leases in Divide County, North Dakota, and (b) thirty-four (34) producing coal bed methane gas wells and related leases, surface equipment and a 16-mile gas pipeline and compression station in Bourbon County, Kansas, and (c) additional oil and gas mineral leases covering 11,000 acres in Bourbon and Crawford Counties, Kansas.

On September 1, 2015 the Company disposed of all of its interests, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota. The disposition of the Company’s North Dakota assets was completed through an asset assignment to a related party.

As of September 30, 2015, the Company continues to control seventy-one (71) shut-in natural gas wells in Southeast Kansas, the Company is actively focused on shifting to a liquids-rich development focus, primarily in established oil and gas producing regions of North America. The Company's main priority will be given to projects with near term cash flow potential and proven, producing oil and gas reserves.

Commodity Prices.

Our results of operations are heavily influenced by commodity prices. Factors that may impact future commodity prices, including the price of oil and natural gas, include: (1) weather conditions in the United States and where the Company's property interests are located; (2) economic conditions, including demand for petroleum-based products, in the United States and the rest of the world; (3) actions by OPEC, the Organization of Petroleum Exporting Countries; (4) political instability in the Middle East and other major oil and natural gas producing regions; (5) governmental regulations; (6) domestic tax policy; (7) the price of foreign imports of oil and natural gas; (8) the cost of exploring for, producing and delivering oil and natural gas; (9)  the discovery rate of new oil and natural gas reserves; (9) the rate of decline of existing and new oil and natural gas reserves; (10) available pipeline and other oil and natural gas transportation capacity; (11) the ability of oil and natural gas companies to raise capital; (12) the overall supply and demand for oil and natural gas; and (13) the availability of alternate fuel sources.

The Company cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, the prices for any commodity that we produce will generally approximate current market prices in the geographic region of the production. Furthermore, the Company has not entered into any derivative contracts, including swap agreements for oil and gas.

Recent Events.

Termination of Lease Agreement

On or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of Lindsay E. Gorrill, the Company's former President/CEO and member of the Board of Directors.  Under the terms of the lease the Company was required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of September 30, 2015 was $Nil as a result of the Lease Termination Agreement described in Notes 15 and 18.

Resignation of Officers and Directors.

On May 15, 2015, Jeff Bright tendered his resignation from the Board of Directors of the Company. On May 31, 2015, Tyrone Docherty tendered his resignation from the Board of Directors of the Company.

Appointment of Director.

On April 17, 2015, Scott Mahoney was appointed to the Board of Directors of the Company and was named Chairman of the Board.

Convertible Debenture Transfer Agreements

On April 17, 2015, Scott Mahoney, the CEO and Manager of Vast Exploration was appointed to the Board of Directors of the Company in connection with Vast Exploration, LLC’s acquisition of certain convertible debentures described below. At the time of closing of each Convertible Debenture Transfer Agreement, Mr. Mahoney was both a Director of the Company and as the CEO and Manager of Vast Exploration, LLC and was the individual with voting and dispositive control over Vast Exploration, LLC, and was therefore deemed to be the beneficial owner of the underlying securities represented by the various debentures. Mr. Mahoney has disclaimed beneficial ownership of the underlying convertible debenture securities.

On April 17, 2015, closing related to a Convertible Debenture Transfer Agreement (“Gorrill Transfer Agreement”) entered by the Company, Lindsay E. Gorrill, the Company’s former President/CEO and member of the Board of Directors and Vast Exploration, LLC (“Vast Exploration”) on March 17, 2015 occurred. The Gorrill Transfer Agreement conveyed a 10% Convertible Debenture originally entered into between the Company and Mr. Gorrill on June 4, 2014 to Vast Exploration. Mr. Gorrill received a $200,000 promissory note as consideration for the transfer. The aggregate amount of the 10% Convertible Debenture and the amount outstanding on the 10% Convertible Debenture as of the effective date of the Gorrill Transfer Agreement was $200,000. The Company had not made any payments of principal or interest at a rate of ten percent (10%). The 10% Convertible Debenture may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the 10% Convertible Debenture is due. The foregoing summary of the Gorrill Transfer Agreement’s terms is qualified in its entirety by the fully executed Gorrill Transfer Agreement attached as Exhibit 10.6.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Alpha Transfer Agreement”) entered into by the Company, Alpha Capital Anstalt (“Alpha”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Alpha Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Alpha on December 11, 2009, December 30, 2009, April 21, 2010, October 18, 2010 and one 10% Convertible Debenture dated June 3, 2014. The aggregate amount of the various debentures at the time of transfer was $1,209,744. The amount outstanding on the various debentures at the time of transfer was $967,657. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Alpha Transfer Agreement’s terms is qualified in its entirety by the fully executed Alpha Transfer Agreement attached as Exhibit 10.7.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Ellis Transfer Agreement”) entered into by the Company, Ellis International Ltd. (“Ellis”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Ellis Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Ellis on December 11, 2009, December 30, 2009, April 22, 2010, October 18, 2010. The aggregate amount of the various debentures at the time of transfer was $309,173. The amount outstanding on the various debentures at the time of transfer was $141,877.51. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Ellis Transfer Agreement’s terms is qualified in its entirety by the fully executed Ellis Transfer Agreement attached as Exhibit 10.8.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Momona Transfer Agreement”) entered into by the Company, Momona Capital. (“Momona”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Momona Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Momona on December 11, 2009, December 30, 2009, April 22, 2010, October 18, 2010. The aggregate amount of the various debentures at the time of transfer was $113,333. The amount outstanding on the various debentures at the time of transfer was $82,749.76. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Momona Transfer Agreement’s terms is qualified in its entirety by the fully executed Momona Transfer Agreement attached as Exhibit 10.9.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Lane Transfer Agreement”) entered into by the Company, Lane Ventures, Inc. (“Lane”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Lane Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Lane on December 11, 2009, December 30, 2009, April 22, 2010, October 18, 2010. The aggregate amount of the various debentures at the time of transfer was $61,750. The amount outstanding on the various debentures at the time of transfer was $46,312.50. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Lane Transfer Agreement’s terms is qualified in its entirety by the fully executed Lane Transfer Agreement attached as Exhibit 10.10.

On or about April 17, 2015, Vast Exploration notified the Company of its intent to hold the Company in default of certain provisions of the Convertible Debentures, including but not limited to additional interest at 18% and recalculating the principal balances to 125% of their face amount retroactive to the last known date of compliance.

On April 30, 2015 the Company entered into an Amendment to its outstanding Convertible Debentures (the “Amendment”) with Vast Exploration. Under the terms of the Amendment the “Beneficial Ownership Limitation” provisions located in each Convertible Debenture were been deleted. The elimination of the Beneficial Ownership Limitation permits the Vast Exploration to convert any or all of the outstanding Convertible Debentures into common shares at any time. Under the terms of the Amendment the “Conversion Price” for the remaining entire outstanding balance owed by the Company under the Convertible Debentures has been reset to $.01 per share. Also, under the terms of the Amendment the “Derivative Provisions” located in each Convertible Debenture have been deleted. The fair value of the derivative liability on that date of $1,244,472 was charged to ‘additional paid-in capital’. No other terms of the Convertible Debentures were amended. The foregoing summary of the Amendment’s terms is qualified in its entirety by the fully executed Amendment attached as Exhibit 10.11.

Employment Contract - Change of Control

On or about April 30, 2015, the Company reported a Change of Control which triggered certain provisions of an Executive Employment Contract of Kelly Stopher – Interim President, CEO and CFO of the Company. The Company accrued a liability of $57,000 which is included in “other payables, taxes and interest accrued” at September 30, 2015 and entered into a promissory note for $110,741 for accrued payroll (“Promissory Note”). For the years ended September 30, 2015, the Company charged “general and administrative” expense in the amount of $167,781. The foregoing summary of the Promissory Note’s terms is qualified in its entirety by the fully executed Promissory Note attached as Exhibit 10.12.

Revolving Credit Note

On June 30, 2015, the Company entered into a Revolving Credit Note (the “Loan”) with Vast Exploration. Vast Exploration is the controlling shareholder of the Company and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Loan. Scott Mahoney, the Chairman of the Board of JayHawk, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Mr. Mahoney, acting in his capacity of Chairman of the Board of JayHawk, recused himself from voting on the approval of the Loan. The Loan permits the Company to borrow up to $100,000 with an interest rate equal to 1.5% per month of the unpaid principal balance on the loan. The Company is required to pay principal on demand or, if not sooner demanded, then on or before June 30, 2016.  The Company is required to pay interest on demand or, if not sooner demanded, then on the 1st day of each month, commencing August 1, 2015. After demand, interest on the outstanding balance of the Loan will accrue at a rate equal to 2% per month. Vast Exploration has the right, at any time after the date of the Loan, at its election, to convert all or part of the Loan into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price  shall be the lesser of (a) $0.01 per share of common stock, (b) 50% of the average of the three lowest trade prices of three  separate trading days of Common Stock recorded during the previous twenty five trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the date of this Note to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that existed  prior to the date of the loan.  The foregoing summary of the Loan’s terms is qualified in its entirety by the fully executed Loan attached as Exhibit 10.13.

Line of Credit Modification Agreement

On August 6, 2015, the Company entered into a Line of Credit Modification Agreement with Vast Exploration (“Modification Agreement”).  The Agreement adjusts the maximum principal balance that may be borrowed from $100,000 to $150,000.  At its sole discretion, Vast Exploration may increase the maximum principal balance beyond $150,000. The foregoing summary of the Modification Agreement’s terms is qualified in its entirety by the fully executed Modification Agreement attached as Exhibit 10.14.

Second Line of Credit Modification Agreement

On September 25, 2015, the Company entered into a Second Line of Credit Modification Agreement with Vast Exploration (“Second Modification Agreement”).  The Agreement amends the conversion price in the Loan to a non-variable conversion price of $0.005 per share of common stock to eliminate any provisions in the Loan that may require derivative accounting. The foregoing summary of the Second Modification Agreement’s terms is qualified in its entirety by the fully executed Second Modification Agreement attached as Exhibit 10.15.

As of September 30, 2015, the Revolving Credit Note balance of $189,265 including accrued interest was convertible to 37,853,000 shares of the Company’s common stock at a share price of $.005 based on the amended conversion price.

Contract Operating Agreement

On July 8, 2015, the Company executed a Contract Operating Agreement (the “Operating Agreement”) with Vast Exploration, effective as of January 1, 2015. Under the terms of the Operating Agreement, Vast Exploration became the “operator of record” for all of the Company’s properties and is responsible for the operation of the Company’s oil and gas properties, including handling routine operations, major operations, reporting services and other miscellaneous services. The Company is required to pay Vast Exploration a monthly fee for services in the amount of $20,000. The Company remains responsible for all fees, expenses and taxes related to its properties and has agreed to reimburse Vast Exploration for any fees, expenses or taxes advanced on the Company’s behalf. The Company has the right to audit the books, records and invoices maintained by Vast Exploration in its operation of the Company properties. The term of the Operating Agreement is two years from the effective date of the Operating Agreement. The Operating Agreement automatically renews for successive one year terms until the Company or Vast Exploration provide notice of non-renewal. The Operating Agreement includes mutual indemnities and waivers of consequential and punitive damages. The Operating Agreement also includes release and hold harmless provisions for the exclusive benefit of Vast Exploration. Finally, the Operating Agreement consents to and ratifies any operational services Vast Exploration had provided to the Company prior to the date the Operating Agreement was executed.  Vast

Exploration billed the Company $160,000 for the year ended September 30, 2015 – this amount was charged to ‘production expense’ and subsequently billed to working interest partners for their pro-rata share of the expense. The foregoing summary of the Operating Agreement’s terms is qualified in its entirety by the fully executed Operating Agreement attached as Exhibit 10.4.

Disposition of North Dakota Assets

On October 2, 2015, the Company entered into an Assignment, Bill of Sale and Conveyance (the “Assignment”) with Vast Holdings, LLC (“Vast Holdings”) with an effective date of September 1, 2015. The Assignment sold and assigned to Vast Holdings, in consideration of ten dollars ($10.00), all of the Company’s right, title, interest and estate, real or personal, movable or immovable, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota, including but not limited to: oil, gas and/or mineral leases, fee mineral interests, leasehold estates, mineral interests, royalty interests, overriding royalty interests, reversionary interests, net profits interests, and other similar rights, estates and interests and other agreements, the oil, gas, and other hydrocarbons produced from or attributable to the assets and all units, wells, equipment, contracts, and records. The foregoing summary of the Assignment’s terms is qualified in its entirety by the fully executed Assignment attached as Exhibit 10.16.

Vast Holdings is a wholly owned subsidiary of Vast Exploration, LLC. Vast Exploration is the controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Assignment.  Scott Mahoney, interim President, CEO, CFO and Chairman of the Board of JayHawk is the individual who possesses voting and dispositive authority on behalf of Vast Holdings, LLC.  Mr. Mahoney, acting in his capacity of Chairman of the Board of the Company, recused himself from voting on the approval of the Assignment.

Warrant Purchase Agreement

On September 25, 2015 the Company executed a Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company to plans to issue and sell securities, pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D Rule 506 promulgated thereunder. The terms of the Purchase Agreement allow a purchaser to receive a credit for its subscription for securities if the purchaser assumes certain accrued and/or contingent liabilities of the Company. The exercise price for the securities is $0.0050 per share for securities issued in exchange for the satisfaction of an assumed debt. The exercise price for the securities is $0.0025 per share for securities issued in exchange for the satisfaction of an assumed North Dakota liability. The securities are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Company’s common stock that occur after the date of the Purchase Agreement. Each purchaser is required to deliver to the Company, the prior to the issuance of securities, the following: (a) immediately available funds sufficient to satisfy or otherwise terminate a given liability; or (b) a “receipt of funds and release of claims” executed by a creditor of the Company, or other evidence, in a form satisfactory to the Company in its sole discretion, of the satisfaction of an assumed debt or North Dakota liability by the purchaser. The Purchase Agreement includes various standard representations and warranties of the purchaser, which include, a confirmation that a purchaser is an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The Purchase Agreement includes the Form of Warrant Agreement that will be used upon issuance of the securities by the Company. The foregoing summary of the Purchase Agreement’s terms and attached Form of Warrant Agreement are qualified in their entirety by the fully executed Purchase Agreement and Form of Warrant Agreement attached as Exhibit 10.17.

Vast Exploration is the controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Agreement. Scott Mahoney, the Chairman of the Board for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Mr. Mahoney, acting in his capacity of Chairman of the Board of the Company, recused himself from voting on the approval of the Purchase Agreement.

On October 8, 2015, the Company granted 943,336 Warrants (“October 2015 Warrant”) to Vast Exploration pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.39.  The warrants may be exercised any time after October 8, 2015 until the close of business on October 7, 2020 for $0.0050 per share. The foregoing summary of the October 2015 Warrant’s terms is qualified in its entirety by the fully executed October 2015 Warrant attached as Exhibit 10.19.

On November 3, 2015, the Company granted 396,458 Warrants (“November 2015 Warrant”) to Vast Exploration and/or assigns pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.  The Warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.  The warrants may be exercised any time after November 3, 2015 until the close of business on November 3, 2020 for $0.0050 per share.  The foregoing summary of the November 2015 Warrant’s terms is qualified in its entirety by the fully executed November 2015 Warrant attached as Exhibit 10.20.

Subsequent Events.

Resignation of Officers and Directors.

On October 1, 2015, Kelly Stopher tendered his resignation as interim President, CEO and CFO of the Company. On October 1, 2015, Matthew Wayrynen and Lindsay E. Gorrill tendered their resignation from the Board of Directors of the Company.

Appointment of Officer and Director.

On October 1, 2015, Kelly Stopher was appointed to the Board of Directors of the Company. On October 1, 2015, Scott Mahoney was appointed as interim President, CEO and CFO of the Company.

Liquidity and Capital Resources.

At September 30, 2015 and 2014, the Company's cash balances were $Nil and $177,260, respectively.  The Company's accounts receivable totaled $Nil and $55,528, respectively.

The Company's working capital deficit (current liabilities less current assets) was $2,510,515 at September 30, 2015 of which $470,439 is in the form of convertible debentures which are currently due.  At September 30, 2014, the Company's working capital deficit was $2,635,213, of which $1,038,687 of convertible debentures were due in the current year and in default.

To fully carry out the Company's business plans the Company needs to raise a substantial amount of additional capital, or obtain industry joint venture financing. The Company can give no assurance that it will be able to raise such capital or enter into any other beneficial business arrangements. The Company has limited financial resources until such time that it is able to generate such additional financing or cash flow from operations. The Company's ability to establish profitability and positive cash flow is dependent upon its ability to exploit its mineral holdings, generate revenue from its planned business operations and control exploration cost.  Should the Company be unable to raise adequate capital or to meet the other above objectives, it is likely that the Company would have to substantially curtail its business activity, and that the Company's investors would incur substantial losses of their investment.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As reflected in the accompanying Consolidated Financial Statements the Company is an independent oil and gas company with a limited operating history and losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Cash Flows:  Net cash provided by operations decreased primarily due to less cash being received for the Company’s crude oil sales associated with improved ability to deliver oil to market.   Decline in oil prices adversely affected revenues and costs of workovers on the North Dakota – Crosby Project hampered gross margin.   For the year ending at September 30, 2015, cash used by operating activities exceeded cash provided by operating activities by $317,836.  For the year ending at September 30, 2014, cash used by operating activities exceeded cash provided by operating activities by $507,935.

There were no cash flows from investing activities for the years ended September 30, 2015 and 2014.

The Cash flows provided from financing activities were $140,576 and $600,000 for the years ended September 30, 2015 and 2014, respectively.   The Company entered into a Line of Credit agreement with related party Vast Exploration, LLC as a means to provide cash flow for ongoing capital needs of the Company.

Commitments: As noted in Item 3 of this report, on or about August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks #1 and Knudsen #1 wells in Crosby, ND.  The administrative complaint alleges the Company violated certain portions of the North Dakota Century Code and request administrative relief against the Company for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company was required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks #1 and Knudsen #1 wells respectively.  The Consent Agreement required the Company to plug the “production zone” of the Jenks #1 well. Once plugging was completed, the Company could then apply for a permit to convert the Jenks #1 well into a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment payment per month for five successive months thereafter.  If the Company failed to comply with the terms of the Consent Agreement, the Company would be subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement). The Company made the initial $25,000 payment and subsequently made each monthly payment with the final installment of $16,000 paid to the State of North Dakota on June 26, 2014.

The Company made the final installment payment of $16,000 to the State of North Dakota on June 26, 2014.  As of September 30, 2014 the Company has completed substantially all reclamation work and has paid all fines assessed.

On July 10, 2014, the Company completed reclamation work on both the Jenks #1 and Knudsen #1 waste water storage pits.  Although reclamation work was to have been completed by June 30, 2014, unseasonably heavy rains saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved. The Company also completed plugging of the ‘production zone’ on the Jenks #1 well and set a balance plug on the Knudsen #1 well bore.

Due to the Company’s failure to timely submit a cost estimate for the final plugging, abandonment and reclamation of the Jenks #1 well and site, the NDIC, on January 28, 2015, pursuant to Commission Order No. 25588 ordered JayHawk to file a $120,000 bond covering the Jenks #1. The bond was a plugging and reclamation bond.

On May 9, 2015, the Company received a copy of a Summons and Complaint filed by the State of North Dakota and the NDIC in the Northwest Judicial District Court of North Dakota alleging JayHawk had violated N.D.C.C. Chapter 38-08 by failing to post the $120,000 plugging and reclamation bond pursuant to Commission Order No. 25588. N.D.C.C. § 38-08-16 provides that anyone who violates a provision of N.D.C.C. Chapter 38-08, or any rule or regulation of the Commission is subject to a penalty of up to $12,500 for each offense, and each day’s violation is a separate offense. The Complaint’s prayer for relief requested that JayHawk be ordered to deposit $120,000 with the Bank of North Dakota to satisfy the Commission’s requirement for the plugging and reclamation bond on the Jenks #1 well. The NDIC also requested that JayHawk pay a fine of $12,500 per day beginning February 4, 2015, for failure to provide a plugging and reclamation bond on the Jenks #1. Company management subsequently met with the NDIC, which resulted in the NDIC staying the litigation subject to JayHawk’s immediate plugging, abandonment and reclamation of the Jenks #1. In September of 2015 the Company completed final plugging and abandonment of the Jenks #1 and completed a partial reclamation of the well and site.

On February 12, 2015, the Company entered into a settlement agreement with the Staff of the Corporation Commission of the State of Kansas with respect to a Penalty Order served by the Company for failure to comply with certain portions of the Kansas Administrative Regulations.  The Company was found in violation of failure to plug, return to service or temporarily abandon 71 wells and assessed a $7,100 penalty, of which $3,100 was payable immediately, a $2,000 payment due by April 1, 2015 and the final $2,000 payment by May 1, 2015.  The Company has subsequently submitted seventy-one (71) temporary abandonment applications, of which seventy-one (71 applications were approved.  The Company has up to one year to plug the wells, return them to service or file additional temporary abandonment applications.

At September 30, 2015 the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

Results of Operations

For the years ending September 30, 2015 and 2014 the Company reports net revenues of $244,283 and $394,925, respectively, from the sales of oil and natural gas.  Details of these two revenue components follow:

Oil Revenues:  As discussed in Note 2 in the “Notes to the Consolidated Financial Statements” for the period ended September 30, 2015, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests and the deduction of severance and production taxes.

For the years ended September 30, 2015 and 2014, the Company sold a gross 11,681 Bbls and 10,066 Bbls respectively.  The Company’s Gross working interest in the revenues generated from the five North Dakota oil wells were $244,283 and $394,925 respectively.  Gross receipts reconciled to the Company’s net working interest, or revenue recognized is reflected in the following table:

	2015	2014
Gross sales value	$474,056	$757,380
Less: Distributable to outside interest, production and severance taxes	(229,773)	(362,455)
Net oil revenues	$244,283	$394,925

The decrease in gross revenues is attributable to the Company's ongoing constraints of working capital and plummeting oil prices during the fiscal year.  Regular and necessary maintenance was often delayed due to lack of sufficient cash resources.  For the year ending September 30, 2015 the average price net of taxes and transportation costs the Company received for a barrel of oil was $40.58.  During the comparable period ending September 30, 2014 the average price received per barrel was $75.24. The Company divested of its oil wells on September 1, 2015.

Gas Revenues:  Revenues derived from gas sales for the years ending September 30, 2015 and 2014 were $Nil and $Nil, respectively. The Company suspended production in 2013 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future. The Company did not produce natural gas during the fiscal year ended September 30, 2015, due to low natural gas prices and significant costs associated with upgrading the meters at its Bourbon County tap head.  The average price received for the 12- month period ending September 31, 2015 was $0.00 per mcf.  The average price received for the 12-month period ending September 30, 2014 was $0.00 per mcf.   Subsequent to the fiscal year end at September 30, 2015, the Company filed permits for Temporary Abandonment on up to 71 well bores in Kansas.  The Company will determine in fiscal year end September 30, 2016 whether it’s Kansas - Girard Project remains economically viable under current market conditions.

Exploration Expenses:  There were no exploration expenses incurred during the years ending September 30, 2015 or 2014.

Production Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.  These expenses associated with the Company’s North Dakota oil operations changed from $230,238 for the year ending September 30, 2014 to $383,808 for the year ending September 30, 2015, an increase of $153,750.  Prior to the conveyance of the North Dakota – Crosby Project to Vast Exploration, LLC, the Company incurred $160,000 in contract operating expense during the year ended September 30, 2015, an expense not incurred during the prior year comparable period.  As well, the Company incurred workover and maintenance expense of $146,868 for the year ended September 30, 2015 which was $44,360 more than during the year ended September 30, 2014.

Total operating expenses for the years ended September 30, 2015 and 2014 were $1,186,837 and $1,215,195, respectively.  The expenses are segregated as follows:

	Year ended September 30,				Year ended September 30, 2014
	Crosby, ND	Girard, KS	G&A	Total
Direct regional costs	$383,808	$15,635	$-	$399,443	238,382
Loss on leases and equipment	39,765	-	-	39,765	-
Depreciation, depletion and amortization	82,571	40,235	-	122,806	257,097
General and administrative	-	-	518,931	518,931	424,752
North Dakota reclamation costs	90,675			90,675	280,361
Accretion of asset retirement obligations	11,364	3,853		15,217	14,603
	$608,183	$59,723	$518,931	$1,186,837	$1,215,195

Depreciation, depletion, amortization, abandonment and asset impairment expense: The aggregate of these expenses for the years ending September 30, 2015 and 2014 are detailed below.

	Year ended September 30,
	2015	2014	$ Change	Percent change
Depreciation, depletion and amortization
Field equipment and drilling costs – ND	48,464	52,870	(4,406)	(8.3%)
Field equipment and drilling costs - KS	33,240	39,197	(5,957)	(15.2%)
Amortization of asset retirement obligation	11,867	10,899	968	8.9%
Depletion - ND	29,235	154,131	(124,896)	(81.0%)
Total depreciation, depletion and amortization	$122,806	$257,097	$(134,291)	(52.2%)

As discussed in Note 4 of "Notes to the Consolidated Financial Statements," management made a review of its Kansas - Girard Project.  Management's outlook for the U.S. natural gas prices indicated it is unlikely that sufficient U.S. demand for natural gas would materialize in the foreseeable future.  Using a historical income approach based upon internal estimates of natural gas prices and future deliveries, management determined that the unproved and developed properties in Girard, Kansas should be impaired to the extent of the salvage value of field equipment and pipeline.

General and Administrative Expenses:  General and administrative expenses increased 22.2% or $94,179 to $518,931 for the year ending September 30, 2015 from $424,752 for the comparable period ended September 30, 2014.

	Year ended September 30,
	2015	2014	$ Change	Percent change

Compensation and payroll taxes	$214,607	$90,764	$123,842	136.4%
Directors fees	26,500	54,000	27,500	(50.9%)
Stock option expense	-	24,803	(24,803)	(100.0%)
Legal, professional and consulting	87,811	60,661	27,150	44.8%
Audit and public company expense	99,085	74,769	24,316	32.5%
Insurance	61,805	65,011	(3,206)	(4.9%)
Office and other general and administrative	29,123	54,744	(25,620) (25,620)	(46.8%)
Total	$518,931	$424,752	$94,179	22.2%

Compensation and payroll taxes increased $123,842 over the prior period due to certain change of control provisions and accrued wages due under the terms of an Executive Compensation Agreement for a former officer of the Company.

Directors’ fees were accrued but not paid in the years ended September 30, 2015 and 2014, respectively.  During the year ended September 30, 2015, the accrued directors’ fees were forgone for stock grants in lieu of cash payments.  The Company has suspended the customary practice of accruing directors’ fees for the foreseeable future.

There was no Stock Option expense for the year ended September 30, 2015.  Stock options awarded to certain directors, officers and employees of the Company as part of the 2009 Stock Option Incentive Plan totaled $24,803 recognized in the year ended September 30, 2014.

Audit fees and public company expense increased for the year ended September 30, 2015 by $24,316 over the comparable year ended September 30, 2014, primarily as a result of professional fees incurred in various corporate transactions throughout the fiscal year.  Audit fees specifically decreased from $58,697 for the year ended September 30, 2014 to $51,809 for the year ended September 30, 2015.  Public company expense increased from $11,425 for the year ended September 30, 2014 to $29,863, primarily as a result of expenses associated with proxy filings and special corporate meetings.   Legal, professional and consulting fees increased $27,150 for the year ended September 30, 2015 compared to the year ended September 30, 2014 for the same reason.

Other Income (Expense):  Detail of the aggregate of this classification is disclosed in the following table:

	Year ended September 30,
	2015	2014	$ Change	Percent change

Interest expense	$(211,077)	$(137,503)	$(73,574)	(53.5%)
Financing costs	(727,845)	-	(727,845)	-
Amortization of debt discount	(120,000)	(40,000)	(80,000)	200.0%
Gain on settlement of liabilities	317,303	-	317,303
Loss on extinguishment and conversion of debt	(957,528)	(383,951)	(573,577)	149.4%
Gain (loss) on change in fair value of conversion option derivative	389,589	(115,029)	504,618	(438.7%)
Gain on change in fair value of warrant derivative	19,836	16,856	2,980	17.7%
Total	$(1,289,722)	$(659,627)	$(630,095)	95.5%

Interest expense increased $70,604 during the year ended September 30, 2015 compared to the year ended September 30, 2014.  The increase was a result of additional default interest provisions recognized on certain debentures held by a related party resulting from a notice of default.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of limited excess cash availability for investment.   Cost of financing increased $730,815 during the current fiscal year, directly related to modification of debenture provisions and notification of debentures held in default.

As the modification of terms related to certain debentures resulted in extinguishment of debt under ASC 470-50-40-2, the Company charged $957,528 to operations.

The Company also recognized a gain of $317,303 related to settlements of liabilities for officer and director compensation accruals settled with common stock of the Company.

Off Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “Smaller Reporting Company” as defined by § 229.10(f)(1), and is not required to provide the information required by this Item.

Item 8.  Financial Statements and Supplementary Data

JAYHAWK ENERGY, INC. AND SUBSIDIARY

Consolidated Financial Statements

September 30, 2015 and 2014

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
7307 N. Division, Suite 222
Spokane, Washington 99208

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
JayHawk Energy, Inc.

We have audited the accompanying consolidated balance sheets of JayHawk Energy, Inc. ("the Company") as of September 30, 2015 and 2014, and the related consolidated statements of operations, change in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JayHawk Energy, Inc. as of September 30, 2015 and 2014, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

DeCoria, Maichel & Teague, PS

DeCoria, Maichel & Teague, P.S.

Spokane, Washington
January 25, 2016

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	September 30, 2015	September 30, 2014
ASSETS
CURRENT ASSETS
Cash	$-	$177,260
Trade accounts receivable	-	55,528
Other current assets	13,342	19,490
TOTAL CURRENT ASSETS	13,342	252,278
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	185,523	196,144
Proved properties, net (NOTE 5)	-	82,012
NET PROPERTY AND EQUIPMENT	185,523	278,156
RECLAMATION BONDS AND OTHER LONG TERM ASSETS	150,450	151,846
TOTAL ASSETS	$349,315	$682,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$804,965	$775,227
Due to working and royalty interests	472,993	596,442
Accrued interest related party	251,579	-
Other payables, interest and taxes accrued	89,014	446,321
Convertible line of credit related party (NOTE 7)	170,285	-
Convertible debentures related party (NOTE 8)	470,439	1,038,687
Current portion of promissory notes payable (NOTE 10)	264,582	30,814
TOTAL CURRENT LIABILITIES	2,523,857	2,887,491
LONG TERM LIABILITIES
Convertible debenture, net (NOTE 8)	53,333	40,000
Convertible debentures, related party, net (NOTE 8)	106,667
Promissory notes payable (NOTE 10)	42,293	5,828
Promissory note payable, related party (NOTE 10)	110,781
Conversion option derivative (NOTE 9)	-	676,533
Warrant derivative liability (NOTE 9)	4,861	24,697
Asset retirement obligation	245,792	160,636
TOTAL LONG TERM LIABILITIES	563,727	907,694
TOTAL LIABILITIES	3,087,584	3,795,185
COMMITMENTS AND CONTINGENCIES (NOTE 18)		-
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 1,998,756 and 803,758 shares issued and outstanding (NOTE 12 and 20)	1,999	804
Additional paid in capital	24,998,897	22,393,180
Accumulated deficit	(27,739,165)	(25,506,889)
TOTAL STOCKHOLDERS’ DEFICIT	(2,738,269)	(3,112,905)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$349,315	$682,280

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended
	September 30, 2015	September 30, 2014
REVENUE
Oil sales	$244,283	$394,925
Natural gas sales	-	-
TOTAL GROSS REVENUE	244,283	394,925
OPERATING EXPENSES
Production costs – oil	383,808	230,238
Production costs – natural gas	15,635	8,144
Depreciation, depletion and amortization	122,806	257,097
Loss on leases and equipment	39,765	-
Accretion of asset retirement obligation	15,217	14,603
North Dakota reclamation costs	90,675	280,361
General and administrative	518,931	424,752
TOTAL OPERATING EXPENSES	1,186,837	1,215,195

OPERATING LOSS	(942,554)	(820,270)
OTHER INCOME (EXPENSE)
Interest expense	(161,204)	(137,503)
Interest expense, related party	(49,873)	-
Financing costs	(727,845)	-
Amortization of debt discount	(120,000)	(40,000)
Gain on settlement of liabilities	317,303	-
Loss on extinguishment of debt	(957,528)	(383,951)
Gain (loss) on change in fair value of conversion option derivative	389,589	(115,029)
Gain on change in fair value of warrant derivative	19,836	16,856
TOTAL OTHER INCOME (EXPENSE)	(1,289,722)	(659,627)
LOSS BEFORE INCOME TAX	(2,232,276)	(1,479,897)

Provision for income taxes	-	-
NET LOSS	$(2,232,276)	$(1,479,897)
Basic and diluted loss per share	$(1.71)	$(1.85)
Basic and diluted weighted average numbers shares outstanding	1,303,405	799,731

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
	Common shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at September 30, 2013	768,758	$769	$21,733,412	$(24,026,992)	$(2,292,811)
Issuance of common shares for conversion of debentures	35,000	35	34,965	-	35,000
Proceeds from convertible debentures allocated to conversion option	-	-	600,000	-	600,000
Stock based compensation	-	-	24,803	-	24,803
Net Loss for the year ended September 30, 2014	-	-	-	(1,479,897)	(1,479,897)
Balance at September 30, 2014	803,758	804	22,393,180	(25,506,889)	(3,112,905)
Extinguishment of conversion option derivative	-	-	1,244,472	-	1,244,472
Issuance of warrants in consideration of default waiver (Note 15)	-	-	167,441	-	167,441
Issuance of common shares for conversion of debentures	1,187,498	1,187	1,186,312	-	1,187,499
Issuance of common shares for settlement of liabilities	7,500	8	7,492	-	7,500
Net Loss for the year ended September 30, 2015	-	-	-	(2,232,276)	(2,232,276)
Balance at September 30, 2015	1,998,756	$1,999	$24,998,897	$(27,739,165)	$(2,738 ,269)

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,232,276)	$(1,479,897)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	122,806	257,097
Accretion of asset retirement obligation	15,217	14,603
Stock based compensation	-	24,803
Non-cash financing costs	727,845
Amortization of debt discount	120,000	40,000
Loss on leases and equipment	39,765	-
Loss on extinguishment and conversion of debt	957,528	383,951
(Gain) loss on change in fair value of conversion option derivative	(389,589)	115,029
Gain on change in fair value of warrant derivative	(19,836)	(16,856)
Gain on settlement of liabilities	(317,303)	-
Change in operating assets and liabilities:
Trade accounts receivable	55,528	12,969
Prepaid expenses, and other current assets	6,148	(9,191)
Accounts payable	137,349	204,120
Accrual for North Dakota reclamation	-	(330,000)
Due to working and royalty interest holders	51,976	92,408
Accrued interest, related party	63,389	-
Other payables, interest and taxes accrued	343,721	183,029
Net cash used by operating activities	(317,732)	(507,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to proved properties	-	(11,528)
Reclamation bonds and long term assets	(104)	(110)
Net cash used by investing activities	(104)	(11,638)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory notes	(29,709)	-
Borrowings under convertible line of credit, related party	170,285	-
Proceeds from convertible debentures	-	600,000
Net cash provided by financing activities	140,576	600,000
Net increase (decrease) in cash	(177,260)	80,427
CASH AT BEGINNING OF YEAR	177,260	96,833
CASH AT END OF YEAR	$-	$177,260

SUPPLEMENTAL DISLCOSURES OF CASH FLOW (NOTE 16)

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

JayHawk Energy, Inc. (the Company or JayHawk) and its wholly owned subsidiary, Jayhawk Gas Transportation Company, are engaged in the acquisition, exploration, development, production and sale of natural gas, crude oil and natural gas liquids primarily from conventional reservoirs within North America.  The Company incorporated in Colorado on April 5, 2004 as Bella Trading Company, Inc.  During the third quarter ending June 30, 2007, the Company changed management and entered the oil and gas business, and ceased all activity in retail jewelry.  On June 21, 2007, the Company changed its name to JayHawk Energy, Inc.  Since then, the Company has devoted its efforts principally to the raising of capital, organizational infrastructure development, the acquisition of oil and gas properties and exploration activities in Kansas and North Dakota.  The Company also formed a wholly owned subsidiary to transport natural gas in Kansas called JayHawk Gas Transportation Corporation.

On September 1, 2015 the Company disposed of all of its interests, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota. The disposition of the Company’s North Dakota assets was completed through an asset assignment to a related party.

The Company's strategy is to increase shareholder value through strategic acquisition and development of oil and gas properties, primarily in North America.

As of September 30, 2015, JayHawk Energy remains an early stage oil and gas exploration company. The Company's immediate business plan is to focus its efforts on identifying oil and gas assets for future acquisition and development.  The Company is actively focused on shifting to a liquids-rich development focus, primarily in established oil and gas producing regions of North America. The Company's main priority will be given to projects with near term cash flow potential and proven, producing oil and gas reserves. Future acquisition and development activities will be determined by the Company's ability to access sources of sufficient funding.

On October 13, 2015, the Company changed its domicile from the state of Colorado to the state of Nevada. (Note 20).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the financial statements.  These consolidated financial statements as of and for the years ended September 30, 2015 and 2014 are prepared using the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and have been consistently applied in the preparation of the Consolidated Financial Statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of September 30, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $27,739,165 and a net loss of $2,232,276 for the year ended September 30, 2015, and as of that date the Company's current liabilities exceeded its current assets by $2,510,515.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Reverse Stock Split

Subsequent to September 30, 2015, pursuant to a majority shareholder consent, a majority of the shareholders of the Company approved a one-for-one hundred reverse stock split of the Company’s common stock.  After the reverse stock split, each holder of record will hold one share of common stock for every 100 shares held immediately prior to the effective date.  As a result of the reverse stock split, the number of shares underlying outstanding stock options and warrants and the related exercise prices will be adjusted to reflect the change in the share price and outstanding shares on the date of the reverse stock split.  The effect of fractional shares is not material.

Following the effective date of the reverse stock split, the par value of the common stock will remain at $0.001.  As a result, the Company has reduced the common stock in the consolidated balance sheets and statement of changes in stockholders’ equity included herein on a retrospective basis for all periods presented, with a corresponding increase to additional paid-in capital.  All share and per-share amounts and related disclosures have been retrospectively adjusted for all periods to reflect the one-for-one hundred reverse stock split

Use of Estimates

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

The dilutive effect of convertible and outstanding securities as of September 30, 2015 and 2014 would be as follows:

	September 30, 2015	September 30, 2014
Stock options	34,000	40,000
Convertible debt	1,573,597	1,100,287
Convertible line of credit	476,665
Warrants	160,000	37,778
TOTAL POSSIBLE DILUTION	2,244,262	1,178,065

At September 30, 2015 and 2014, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.  Stock option, convertible debt and warrant amounts for all periods presented within this report for common stock and additional paid-in capital have been retrospectively adjusted to reflect the Reverse Stock Split (Note 20).

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Trade Accounts Receivable

Trade accounts receivable are carried at original invoice amount less an estimate for doubtful accounts. There was no allowance for doubtful accounts at September 30, 2015 and 2014. Management determines the allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  Trade receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.

Concentrations

All of the Company’s direct operating revenues originated from oil production from its property in Crosby, North Dakota.  Each revenue stream is sold to a single customer through month to month contracts.  While this creates a customer concentration, there are alternate buyers of the production in the event the sole customer is unable or unwilling to purchase.

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

The Company calculates depletion, depreciation and amortization (DD&A) of capitalized cost of proved oil properties on a field-by-field basis using the units-of-production method based upon proved reserves. In computing DD&A, the Company will take into consideration restoration, dismantlement and abandonment cost and the anticipated proceeds from equipment salvage.  When applicable, the Company will apply the provisions of ASC Topic 410, "Accounting for Asset Retirement Obligations", ("ASC 410") which provides guidance on accounting for dismantlement and abandonment cost (see Note 11).

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The Company recognizes a gain or loss on sales or retirement of property, plant and equipment and includes the gain or loss in the results of operations in the period the sale or retirement occurs.

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

Fair Value Measures

ASC Topic 820 "Fair Value Measurements" ("ASC 820") requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

September 30, 2015

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

Stock Options Granted to Employees and Non-Employees

The Company follows financial accounting standards that require the measurement of the value of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Non-employee stock-based compensation is granted at the Board of Director’s discretion to award select consultants for exceptional performance.  Prior to issuance of the awards, the Company is not under any obligation to issue the stock options.  The award vests over a specified period determined by the Company’s Board of Directors.  The measurement date of the grant is also the date of the award.  The fair value of options is expensed ratably during the specified vesting period.

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

September 30, 2015

New Accounting Pronouncements

From time to time, new accounting guidance is issued by the FASB that the Company adopts as of the specified effective date.  If not discussed, management believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on its financial statements upon adoption.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds, convertible line of credit and promissory note payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The carrying values of convertible debentures is net of a discount and does not reflect fair value of similar instruments.   The approximate fair value of the convertible debentures and convertible line of credit based upon the number of shares into which the debentures are convertible is $1,558,198 using the current market price per share of stock at September 30, 2015.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015 and September 30, 2014, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	September 30, 2015	September 30, 2014	Input Hierarchy Level
Assets:
Cash	$-	$177,260	Level 1
Liabilities:
Conversion option derivative liability	-	676,533	Level 2
Warrant derivative liability	4,861	24,697	Level 2

NOTE 4 – UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at September 30, 2015 and 2014, consists of the following capitalized costs respectively:

	September 30, 2015	September 30, 2014
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment – Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment - Girard	579,027	579,027
Capitalized drilling costs	684,696	614,756
Subtotal	3,869,594	3,799,654
Less accumulated impairments	(2,432,087)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,251,984)	(1,211,748)
Unproved and developed properties, net	185,523	155,819
UNPROVED AND UNDEVELOPED PROPERTIES
North Dakota Project, net	-	40,325
Unproved and undeveloped properties, net	-	40,325
TOTAL UNPROVED PROPERTIES	$185,523	$196,144

The Company’s Kansas properties are currently not producing.  Management intends to evaluate the prospects of returning to production during the subsequent fiscal year and determine the economic viability of the project thereafter.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 5 – PROVED PROPERTIES AND IMPAIRMENT

During the year ended September 30, 2015, management scrapped certain capitalized drilling costs and equipment associated with the Jenks and Knudsen wells in Crosby, North Dakota.  The Company determined the costs associated with completing the necessary engineering, road improvements and purchase of additional equipment to construct a disposal well exceeded the future benefits of said well.  The Company has plugged both the Jenks and Knudsen well bores. The loss on write-off of $11,527 was charged to operations as “Loss on leases and equipment”.

Effective September 1, 2015, the Company entered into an Assignment, Bill of Sale and Conveyance (the “Assignment”) with Vast Holdings, LLC (“Vast Holdings”), a related party at September 30, 2015.  The Assignment sells and assigns to Vast Holdings, in consideration of ten dollars ($10.00), all of the Company’s right, title, interest and estate, real or personal, movable or immovable, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota, including but not limited to: oil, gas and/or mineral leases, fee mineral interests, leasehold estates, mineral interests, royalty interests, overriding royalty interests, reversionary interests, net profits interests, and other similar rights, estates and interests and other agreements, the oil, gas, and other hydrocarbons produced from or attributable to the assets and all units, wells, equipment, contracts, and records. Vast Holdings did not assume various liabilities associated with the North Dakota assets, including, but not limited to, working and royalty interests payable and liabilities associated with reclamation of the North Dakota properties.

Vast Holdings is a wholly owned subsidiary of Vast Exploration, LLC.  Vast Exploration is a controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp., an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014.   The Assignment was made in lieu of foreclosure of certain Company debt obligations and the Company determined ten dollars was appropriate monetary consideration.

The Company incurred a loss on conveyance of the North Dakota properties of $28,238 which is included in “Loss on leases and equipment” and charged to operations.

The total of the Company's investment in proved properties and equipment at September 30, 2015 and 2014, consists of the following capitalized costs respectively:

	September 30, 2015	September 30, 2014
Crosby, North Dakota Properties
Proved reserves	$-	$2,381,962
Field equipment	-	1,200,247
Capitalized drilling costs	-	427,957
Subtotal	-	4,010,166
Less impairments	-	(1,092,302)
Less accumulated depreciation, depletion and amortization	-	(2,835,852)
TOTAL PROVED OIL AND GAS PROPERTIES	$-	$82,012

For the year ended September 30, 2014, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the present value of the expected revenues directly associated with the Crosby, North Dakota property.  Management determined that the net value reflected in the financial statements did not exceed the present value of such revenues.

NOTE 6 – RECLAMATION BONDS AND OTHER LONG-TERM ASSETS

Reclamation bonds and other long-term assets consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	September 30, 2015	September 30, 2014
Rental security deposit	$-	$1,500
Reclamation bonds	150,450	150,346
TOTAL RECLAMATION BONDS AND OTHER LONG TERM ASSETS	$150,450	$151,846

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 7 – CONVERTIBLE LINE OF CREDIT RELATED PARTY

On June 30, 2015, the Company entered into a revolving credit loan agreement (“Loan”) with Vast Exploration, LLC (the “Lender” or “Vast Exploration”).

The Loan permits the Company to borrow up to $100,000 with an interest rate equal to 1.5% per month of the unpaid principal balance on the loan. The Company is required to pay principal on demand or, if not sooner demanded, then on or before June 30, 2016.  The Company is required to pay interest on demand or, if not sooner demanded, then on the 1st day of each month, commencing August 1, 2015. After demand, interest on the outstanding balance of the Loan will accrue at a rate equal to 2% per month. Vast Exploration has the right, at any time after the date of the Loan, at its election, to convert all or part of the Loan into shares of fully paid and non-assessable shares of common stock of the Company at a conversion price of the lesser of 1) $0.005 per share ($0.50 per share post reverse stock split) or 2) 50% of the average of the three lowest trades during the twenty-five previous trading days preceding a conversion.

On August 6, 2015, the Company entered into a Line of Credit Modification Agreement with Vast Exploration (“Modification Agreement”).  The Modification Agreement adjusts the maximum principal balance that may be borrowed from $100,000 to $150,000.  At its sole discretion, Vast Exploration may increase the maximum principal balance beyond $150,000.

On September 25, 2015, the Company entered into a Second Line of Credit Modification Agreement with Vast Exploration (“Second Modification Agreement”).  The Second Modification Agreement amends the conversion price in the Loan to a non-variable conversion price of $0.005 per share of common stock ($0.50 per share of common stock post reverse stock split). Advances related to reclamation of North Dakota properties (Note 18) may be converted at a non-variable conversion price of $0.025 per share of common stock ($0.25 per share of common stock post reverse stock split).

As of September 30, 2015, the Loan balance was $170,285. The balance of accrued interest on the Loan including origination and modification fees at September 30, 2015 was $16,183 and is included in “accrued interest, related party”.  The balance of the Loan and accrued interest thereon was convertible to 378,530 shares of the Company’s common stock based on the amended conversion price.

NOTE 8 – CONVERTIBLE DEBENTURES

During the years ended September 30, 2010 and 2011, the Company issued, pursuant to a securities purchase agreement, 10% convertible debentures with a face value of $2,000,000 (the “2010 and 2011 Convertible Debentures”). All of the debentures had a two-year maturity and were issued with attached common stock purchase warrants. The effective interest rate on the debentures was, and is, 10% per annum. The debentures were secured by all assets of the Company except those specifically excluded in the agreement which include all Kansas properties and related assets.

The debentures were convertible at any time after the original issue date into a number of shares of the registrant’s common stock, determined by dividing the amount to be converted by an initial conversion price of $0.18 per share ($18.00 post reverse stock split). In addition to the debentures the purchasers were issued an aggregate of 2,833,113 common share purchase warrants, each having a term of 42 months, expiring April 2014, and giving the purchasers the right to purchase the Company’s common shares at an initial exercise price of $0.18 per share ($18.00 per share post reverse stock split). Subsequent to the initial issue date, the initial conversion price of $0.18 per share ($18.00 per share post reverse stock split) was amended based on provisions in the agreements related to equity issuances and issuance of additional convertible debentures.  These provisions required that the conversion option was accounted for as a derivative liability (Note 9).  The conversion price was amended on or about January 9, 2012, to $0.50 per share ($5.00 per share post reverse stock split). On April 23, 2013, the conversion price was modified to $0.01 per share ($1.00 per share post reverse stock split) for up to 25% of the outstanding shares.  The maturity date was modified to December 31, 2013.

Fiscal year ended September 30, 2014

Modification of debt

On November 5, 2013, an investor converted $35,000 in convertible debentures at $0.01 per share.  Pursuant to this conversion, the Company issued 3,500,000 shares of common stock (35,000 shares of stock at exercise price of $1.00 per share post reverse stock split).

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

On June 3, 2014, the Company entered into a Partial Reset of Conversion Price for the 2010 and 2011 Convertible Debentures agreement (the “2014 Partial Reset”) with one of the Investors.  Under the terms of the 2014 Partial Reset, the Investor and the Company agreed to the following terms:

The Investor has the right to convert, into common stock of the Company, up to two hundred thousand dollars ($200,000) of the principal amount of the Debentures outstanding at a Conversion Price equal to $0.01 per share ($1.00 per share post reverse stock split).

The Company considered the impact of ASC 470-50 “Debt Modifications and Extinguishments” of the 2014 Partial Reset and concluded it constituted a substantial modification and therefore should be accounted for as an extinguishment of debt.  During the year ended September 30, 2014, the Company recognized a loss on extinguishment of $383,951 representing the change in fair value of the conversion option because of the modification.

On or about June 3, 2014, the Company entered into Securities Purchase Agreements with an institutional investor, an accredited investor and the former Chairman of the Board of Directors of the Company, wherein the Company agreed to issue $600,000 (total) of Secured Convertible Debentures (“2014 Debentures”). The Debentures are due sixty (60) months from the date of closing. The Debentures are secured by a security agreement granting the Investors a security interest in and to all of the Company’s assets located in the State of Kansas.  At closing, the Company also entered into a Stock Pledge Agreement pledging, as additional security, all of the Company’s right, title and interest in and to the capital stock of JayHawk Gas Transportation Corporation (a wholly owned subsidiary of the Company and the owner of the Company’s gas transmission pipeline in Kansas).

The Debentures are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 60,000,000 shares ($1.00 per share or an aggregate of 600,000 shares post reverse stock split).

Additionally, each investor received rights to a Wastewater Disposal Fee; and a Royalty Interest.

On the date of issue, the price for the Company’s common stock exceeded the $0.01 conversion price ($1.00 post reverse split conversion price) stated in the debentures. Management determined that the favorable exercise price represented a beneficial conversion feature. Using the intrinsic value method at the debenture date, a total discount of $600,000 was recognized on the debentures. The discount is being amortized over the term of the debentures using the straight-line method, which approximated the effective interest method. The Company recorded $120,000 and $40,000 in interest expense related to the amortization of the discount for the years ended September 30, 2015 and 2014, respectively. The remaining discount balance was $440,000 at September 30, 2015.

Fiscal year ended September 30, 2015

On or about April 17, 2015, the former Chairman assigned for consideration a $200,000 convertible debenture originally issued in 2014 to Vast Exploration, LLC (“Vast Exploration”), a related party.   On or about April 17, 2015, Vast Exploration also was assigned for consideration to the holder a $200,000 convertible debenture originally issued in 2014 and held by an institutional investor.

On April 17, 2015, Vast Exploration also acquired, from the various original institutional holders, the Convertible Debentures originally issued by the Company on or about December 11, 2009, December 30, 2009, April 22, 2010 and October 18, 2010 (collectively the “Convertible Debentures”).  Vast Exploration also acquired two outstanding convertible debentures originally issued by the Company on or about June 3, 2014, in aggregate amount of $400,000 from an institutional holder and a related party to the Company.

On or about April 17, 2015, Vast Exploration notified the Company of its intent to hold the Company in default of certain provisions of the 2010 and 2011 Convertible Debentures, including but not limited to additional interest at 18% and recalculating the principal balances to 125% of their face amount retroactive to the last known date of compliance. The increase in principal balance of the debentures as a result of the default at date of notification was $259,963.  The increase in additional accrued interest on the debentures as a result of the default at the date of notification was $300,441. The total $560,404 was recognized as finance expense during the year ended September 30, 2015.  As of September 30, 2015, a portion of the Convertible Debentures and accrued interest remain in default and consequently are classified as “current liabilities”.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Effective April 30, 2015 the Company entered into an agreement, with Vast Exploration, to amend the Company’s outstanding 2010 and 2011 convertible debentures held by Vast Exploration.  Under the terms of the Amendment to Convertible Debentures the “Conversion Price” for the remaining entire outstanding balance owed by the Company under the Convertible Debentures was reset to $1.00 per share.  The amendment to the convertible debentures includes a conversion feature that allows the principal and accrued interest of the loans to be converted into common stock of Jayhawk Energy, Inc. at $0.01 per share ($1.00 per share post stock split) at the option of related party Convertible Debenture holders.  These Convertible Debentures and accrued interest as of April 30, 2015, would convert into 207,954,477 shares of the Company’s common stock (2,079,545 of the Company’s common stock post reverse stock split).  The Amendment to Convertible Debentures also eliminated certain provisions of the convertible debentures that required convertible derivative accounting rules to be applied to the convertible debentures (See Note 8).

The fair value of the conversion feature prior to amendment of the agreement was $286,952.   The Company estimated the fair value of the amended conversion feature to be $1,244,472.  The Company, therefore, recognized a loss on extinguishment of debt of $957,528.  The Black Scholes model inputs utilized to estimate the fair value of the amended conversion feature was:  Stock price $0.01 per share; risk-free interest rate = 0.01%; expected term = 3 months; expected volatility = 286.6%.

On April 30, 2015, Vast Exploration gave the Company written Notice of Conversion of four of the 2010 and 2011 Convertible Debentures into the Company's common stock.  Vast Exploration converted $828,211 of the principal balance and $359,287 of accrued interest of the debentures for a total conversion of $1,187,498.   The conversion price was $0.01 per share ($1.00 per share post reverse stock split).   The Company issued 118,749,800 shares of its common stock (1,187,498 shares of its common stock post reverse stock split).  As a result of the conversion, Vast Exploration became the majority shareholder of the Company and owns 59.4% of the common stock at September 30, 2015.

The aggregate debenture and accrued interest balance due to Vast Exploration as of September 30, 2015 is $1,103,038 which is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.01 per share, or an aggregate of 110,303,800) shares of the Company’s common stock ($1.00 per share or an aggregate of 1,103,038 post reverse stock split).

At September 30, 2015, principal payments on the convertible debentures are due as follows:

	Related party	Non-related party	Total
Year ending September 30, 2016	$470,439	$-	$470,439
Year ending September 30, 2017	-	-	-
Year ending September 30, 2018	-	-	-
Year ending September 30, 2019	400,000	200,000	600,000
TOTAL CONVERTIBLE DEBENTURES	$870,439	$200,000	$1,070,439

As of September 30, 2015, there remains $440,000 of unamortized discount on the issuance of the 2014 convertible debentures.

NOTE 9 – DERIVATIVE LIABILITIES

The Company had convertible debentures which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock (Note 8). The debentures contained anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management valued them at fair value at the date of issuance.

During the year ended September 30, 2015, the Company entered into a modification agreement with the holders of the convertible debentures.  The modification agreement changed the conversion price to $1.00 per common share and also specifically eliminated provisions of the debentures requiring conversion derivative accounting.  The fair value of the derivative liability on that date of $1,244,472 was charged to ‘additional paid-in capital’.

Conversion option derivative

At September 30, 2015 and 2014, the fair value of conversion options was estimated at the period’s end using the Black-Scholes option pricing model using the following weighted average assumptions.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

	Year Ended September 30,
	2015	2014
Stock price	$0.0169	$0.0294
Risk-free interest rate	0.01% to 0.28%	0.06% to 0.10%
Expected term	.25 years to 1 year	.25 to .50 years
Expected volatility	242.5% to 298.6%	248.6% to 339.3%
Fair value of conversion option derivative units	$0.003 to $0.015	$.002 to $0.01

Below is detail of the change in conversion option liability balance for the year ended September 30, 2015 and 2014, respectively.

	For the year ended September 30,
	2015	2014

Beginning balance	$676,533	$177,553
Net change in fair value of conversion option liability	(389,589)	115,029
Increase in fair value of conversion options due to debt amendment	957,527	383,951
Extinguishment of conversion option derivative	(1,244,472)	-
Ending balance	$-	$676,533

Warrant derivative

At September 30, 2015 and 2014, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	September 30,
	2015	2014
Stock price	$0.0169	$0.0294
Risk-free interest rate	0.56%	0.02% to 0.90%
Expected term	1.88 year	1 month to 1 year
Expected volatility	274.3%	128.4% to 297.7%
Fair value of warrant derivative units	$0.0106	$0.0002 to $0.028

Below is detail of the change in warrant derivative liability balance for years ended September 30, 2015 and 2014, respectively:

	Year ended September 30,
	2015	2014

Beginning balance	$24,697	$41,553
Net change in fair value of warrant derivative liability	(19,836)	(16,856)
Ending balance	$4,861	$24,697

NOTE 10 – PROMISSORY NOTES

On July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company was scheduled to make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At September 30, 2015, the balance due on the note was $31,642. The Company is currently in default on the terms of the promissory note.  The balance of $31,642 is included under “Current portion of promissory notes payable” at September 30, 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

On January 27, 2015, the Company entered into a promissory note for $189,790 with a working interest partner which included past due amounts of $175,425 and additional interest of $14,364 which was recognized as expense.  The Company will make nineteen monthly payments in the amount of $9,542 and subsequently make one monthly payment in the amount of $19,016.  The note bears interest at 6% per annum.  At September 30, 2015, the total balance due plus accrued interest and late payment charges on the note was $201,139.  The Company is currently in default on the terms of the promissory note and, therefore, the balance of $201,139 is classified as “Current portion of promissory notes payable” at September 30, 2015.

On February 12, 2015, the Company entered into a promissory note for $49,696 with a vendor which included accounts payable of $34,162 and additional interest of $15,534 which was recognized as expense.  The Company was scheduled to make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  The note bears interest at 8% per annum.  At September 30, 2015, the balance due including accrued interest on the note was $37,790.

On August 28, 2015, the Company entered into a promissory note for $37,892 as settlement of payable to a service provider.  The Company is scheduled to make twenty-four monthly payments in the amount of $1,579.   The note is non-interest bearing.  At September 30, 2015, the balance due on the note was $36,304.

The Company entered into a Separation Agreement with an executive which included provisions referencing execution of a Promissory Note in consideration of accrued compensation at September 30, 2015 in the amount of $110,781.  The promissory note was subsequently executed on or about December 1, 2015. The former Company officer was appointed to the Board of Directors, therefore is classified as a related party. The note accrues interest at 5% per annum with monthly interest-only payments through September 30, 2016.  The Company is scheduled to make twenty-four monthly payments beginning no later than October 31, 2016.  In the event of default, the note bears interest at 18%.

At September 30, 2015, principal payments on these notes are due as follows:

	Related party	Non-related party	Total
Year ending September 30, 2016	$-	264,582	264,582
Year ending September 30, 2017	51,107	32,443	83,550
Year ending September 30, 2018	53,722	9,850	63,572
Year ending September 30, 2019	5,952	-	5,952
TOTAL PROMISSORY NOTES	$110,781	$306,785	$417,656

NOTE 11.  ASSET RETIREMENT OBLIGATIONS

The Company has identified asset retirement obligations at the Girard, Kansas and Crosby, North Dakota operating sites.  These retirement obligations are determined based on the estimated cost to comply with abandonment regulations established by the Kansas Corporation Commission and the State of North Dakota.  The Company's engineers have estimated the cost, to comply with these regulations.  These estimates have been projected out to the anticipated retirement date 6 to 15 years in the future, at an assumed inflation rate of 1.5 percent.  These amounts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The amount of the annual increase in the obligation is charged to accretion expense and for the years ended September 30, 2015 and 2014, was computed to be $15,217 and $14,603, respectively.  The remaining balance on the Company’s North Dakota Asset Retirement Obligation liability is $133,481

During the year ended September 30, 2015, with respect to its Kansas properties, the Company has revised its estimate to include additional well bores not previously considered to be subject to remediation exposure for the Company.  The increase in present value liability was added to the Company’s Asset Retirement Obligation Asset which shall be amortized over the remaining useful life of the Kansas asset.   The Company has revised its estimate on the remaining Kansas Asset Retirement Obligation to $112,311 as of September 30, 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The following table summarizes the change in the asset retirement obligation since the beginning of the fiscal year ending September 30, 2015 and September 30, 2014, respectively:

	For the year ended September 30,
	2015	2014
Beginning balance	$160,636	$146,033
Increase in present value of liability due to change in estimate costs (Kansas)	69,939	-
Accretion expense	15,217	14,603
Ending balance	$245,792	$160,636

NOTE 12 –  COMMON STOCK

Fiscal Year End September 30, 2014

On November 11, 2013, the Company issued 35,000 shares of common stock to a holder of 10% convertible debentures within the terms thereof referenced in Note 8 who elected to convert the principal amount of $35,000.

Fiscal Year End September 30, 2015

On April 30, 2015, Vast Exploration presented the Company with a written Notice of Conversion of four of the Convertible Debentures (Note 8) into the Company's common stock. The holder converted $828,211 of the principal balance and $359,287 of accrued interest of the debentures for a total conversion of $1,187,498.  The conversion price was $1.00 per share.  The Company issued 1,187,498 shares of its common stock.  As a result of the issuance, Vast Exploration became the majority shareholder of the Company.

On June 8, 2015, the Company issued 6,000 shares of its common stock with a fair value of $6,000 to certain directors of the Company and the former Chief Executive Officer in consideration for accrued board fees and accrued compensation of $284,750.  The Company obtained forbearance agreements with the parties and recognized a gain on settlement of liabilities of $300,190.

On September 30, 2015, the Company issued 1,500 shares of its common stock with a fair value of $1,500 to a related party in consideration for termination of a lease agreement and settlement of liabilities of $17,113.

NOTE 13 – STOCK BASED COMPENSATION

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

On October 10, 2013, the Board of Directors rescinded, from various officers and directors, 20,400 options to purchase shares of the Company’s common stock.  The rescinded options had a strike price of $2.00 based on the closing price of the Company’s common stock on the date of grant.  Also on October 10, 2013, the Board of Directors authorized the grant, to various officers and directors, of 40,000 options to purchase shares of the Company’s common stock.  The options have a strike price of $1.00 based on the closing price of the Company’s common stock on the date of grant and vest over 9 months.  The concurrent grant of a replacement award was accounted for as a modification of terms and resulted in an offset to compensation expense of $20,151 during the year ended September 30, 2014.

The Company recognizes compensation expense straight-line over the vesting term.  Historically, the Company has issued new shares to satisfy exercises of stock options and the Company expects to issue new shares to satisfy any future exercises of stock options.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The outstanding options at September 30, 2015 have a weighted average remaining term of 3.78 years.  No options were exercised during the years ended September 30, 2015 and 2014. At September 30, 2015 and 2014, the Company had 34,000 options outstanding and exercisable.

The following table reflects the summary of changes during the years ended September 30, 2015 and September 30, 2014:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding, September 30, 2013	20,400	$20.00	$-
Issued	40,000	1.00	-
Exercised	-	-	-
Forfeited or rescinded	(20,400)	(20.00)	-
Balance outstanding and exercisable, September 30, 2014	40,000	$1.00	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(6,000)	(1.00)	-
Balance outstanding and exercisable, September 30, 2015	34,000	$1.00	$-

All 34,000 options outstanding are fully vested and exercisable at $1.00 per share (3,400,000 options outstanding are fully vested and exercisable at $0.01 per share pre-reverse stock split).

As of September 30, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The Company recognized $Nil and $24,803 of compensation cost related to options vested during the years ended September 30, 2015 and 2014, respectively.  These costs are classified under management and administrative expense.

NOTE 14 – BROKER AND SHARE PURCHASE WARRANTS

A summary of activity of the Company's share purchase and broker warrants outstanding at September 30, 2015 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2013	10,553	$6.00	47,778	$5.00
Forfeited or expired	(553)	(5.00)	(20,000)	(5.00)
Exercised	-	-	-	-
Granted	-	-	-	-
Balance outstanding, September 30, 2014	10,000	$6.00	27,778	$5.00
Forfeited or expired	-		(27,778)	(5.00)
Exercised	-	-	-	-
Granted	-	-	150,000	0.10
Balance outstanding, September 30, 2015	10,000	$6.00	150,000	$0.10

The Broker Warrants expire February 15, 2017 and have an exercise price of $6.00.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

On April 17, 2015 the Company granted, to four institutional investors, warrants to purchase up to an aggregate of 150,000 shares of the Company’s common stock in consideration of the investors waiving the Company’s prior defaults under the Convertible Debentures.  In addition to transactions discussed in Notes 5, 7, 10 and 12, the Warrants give the holders thereof the right to purchase common stock of the Company at the purchase price of $0.10 per share and expire on March 17, 2020. The fair value of the warrants issued was $167,441 was charged to financing costs.

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to transactions discussed in Notes 5, 7, 10 and 12, on or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and member of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of September 30, 2015 was $Nil as a result of the Lease Termination Agreement described in Notes 15 and 18.

On April 17, 2015, the Board of Directors appointed the Chief Executive Officer and Manager of Vast Exploration, LLC as a director of the Company to fill a vacancy on the Board and in connection with Vast Exploration, LLC’s acquisition of certain Convertible Debentures from institutional investors (Note 8).  The Chief Executive Officer and Manager of Vast Exploration, LLC was appointed as the Chairman of the Board of Directors of the Company.

On July 8, 2015, the Company executed a Contract Operating Agreement (the “Operating Agreement”) with Vast Exploration, effective as of January 1, 2015. Under the terms of the Operating Agreement, Vast Exploration became the “operator of record” for all of the Company’s properties and is responsible for the operation of the Company’s oil and gas properties, which includes handling routine operations, major operations, reporting services and other miscellaneous services. The Company will pay Vast Exploration a monthly fee for services in the amount of $20,000. The Company will remain responsible for all fees, expenses and taxes related to its properties and has agreed to reimburse Vast Exploration for any fees, expenses or taxes advanced on the Company’s behalf. The Company has the right to audit the books, records and invoices maintained by Vast Exploration in its operation of the Company properties. The term of the Operating Agreement is two years from the effective date. The Operating Agreement automatically renews for successive one year terms until the Company or Vast Exploration provide notice of non-renewal. The Operating Agreement includes mutual indemnities and waivers of consequential and punitive damages. The Operating Agreement also includes release and hold harmless provisions for the exclusive benefit of Vast Exploration. Finally, the Operating Agreement consents to and ratifies any operational services Vast Exploration has provided to the Company prior to the date the Operating Agreement was executed.  Vast Exploration billed the Company $160,000 for the year ended September 30, 2015 which was charged to ‘production expense’ and subsequently billed to working interest partners for their pro-rata share of the expense.

Vast Exploration is a controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Agreements. The Chairman of the Board of Directors for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Acting in his capacity of Chairman of the Board of the Company, he recused himself from voting on the approval of the Contract Operating Agreement, which was subsequently approved by the remaining members of the Company’s Board of Directors.  The accrued balance due to Vast Exploration related to the Contract Operating Agreement at September 30, 2015 is $5,000 which is included in “Other payables, interest and taxes accrued”.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 16 – SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	For the year ended September 30,
	2015	2014
Supplemental disclosures:
Interest paid in cash	$5,119	$-

Non-cash financing and investing activities:
Proceeds from convertible debentures allocated to conversion option	$-	600,000
Common stock issued for conversion of debentures and interest, related party	1,187,499	35,000
Common stock issued for settlement of liabilities	7,500	-
Due to working interest holder converted to promissory note	175,425	46,642
Due to related party converted to promissory note	110,781	-

NOTE 17 – INCOME TAX

The Company did not recognize an income tax benefit or expense for the fiscal years ended September 30, 2015 and 2014.

The deferred tax assets were calculated based on an expected future combined tax rate of 40% consisting of maximum statutory federal tax rate of 35% and state taxes calculated at the rate of 5%, which is net of the expected federal income tax benefit.

The components of the Company’s net deferred tax assets are as follows:

	For the year ended September 30,
	2015	2014
Deferred tax assets rising from:
Non-deductible stock based compensation	$186,444	$186,444
Property and equipment	1,400,549	2,486,484
Other assets	-	91,299
Net operating loss carryforward	5,752,595	3,949,318
	7,339,588	6,713,545
Less valuation allowance	(7,327,187)	(6.713,545)
Deferred tax assets	$12,401	$-
Deferred tax liability	(12,401)	-
NET DEFERRED TAX ASSETS AND LIABILITIES	$-	$-

As management of the Company cannot determine that it is more likely than not the Company will realize the benefit of the estimated net deferred tax asset, a valuation allowance equal to 100% of the net deferred tax asset has been recorded at September 30, 2015 and 2014.

The Company has approximately $14 Million of federal and state net operating loss carryforwards that expire through 2026 and 2035 that may be used to offset future taxable income.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Based on the net loss for the year ended September 30, 2015 and 2014, the income tax benefit shown in the financial statements for the years ended September 30, 2015 and 2014 differs from the projected statutory rate as follows:

	Year ended September 30,
	2015	Rate	2014	Rate

Provision (benefit) at federal statutory rate	$(781,297)	35.0%	$(517,964)	35.0%
Permanent differences-financing instruments	244,360	(10.9%)	182,831	(12.3%)
Effect of state taxes	(76,705)	3.4%	(47,876)	3.2%
Increase in valuation allowances	613,642	(27.5%)	383,009	(25.9%)
TOTAL	$-	0.0%	$-	0.0%

The Company has concluded that the guidance regarding accounting for uncertainty in income taxes had no significant impact on the results of operations or financial position as of September 30, 2015 or 2014.  Therefore, the Company does not have an accrual for uncertain tax positions as of September 30, 2015 or 2014.  As a result, tabular reconciliation of beginning and ending balances would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company is currently delinquent in their federal and state tax filings.  Fiscal years 2010 through 2015 remain subject to examination by state and federal tax authorities.

On April 30, 2015, Vast Exploration, LLC acquired over 50% of the outstanding stock of the Company.  This change in ownership limits the future use of net operating losses due to Code Section 382.  Management has not determined the effect of the limitation at this time.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks #1 and Knudsen #1 wells in Crosby, ND. The administrative complaint alleged the Company violated certain portions of the North Dakota Century Code and requested administrative relief against Jayhawk Energy, Inc. for violation of sections of the North Dakota Administrative Code governing the oil and gas industry.

On or about August 12, 2013, the Company responded to the administrative complaint and entered into settlement negotiations with the NDIC. As a good faith effort, the Company began plugging the Knudsen #1 well on or about December 20, 2013.  The work required to plug the Knudsen #1 well was completed in January 2014.  The range of associated penalties as proposed by the NDIC was $100,000 to $525,000 for failure to comply.

As September 30, 2013, the Company accrued $330,000 as an estimate of total liability related to the Jenks and Knudsen reclamation. For the year ended September 30, 2014, the Company revised the estimate related to the Jenks and Knudsen reclamation and paid an additional $190,947 for completion of remaining remediation.

On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company was required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks #1 and Knudsen #1 wells respectively.  The Consent Agreement required the Company to plug the “production zone” of the Jenks #1 well. Once plugging was completed, the Company could then apply for a permit to convert the Jenks #1 well into a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment payment per month for five successive months thereafter.  If the Company failed to comply with the terms of the Consent Agreement, the Company would be subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement). The Company made the initial $25,000 payment and subsequently made each monthly payment with the final installment of $16,000 paid to the State of North Dakota on June 26, 2014.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The Company made the final installment payment of $16,000 to the State of North Dakota on June 26, 2014.  As of September 30, 2014 the Company has completed substantially all reclamation work and has paid all fines assessed.

On July 10, 2014, the Company completed reclamation work on both the Jenks #1 and Knudsen #1 waste water storage pits.  Although reclamation work was to have been completed by June 30, 2014, unseasonably heavy rains which saturated the soil and limited safe access to the site by heavy equipment delayed scheduled reclamation until such time as ground conditions improved. The Company also completed plugging of the ‘production zone’ on the Jenks #1 well and set a balance plug on the Knudsen #1 well bore.

Due to JayHawk’s failure to timely submit a cost estimate for the final plugging, abandonment and reclamation of the Jenks #1 well and site, the NDIC, on January 28, 2015, pursuant to Commission Order No. 25588 ordered JayHawk to file a $120,000 bond covering the Jenks #1. The bond was a plugging and reclamation bond.

On May 9, 2015, the Company received a copy of a Summons and Complaint filed by the State of North Dakota and the NDIC in the Northwest Judicial District Court of North Dakota alleging JayHawk had violated N.D.C.C. Chapter 38-08 by failing to post the $120,000 plugging and reclamation bond pursuant to Commission Order No. 25588. N.D.C.C. § 38-08-16 provides that anyone who violates a provision of N.D.C.C. Chapter 38-08, or any rule or regulation of the Commission is subject to a penalty of up to $12,500 for each offense, and each day’s violation is a separate offense. The Complaint’s prayer for relief requested that JayHawk be ordered to deposit $120,000 with the Bank of North Dakota to satisfy the Commission’s requirement for the plugging and reclamation bond on the Jenks #1 well. The NDIC also requested that JayHawk pay a fine of $12,500 per day beginning February 4, 2015, for failure to provide a plugging and reclamation bond on the Jenks #1. The Company subsequently met with the NDIC, which resulted in the NDIC staying the litigation subject to JayHawk’s immediate plugging, abandonment and reclamation of the Jenks #1. In September of 2015 the Company completed final plugging and abandonment of the Jenks #1 and completed a partial reclamation of the well and site.

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

NOTE 19 – GAIN ON SETTLEMENT OF LIABILITIES

During the year ended September 30, 2015, the former President, Chief Executive Officer and Chairman of the board of directors forgave $84,500 of accrued compensation and four members of the Company’s board of directors entered into agreements in which $206,250 of accrued directors’ fees were forgiven in consideration of 6,000 shares of the Company’s common stock with a fair value of $6,000. The Company recognized ‘gain on settlement of liabilities” of $284,750.

During the year ended September 30, 2015, the Company executed a settlement agreement with a vendor. As consideration for forgiveness of $36,983 including accrued interest, the vendor received a cash payment of $8,000. The Company recognized ‘gain on settlement of liabilities” of $18,540.

During the year ended September 30, 2015, an entity controlled by a related party to the former President and Chairman of the Board of directors entered into a Lease Termination Agreement whereby certain leased property formerly utilized by the Company was returned to the related party.  As consideration for forgiveness of $17,113 due from the Company per the terms of the Lease, the related party received 150,000 shares of the Company’s common stock with a fair value of $1,500 and the Company relinquished a security deposit of $1,500.  The Company recognized ‘gain on settlement of liabilities” of $15,363.

The total gain on settlement of liabilities as a result of the transactions described herein was $317,303 for the year ended September 30, 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 20 – SUBSEQUENT EVENTS

Warrant Purchase Agreement

On September 25, 2015, the Company executed a Warrant Purchase Agreement pursuant to which the Company plans to issue and sell securities.  The terms of the Purchase Agreement allow a purchaser to receive a credit for its subscription for securities if the purchaser assumes certain accrued and/or contingent liabilities of the Company. The exercise price for the securities is $0.0050 per share for securities issued in exchange for the satisfaction of an assumed debt. The exercise price for the securities is $0.0025 per share for securities issued in exchange for the satisfaction of an assumed North Dakota reclamation liability. The securities are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Company’s common stock that occur after the date of the Purchase Agreement. Each purchaser is required to deliver to the Company, prior to the issuance of securities, the following: (a) immediately available funds sufficient to satisfy or otherwise terminate a given liability; or (b) a “receipt of funds and release of claims” executed by a creditor of the Company, or other evidence, in a form satisfactory to the Company in its sole discretion, of the satisfaction of an assumed debt or North Dakota reclamation liability by the purchaser.

On October 8, 2015, the Company granted 943,337 Warrants to Vast Exploration, LLC pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.  The warrants may be exercised any time after October 8, 2015 until the close of business on October 7, 2020 for $0.50 per share.

On November 3, 2015, the Company granted 396,459 Warrants to Vast Exploration, LLC and/or assigns pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.  The Warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.  The warrants may be exercised any time after November 3, 2015 until the close of business on November 3, 2020 for $0.50 per share.

NOTE 21 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (Unaudited)

In January 2010, the FASB issued an ASU to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC's revised rules discussed in Note 1.  The significant revisions involved revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves the period end to a twelve-month arithmetic average of the first day of the month prices and additional disclosure requirements.  In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements.  The amendments are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments.  Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2009.  The new guidelines have expanded the definition of proved undeveloped reserves that can be recorded from an economic producer did not impact or prove undeveloped reserves.

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

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC.  The assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from these reserves, nor their present value.  The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process.  The Company emphasizes that reserve estimates are inherently imprecise and that estimate of new discoveries and undeveloped locations are more imprecise than estimates of establishing proved producing oil properties.  Users of this information should be aware that the process of estimating quantities of “proved” and “proved-developed” oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

production history and continual reassessment of the viability of production under varying economic conditions.  As a result, revisions to existing reserve estimates may occur from time to time.  Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statements disclosures.

Proved oil reserve quantities at September 30, 2014 and the related future net cash flows are based on the estimates prepared by independent petroleum engineers.

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

At September 30, 2015, the Company held no ownership interest in proved developed oil reserves due to conveyance of its North Dakota property (Note 5).

All of the Company's oil reserves were within the continental United States in the states of North Dakota.  Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company's net interest in proved developed and proved undeveloped reserves for the years ending September 30, 2015 and 2014:

September 30, 2013	60,900
Revisions of previous estimates	65,772
Purchase of minerals in place	-
Production	(6,906)
September 30, 2014	119,766
Conveyance of proved reserves	(119,766)
September 30, 2015	-

Oil reserves

At September 30, 2015, the Company held no ownership interest in proved developed oil reserves due to conveyance of its North Dakota property (Note 5).

Based on the evaluation described in the preceding paragraph, presented below (in barrels) is a summary of changes to the Company’s net interest in proved undeveloped and proved developed producing and non-producing reserves for the years ending September 30, 2015 and 2014:

	2015	2014
Supplemental disclosures:	Oil (Bbls)	Oil (Bbls)
Proved developed producing	N/A	85,122
Proved developed non-producing	N/A	7,635
Proved undeveloped reserves	N/A	27,009
TOTAL PROVED RESERVES	N/A	119,766

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to the Company's oil and natural gas producing activities are summarized as follow in $ thousands:

	2015	2014
Unproved properties	$-	$1,462
Proved properties	-	2,382
Wells and equipment	3,870	5,427
Total capitalized costs	3,870	9,271
Less: Allowance for depreciation, depletion, amortization and lease impairment	(3,684)	(8,933)
TOTAL	$186	$238

The Company will continue to evaluate its unevaluated properties; however, the timing of the ultimate evaluation and disposition of the properties has not been determined.

Costs Incurred in Oil and Gas Producing Activities (in $ thousands)

Costs incurred in oil and natural gas property acquisitions, exploration and development are summarized as follows, in $ thousands:

	Year ended September 30,
	2015	2014
Property acquisitions:
Unproved properties	$ -	$ -
Proved properties (includes wells, equipment and related facilities acquired with proved reserves)	-	12
Exploration	-	-
Production and development capital expenditures	-	-
TOTAL	$ -	$ 12

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The Standardized Measure of discounted future net cash flows relating to the Company's ownership interests in proved developed oil reserves for the years ended September 30, 2015 and 2014 are as follows:

	Year ended September 30,
	2015	2014
Future cash flows	$ -	$ 8,914,183
Future oil and natural gas operation expense	-	(2,654,896)
Future abandonment costs	-	(910,000)
Future severance tax	-	(445,714)
Future income tax expense	-	-
Future net cash flows	-	4,903,573
Less: 10% annual discount for estimating time of cash flow	-	(2,518,637)
STANDARDIZED MEASURE OF DISCOUNTED FUTURE CASH FLOW	$ -	$ 2,384,936

At September 30, 2015, the Company held no ownership interest in proved developed oil reserves due to conveyance of its North Dakota property (Note 5).

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil Reserves

The following is a summary of the changes in Standardized Measure of discounted future net cash flows for the Company’s proved oil reserves during each of the years in the two-year period ended September 30, 2015:

	Year ended September 30,
	2015	2014
Standardized measure of discounted future cash flow at beginning of year	$(878,400)	$ 878,400
Net changes in price and production costs	1,339,226	(1,339,226)
Sales of oil produced, net of production costs	230,238	(230,238)
Revisions of previous quantity estimates	(2,988,000)	2,988,000
Development costs incurred	-	-
Change in income taxes	-	-
Accretion of discount	(88,000)	88,000

Results of Operations for Oil and Gas Producing Activities

The results of operations shown below exclude non-oil and gas producing activities, corporate overhead items, interest expense and other incomes expense, gains and losses.  Therefore, these results are on a different basis than results of operations reported upon in the consolidated statement of operations.

All operations were conducted in the United States.  The Company produces crude oil in North Dakota and natural gas in southeast Kansas.  The Company produces no natural gas in North Dakota and no oil in Kansas at this time.  Because of limited funding, exploration activities were not conducted in the years ended September 30, 2015 and 2014.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

	2015	2014
Operating revenue	$244,283	$394,925
Costs and expenses:
Exploration expenses	-	-
Production expenses	399,483	238,382
Depreciation, depletion and amortization	122,806	257,097
North Dakota reclamation complaint	90,675	280,361
Loss on disposal and conveyance of leases and equipment	39,765	-
Total costs and expenses	667,906	775,840
Net results of operations for oil and natural gas producing activities	$423,623	$(380,915)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of September 30, 2015, management identified material weaknesses in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. Material weaknesses identified include the lack of any segregation of duties, lack of appropriate accounting policies and management’s assessment of internal control over financial reporting. As a result of the material weaknesses identified, management concluded that Company’s disclosure controls and procedures were not effective.

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-K fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States generally accepted accounting principles (GAAP).

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

*

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

*

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Ineffective Oversight of Financial Reporting.  The Company has not provided an appropriate level of oversight of the financial reporting process and has not appropriately monitored the Company’s system of internal control.  The Company’s monitoring of management’s assessment of internal control over financial reporting did not result in appropriate actions taken by management to remedy the deficiencies in the process to assess internal control over financial reporting. The Company has no independent audit committee overseeing the financial reporting process.

Failure to Segregate Duties. Management has not maintained any segregation of duties within the Company due to its reliance on a few individuals to fill multiple roles and responsibilities.  Our failure to segregate duties has been a material weakness for the period covering this report.

Sufficiency of Accounting Resources. The Company has limited accounting personnel to prepare its financial statements. The insufficiency of our accounting resources has been a material weakness for the period covering this report.

As a result of the material weaknesses in internal control over financial reporting described above, the Company's management has concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we, engaged the Company’s independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2015, there have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth the names, ages, positions and dates of appointment of our current directors and executive officers.

Name	Age	Position	Date Appointed
Scott Mahoney (1)	40	Chairman of the Board and Director	April 17, 2015

Kelly Stopher (2)(3)	52	(a) Interim President, Chief Executive Officer	April 9, 2013
		(b) Chief Financial Officer	September 28, 2010

Matthew Wayrynen (4)	53	Director	April 30, 2008

Jeffrey W. Bright (5)	50	Director	April 30, 2008

Tyrone Docherty (6)	54	Director	July 10, 2008

Lindsay E. Gorrill (7)	53	Director	April 9, 2013

__________________________

(1) On April 17, 2015, Scott Mahoney was appointed as to the Board of Directors of the Company and was named Chairman of the Board.

(2) On October 1, 2015, Kelly Stopher tendered his resignation as interim President, CEO and CFO of the Company.

(3) On October 1, 2015, Kelly Stopher was appointed to the Board of Directors of the Company.

(4) On October 1, 2015, Matthew Wayrynen tendered his resignation from the Board of Directors of the Company.

(5) On May 15, 2015, Jeff Bright tendered his resignation from the Board of Directors of the Company.

(6) On May 31, 2015, Tyrone Docherty tendered his resignation from the Board of Directors of the Company.

(7) On October 1, 2015, Lindsay E. Gorrill tendered his resignation from the Board of Directors of the Company.

Scott Mahoney – Chairman of the Board and Director

Mr. Scott Mahoney was appointed to the Board of Directors of the Company on April 17, 2015 and was named Chairman of the Board. Mr. Mahoney is the CEO and Manager of Vast Exploration, LLC and has held that role since June 2014.  In addition to his role with Vast, Mr. Mahoney is the CEO of Vast Petroleum Corp. and has held that role since December of 2012. From October 2010 until November 2012 Mr. Mahoney was the CFO of American Standard Energy Corp, a company formerly quoted on the OTCQB.  Mr. Mahoney began his career in oil and gas working for XOG Operating, LLC and Geronimo Holding Corporation in Midland Texas as a consultant and interim Chief Financial Officer in 2009 and 2010.  Prior to his entry into the oil and gas industry, Mr. Mahoney spent 13 years in corporate and investment banking with JP Morgan Chase, Key Bank, Wells Fargo, and ING.  Mr. Mahoney graduated with and holds a Bachelor’s of Arts in Political Science and Japanese from the University of New Hampshire. He graduated with an International MBA from Thunderbird in 2000.  Mr. Mahoney is a Chartered Financial Analyst.

Kelly Stopher – Interim President, Chief Executive Officer and Chief Financial Officer

Mr. Kelly Stopher was appointed Chief Financial Officer of the Company on September 28, 2010.  Mr. Stopher was appointed interim President and Chief Executive Officer on April 9, 2013. On October 1, 2015, Mr. Stopher resigned from his position as interim President, CEO and CFO of the Company and was appointed a Director of the Company.    Mr. Stopher has developed strategies to implement financial management systems, internal control policies and procedures, and financial reporting and modeling for small-cap companies.  From March, 2010 through September, 2010, Mr. Stopher worked for Allied Security.  Mr. Stopher worked as business relationship manager for Wells Fargo Bank, Spokane, WA, from April 2006 through August 2009.  From September 2004 through January 2006, he acted as CFO for Weldon Barber, Spokane, WA.  From October 2003 through September 2004, he was a sales associate for Kiemle & Hagood Company, in Spokane, WA.  And from January 2001 through March 2003 he worked as an account executive for Aston Business Solutions in Boise, ID specializing in enterprise accounting software systems.  Prior that Mr. Stopher worked as CFO for Lee Read Jewelers in Boise, ID and spent 5 years in public accounting with Langlow Tolles & Company in Tacoma, WA.  Mr. Stopher also serves as Chief Financial Officer for Star Gold Corp., a company quoted on the OTCQB, and was appointed to that position in October 2010.  Mr. Stopher holds a bachelor’s degree from Washington State University in Business Administration - Accounting.

Matthew Wayrynen – Director

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

Jeffrey W. Bright – Director

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

Tyrone Docherty – Director

Mr. Docherty was appointed to the Board of Directors on July 10, 2008. Mr. Docherty is a citizen of Canada and is presently the CEO and a director of Deer Horn Metals, Inc. Prior to this position he was president and CEO of Quinto Mining Corporation from June 1997 to June 2008. Mr. Docherty is not an officer or director of any other U.S. reporting company.

Lindsay E. Gorrill – Director

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% owners are required by certain SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by it, we believe that during 2015, there was compliance with the filing requirements applicable to its officers, directors and 10% common stockholders.

Code of Ethics.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to the address appearing on the cover page of this Annual Report on Form 10-K, Attn: Corporate Secretary.

Corporate Governance.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders until their successors are duly appointed and qualified or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by our board of directors. Except as set forth in the section entitled "Executive Compensation," there are no agreements with respect to the election of directors. Our bylaws provide that officers are appointed annually by our board of directors and each executive officer serves at the discretion of our board of directors.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•

the director is, or at any time during the past three years was, an employee of the company;

•

the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•

a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•

the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•

the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•

the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that none of the Company’s directors are “independent” directors as defined by applicable SEC rules and NASDAQ Stock Market listing standards.

Board Committees

Our board of directors has an Audit Committee, a Compensation Committee Interlocks & Insider Participation, a Reserves Committee, a Corporate Governance and Nominating Committee. Each committee’s members and certain other information regarding each committee are described below.

Audit Committee

The Audit Committee is comprised entirely of “independent” directors as defined by applicable SEC rules and NASDAQ Stock Market listing standards. The Audit Committee is currently vacant. The Audit Committee will remain vacant until the Board is able to recruit a director who will qualify as a “financial expert” as defined by SEC Rules.

Compensation Committee Interlocks & Insider Participation

The current member of our Compensation Committee is Mr. Gorrill.

Reserves Committee

The current member of our Reserves Committee is Mr. Gorrill.

Nominating Committee

The current members of the Nominating Committee are Messrs. Gorrill and Wayrynen.

Board Leadership Structure and Role in Risk Oversight

Leadership of our board of directors is vested in a Chairman of the Board. Although our Chief Executive Officer currently does not serve as Chairman of the Board of Directors, we currently have no policy prohibiting our current or any future chief executive officer from serving as Chairman of the Board. The board of directors, in recognizing the importance of its ability to operate independently, determined that separating the roles of Chairman of the Board and Chief Executive Officer is advantageous for us and our shareholders.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.  Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to our named executive officers during the fiscal years ended September 30, 2015 and 2014 (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2015 and 2014.

Summary Compensation Table.

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years 2015 and 2014.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Kelly Stopher
Interim CEO	2015	$45,219			-	-	-	$ 45,219
CFO	2014	84,000	-	-	12,584	-	-	$ 96,584

(1) Accrued wages and change of control provisions payable for the fiscal year ended September 30, 2015 were $167,781.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of September 30, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

Security Ownership of Certain Beneficial Owners.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of September 30, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of September 30, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (14)
Common	Scott Mahoney, Interim President, CEO, CFO, Director (13) 10119 W. Lariat Lane, Peoria, AZ 85383	118,874,159(indirect)(1)(2)(3)(4)	59.44%(1)(2)(3)(4)
Common	Lindsay Gorrill, Director (10)	5,200,483 (direct)(5)	2.60% (5)
Common	Matthew Wayrynen, Director (11) 560 Granville, Suite 900 Vancouver, BC V6C 3P1	490,954 (7)	0.25% (7)
Common	Kelly Stopher Director (12) 1314 S. Grand, Suite 2, Box 348 Spokane, WA 99202	125,371 (direct)(6)	0.06% (6)
Common	Vast Exploration, LLC 10119 W. Lariat Lane, Peoria, AZ 85383	118,874,159 (direct)(2)(4)	59.44% (2) (4)
Common	Galaxy Energy, Inc. 603 W. Main, Stigler, OK 74462	124,371(8)	0.06% (8)

____________________________

(1) Scott Mahoney, as the CEO and Managing Member of Vast Exploration, LLC is the natural person with voting and dispositive control over Vast Exploration, LLC and is deemed to be a beneficial owner.  Mr. Mahoney disclaims beneficial ownership of the Vast Exploration, LLC owned shares.

(2) Pursuant to the terms of certain debt securities held by Vast Exploration, LLC and the default interest accruing thereunder, the aggregate amount of securities beneficially owned by Vast Exploration, LLC may be increased by an additional 297,686,251 as of September 30, 2015, subject to an increase in the authorized capital of the Company.

(3) The nature of Scott Mahoney’s indirect beneficial ownership is due to Mr. Mahoney being the natural person with voting and dispositive control over Vast Exploration, LLC.

(4) Vast Exploration, LLC beneficially owns 118,749,788 shares of common stock and pursuant to the terms of certain debt securities held by Vast Exploration, LLC the aggregate amount of securities it beneficially owns may be increased by 165,944,142 shares for a total of 284,818,301 shares as of September 30, 2015, subject to an increase in the authorized capital of the Company. For purposes of determining the aggregate amount of securities beneficially owned pursuant to the aforementioned debt securities the Company has assumed beneficial ownership based upon the maximum principal balance of the debt securities as of September 30, 2015. The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  The Percent of Class beneficially owned was calculated as follows: 118,749,788 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on conversion of derivative securities held up to the Company’s current authorized capital of 200,000,000) equals (=) 118,874,159 shares beneficially owned. 118,874,159 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 59.44%.

(5) Lindsay Gorrill beneficially owns 5,076,112 shares of common stock and pursuant to the terms of certain stock options held by Lindsay Gorrill, the aggregate amount of securities he beneficially owns may be increased by 1,950,000 shares for a total of 7,026,112 shares, subject to an increase in the authorized shares of the Company. The Percent of Class beneficially owned was calculated as follows:  The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  Exercising of the options held by Lindsay Gorrill without an increase in authorization capital of the Company would result in the beneficial ownership of 5,200,483 shares beneficially owned (5,076,112+124,371=5,200,483).  The Percent of Class beneficially owned was calculated as follows: 5,076,112 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on exercise of options held up to the Company’s current authorized capital of 200,000,000) equals (=) 5,200,483 shares beneficially owned. 5,200,483 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 2.60% of Class.

(6) Kelly Stopher beneficially owns 1,000 shares of common stock, and pursuant to the terms of certain stock options held by Kelly Stopher, the aggregate amount of securities he beneficially owns is may be increased by 1,150,000 shares for a total of 1,151,000 shares, subject to an increase in the authorized shares of the Company. The Percent of Class beneficially owned was calculated as follows:  The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  Exercising of the options held by Kelly Stopher without an increase in authorization capital of the Company would result in the beneficial ownership of 125,371 shares beneficially owned (1,000+124,371=125,371).  The Percent of Class beneficially owned was calculated as follows: 1,000 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on exercise of options held up to the Company’s current authorized capital of 200,000,000) equals (=) 125,371 shares beneficially owned. 125,371 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 0.06% of Class.

(7) Matthew Wayrynen beneficially owns 366,583 shares of common stock and pursuant to the terms of certain stock options held by Matthew Wayrynen, the aggregate amount of securities he beneficially owns may be increased by 300,000 shares for a total of 666,583 shares, subject to an increase in the authorized shares of the Company. The Percent of Class beneficially owned was calculated as follows:  The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  Exercising of the options held by Matthew Wayrynen without an increase in authorization capital of the Company would result in the beneficial ownership of 490,954 shares beneficially owned (366,583+124,371= 490,954).  The Percent of Class beneficially owned was calculated as follows: 366,583 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on exercise of options held up to the Company’s current authorized capital of 200,000,000) equals (=) 490,954 shares beneficially owned. 490,954 (total shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 0.25% of Class.

(8)  Galaxy Energy, Inc. beneficially owns 0 shares of common stock and pursuant to the terms of certain debt securities held by Galaxy Energy, Inc., the aggregate amount of securities it beneficially owns may be increased by 20,000,000 shares for a total of 20,000,000 shares as of September 30, 2015, subject to an increase in the authorized capital of the Company. For purposes of determining the aggregate amount of securities beneficially owned pursuant to the aforementioned debt securities the Company has assumed beneficial ownership based upon the maximum principal balance of the debt securities as of September 30, 2015. The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  The Percent of Class beneficially owned was calculated as follows: 0 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on conversion of derivative securities held up to the Company’s current authorized capital of 200,000,000) equals (=) 124,371 shares beneficially owned. 124,371 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 0.06%.

(10) On October 1, 2015, Lindsay E. Gorrill tendered his resignation from the Board of Directors of the Company.

(11) On October 1, 2015, Matthew Wayrynen tendered his resignation from the Board of Directors of the Company.

(12) On October 1, 2015, Kelly Stopher tendered his resignation as interim President, CEO and CFO of the Company. On October 1, 2015, Kelly Stopher was appointed to the Board of Directors of the Company.

(13) On October 1, 2015, Scott Mahoney was appointed as interim President, CEO and CFO of the Company.

(14) Pursuant to Rule 13d-3(d)(1)(i) the percentage calculations use different totals of outstanding securities for the purpose of determining ownership.  Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(15) The Beneficial Ownership Table does not reflect any transactions subsequent to fiscal year end September 30, 2015.  On or about October 8, 2015, Vast Exploration LLC assumed $471,668 of the Company’s liabilities via the provisions of the Warrant Purchase Agreement dated September 25, 2015 and in consideration received 94,333,678 warrants of the Company stock.   On or about November 3, 2015, the Company granted 39,645,872 warrants to Vast Exploration, LLC pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.  The warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.36.  Given the effects of the two subsequent transactions, the amount beneficially owned by Vast Exploration would increase by 133,979,550 shares, subject to an increase in the authorized capital of the Company in addition to the amount disclosed in the table above.

(16) On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s audited financial statements.

Security ownership of management.

(b)   Security Ownership of Management.

Class of Stock	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (14)
Common	Scott Mahoney, Interim President, CEO, CFO, Director (13) 10119 W. Lariat Lane, Peoria, AZ 85383	118,874,159(indirect)(1)(2)(3)(4)	59.44%(1)(2)(3)(4)
Common	Lindsay Gorrill, Director (10)	5,200,483 (direct)(5)	2.60% (5)
Common	Matthew Wayrynen, Director (11) 560 Granville, Suite 900 Vancouver, BC V6C 3P1	490,954 (7)	0.25% (7)
Common	Kelly Stopher Director (12) 1314 S. Grand, Suite 2, Box 348 Spokane, WA 99202	125,371 (direct)(6)	0.06% (6)
All Officers and Directors as a Group		124,690,967	62.3%

____________________________

(1) Scott Mahoney, as the CEO and Managing Member of Vast Exploration, LLC is the natural person with voting and dispositive control over Vast Exploration, LLC and is deemed to be a beneficial owner.  Mr. Mahoney disclaims beneficial ownership of the Vast Exploration, LLC owned shares.

(2) Pursuant to the terms of certain debt securities held by Vast Exploration, LLC and the default interest accruing thereunder, the aggregate amount of securities beneficially owned by Vast Exploration, LLC may be increased by an additional 165,944,142 as of September 30, 2015, subject to an increase in the authorized capital of the Company.

(3) The nature of Scott Mahoney’s indirect beneficial ownership is due to Mr. Mahoney being the natural person with voting and dispositive control over Vast Exploration, LLC.

(4) Vast Exploration, LLC beneficially owns 118,749,788 shares of common stock and pursuant to the terms of certain debt securities held by Vast Exploration, LLC the aggregate amount of securities it beneficially owns may be increased by 297,686,251 shares for a total of 416,436,039 shares as of October 30, 2015, subject to an increase in the authorized capital of the Company. For purposes of determining the aggregate amount of securities beneficially owned pursuant to the aforementioned debt securities the Company has assumed beneficial ownership based upon the maximum principal balance of the debt securities as of October 30, 2015. The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  The Percent of Class beneficially owned was calculated as follows: 118,749,788 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on conversion of derivative securities held up to the Company’s current authorized capital of 200,000,000) equals (=) 118,874,159 shares beneficially owned. 118,874,159 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 59.44%.

(5) Lindsay Gorrill beneficially owns 5,076,112 shares of common stock and pursuant to the terms of certain stock options held by Lindsay Gorrill, the aggregate amount of securities he beneficially owns may be increased by 1,950,000 shares for a total of 7,026,112 shares, subject to an increase in the authorized shares of the Company. The Percent of Class beneficially owned was calculated as follows:  The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  Exercising of the options held by Lindsay Gorrill without an increase in authorization capital of the Company would result in the beneficial ownership of 5,200,483 shares beneficially owned (5,076,112+124,371=5,200,483).  The Percent of Class beneficially owned was calculated as follows: 5,076,112 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on exercise of options held up to the Company’s current authorized capital of 200,000,000) equals (=) 5,200,483 shares beneficially owned. 5,200,483 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 2.60% of Class.

(6) Kelly Stopher beneficially owns 1,000 shares of common stock, and pursuant to the terms of certain stock options held by Kelly Stopher, the aggregate amount of securities he beneficially owns is may be increased by 1,150,000 shares for a total of 1,151,000 shares, subject to an increase in the authorized shares of the Company. The Percent of Class beneficially owned was calculated as follows:  The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  Exercising of the options held by Kelly Stopher without an increase in authorization capital of the Company would result in the beneficial ownership of 125,371 shares beneficially owned (1,000+124,371=125,371).  The Percent of Class beneficially owned was calculated as follows: 1,000 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on exercise of options held up to the Company’s current authorized capital of 200,000,000) equals (=) 125,371 shares beneficially owned. 125,371 (shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 0.06% of Class.

(7) Matthew Wayrynen beneficially owns 366,583 shares of common stock and pursuant to the terms of certain stock options held by Matthew Wayrynen, the aggregate amount of securities he beneficially owns may be increased by 300,000 shares for a total of 666,583 shares, subject to an increase in the authorized shares of the Company. The Percent of Class beneficially owned was calculated as follows:  The Company has issued 199,875,629 out of a total authorized capital amount of 200,000,000 leaving 124,371 unissued shares.  Exercising of the options held by Matthew Wayrynen without an increase in authorization capital of the Company would result in the beneficial ownership of 490,954 shares beneficially owned (366,583+124,371= 490,954).  The Percent of Class beneficially owned was calculated as follows: 366,583 (shares of common stock owned) plus (+) 124,371 (beneficial ownership based on exercise of options held up to the Company’s current authorized capital of 200,000,000) equals (=) 490,954 shares beneficially owned. 490,954 (total shares beneficially owned) divided (/) by 200,000,000 (current authorized capital) equals (=) 0.25% of Class

(8) On October 1, 2015, Lindsay E. Gorrill tendered his resignation from the Board of Directors of the Company.

(9) On October 1, 2015, Matthew Wayrynen tendered his resignation from the Board of Directors of the Company.

(10) On October 1, 2015, Kelly Stopher tendered his resignation as interim President, CEO and CFO of the Company. On October 1, 2015, Kelly Stopher was appointed to the Board of Directors of the Company.

(11) On October 1, 2015, Scott Mahoney was appointed as interim President, CEO and CFO of the Company.

(12) Pursuant to Rule 13d-3(d)(1)(i) the percentage calculations use different totals of outstanding securities for the purpose of determining ownership.  Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

(13) On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s audited financial statements.

(14) Pursuant to Rule 13d-3(d)(1)(i) the percentage calculations use different totals of outstanding securities for the purpose of determining ownership.  Any securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Changes in Control.

Management is not currently aware of any arrangements which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Termination of Lease Agreement

On or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of Lindsay E. Gorrill, the Company's former President/CEO and member of the Board of Directors.  Under the terms of the lease the Company was required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of September 30, 2015 was $Nil as a result of the Lease Termination Agreement described in Notes 15 and 18.

Convertible Debenture Transfer Agreements

On April 17, 2015, Scott Mahoney, the CEO and Manager of Vast Exploration was appointed to the Board of Directors of the Company in connection with Vast Exploration, LLC’s acquisition of certain convertible debentures described below. At the time of closing of each Convertible Debenture Transfer Agreement, Mr. Mahoney was both a Director of the Company and as the CEO and Manager of Vast Exploration and is the individual with voting and dispositive control over Vast Exploration, and is therefore deemed to be the beneficial owner of the underlying securities represented by the various debentures. Mr. Mahoney has disclaimed beneficial ownership of the underlying convertible debenture securities.

On April 17, 2015, closing related to a Convertible Debenture Transfer Agreement (“Gorrill Transfer Agreement”) entered by the Company, Lindsay E. Gorrill, the Company’s former President/CEO and member of the Board of Directors and Vast Exploration, LLC (“Vast Exploration”) on March 17, 2015 occurred. The Gorrill Transfer Agreement conveyed a 10% Convertible Debenture originally entered into between the Company and Mr. Gorrill on June 4, 2014 to Vast Exploration. Mr. Gorrill received a $200,000 promissory note as consideration for the transfer. The aggregate amount of the 10% Convertible Debenture and the amount outstanding on the 10% Convertible Debenture as of the effective date of the Transfer Agreement was $200,000. The Company had not made any payments of principal or interest at a rate of ten percent (10%). The 10% Convertible Debenture may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the 10% Convertible Debenture is due. The foregoing summary of the Gorrill Transfer Agreement’s terms is qualified in its entirety by the fully executed Gorrill Transfer Agreement attached as Exhibit 10.6.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Alpha Transfer Agreement”) entered into by the Company, Alpha Capital Anstalt (“Alpha”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Alpha Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Alpha on December 11, 2009, December 30, 2009, April 21, 2010, October 18, 2010 and one 10% Convertible Debenture dated June 3, 2014. The aggregate amount of the various debentures at the time of transfer was $1,209,744. The amount outstanding on the various debentures at the time of transfer was $967,657. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Alpha Transfer Agreement’s terms is qualified in its entirety by the fully executed Alpha Transfer Agreement attached as Exhibit 10.7.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Ellis Transfer Agreement”) entered into by the Company, Ellis International Ltd. (“Ellis”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Ellis Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Ellis on December 11, 2009, December 30, 2009, April 22, 2010, October 18, 2010. The aggregate amount of the various debentures at the time of transfer was $309,173. The amount outstanding on the various debentures at the time of transfer was $141,877.51. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Ellis Transfer Agreement’s terms is qualified in its entirety by the fully executed Ellis Transfer Agreement attached as Exhibit 10.8.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Momona Transfer Agreement”) entered into by the Company, Momona Capital. (“Momona”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Momona Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Momona on December 11, 2009, December 30, 2009, April 22, 2010, October 18, 2010. The aggregate amount of the various debentures at the time of transfer was $113,333. The amount outstanding on the various debentures at the time of transfer was $82,749.76. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Momona Transfer Agreement’s terms is qualified in its entirety by the fully executed Momona Transfer Agreement attached as Exhibit 10.9.

On April 17, 2015, closing occurred related to a Convertible Debenture Transfer Agreement (“Lane Transfer Agreement”) entered into by the Company, Lane Ventures, Inc. (“Lane”) and Vast Exploration, LLC (“Vast Exploration”) dated March 17, 2015 and originally executed on or about March 30, 2015. The Lane Transfer Agreement conveyed four 10% Senior Secured Convertible Debentures originally entered into between the Company and Lane on December 11, 2009, December 30, 2009, April 22, 2010, October 18, 2010. The aggregate amount of the various debentures at the time of transfer was $61,750. The amount outstanding on the various debentures at the time of transfer was $46,312.50. The various convertible debentures may be converted into shares of the Company’s common stock at a price of $0.01 per share at any time from the original issue date until the various debentures are due. The foregoing summary of the Lane Transfer Agreement’s terms is qualified in its entirety by the fully executed Lane Transfer Agreement attached as Exhibit 10.10.

On or about April 17, 2015, Vast Exploration notified the Company of its intent to hold the Company in default of certain provisions of the Convertible Debentures, including but not limited to additional interest at 18% and recalculating the principal balances to 125% of their face amount retroactive to the last known date of compliance.

On April 30, 2015 the Company entered into an Amendment to its outstanding Convertible Debentures (the “Amendment”) with Vast Exploration. Under the terms of the Amendment the “Beneficial Ownership Limitation” provisions located in each Convertible Debenture were been deleted. The elimination of the Beneficial Ownership Limitation permits the Vast Exploration to convert any or all of the outstanding Convertible Debentures into common shares at any time. Under the terms of the Amendment the “Conversion Price” for the remaining entire outstanding balance owed by the Company under the Convertible Debentures has been reset to $.01 per share. Also, under the terms of the Amendment the “Derivative Provisions” located in each Convertible Debenture have been deleted. The fair value of the derivative liability on that date of $1,244,472 was charged to ‘additional paid-in capital’. No other terms of the Convertible Debentures were amended. The foregoing summary of the Amendment’s terms is qualified in its entirety by the fully executed Amendment attached as Exhibit 10.11.

Employment Contract - Change of Control

On or about April 30, 2015, the Company reported a Change of Control which triggered certain provisions of an Executive Employment Contract of Kelly Stopher – Interim President, CEO and CFO of the Company. The Company accrued a liability of $57,000 which is included in “other payables, taxes and interest accrued” at September 30, 2015.

On or about October 1, 2015, the Company entered into a Separation Agreement with an executive which included provisions referencing execution of a Promissory Note in consideration of accrued compensation at September 30, 2015 in the amount of $110,781 (“Promissory Note”). For the years ended September 30, 2015, the Company charged “general and administrative” expense in the amount of $167,781. The foregoing summary of the Promissory Note’s terms is qualified in its entirety by the fully executed Promissory Note attached as Exhibit 10.12.

Revolving Credit Note

On June 30, 2015, the Company entered into a Revolving Credit Note (the “Loan”) with Vast Exploration. Vast Exploration is the controlling shareholder of the Company and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Loan. Scott Mahoney, the Chairman of the board for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Mr. Mahoney, acting in his capacity of Chairman of the Board of the Company, recused himself from voting on the approval of the Loan. The Loan permits the Company to borrow up to $100,000 with an interest rate equal to 1.5% per month of the unpaid principal balance on the loan. The Company is required to pay principal on demand or, if not sooner demanded, then on or before June 30, 2016.  The Company is required to pay interest on demand or, if not sooner demanded, then on the 1st day of each month, commencing August 1, 2015. After demand, interest on the outstanding balance of the Loan will accrue at a rate equal to 2% per month. Vast Exploration has the right, at any time after the date of the Loan, at its election, to convert all or part of the Loan into shares of fully paid and non-assessable shares of common stock of the Company. The conversion price  shall be the lesser of (a) $0.01 per share of common stock, (b) 50% of the average of the three lowest trade prices of three  separate trading days of Common Stock recorded during the twenty five previous trading days prior to conversion, or (c) the lowest effective price per share granted to any person or entity after the date of this Note to acquire Common Stock, or adjust, whether by operation of purchase price adjustment, settlement agreements, exchange agreements, reset provision, floating conversion or otherwise, any outstanding warrant, option or other right to acquire Common Stock or outstanding Common Stock equivalents, excluding any outstanding warrants or options that existed  prior to the date of the loan.  The foregoing summary of the Loan’s terms is qualified in its entirety by the fully executed Loan attached as Exhibit 10.13.

Line of Credit Modification Agreement

On August 6, 2015, the Company entered into a Line of Credit Modification Agreement with Vast Exploration (“Modification Agreement”). The Modification Agreement adjusts the maximum principal balance that may be borrowed from $100,000 to $150,000.  At its sole discretion, Vast Exploration may increase the maximum principal balance beyond $150,000. The foregoing summary of the Modification Agreement’s terms is qualified in its entirety by the fully executed Modification Agreement attached as Exhibit 10.14.

Second Line of Credit Modification Agreement

On September 25, 2015, the Company entered into a Second Line of Credit Modification Agreement with Vast Exploration (“Second Modification Agreement”).  The Second Modification Agreement amends the conversion price in the Loan to a non-variable conversion price of $0.005 per share of common stock to eliminate any provisions in the Loan that may require derivative accounting. The foregoing summary of the Second Modification Agreement’s terms is qualified in its entirety by the fully executed Second Modification Agreement attached as Exhibit 10.15.

As of September 30, 2015, the Revolving Credit Note balance of $189,265 including accrued interest was convertible to 37,853,000 shares of the Company’s common stock at a share price of $.005 based on the amended conversion price.

Contract Operating Agreement

On July 8, 2015, the Company executed a Contract Operating Agreement (the “Operating Agreement”) with Vast Exploration, which was made retroactive to January 01, 2015. Under the terms of the Operating Agreement, Vast Exploration became the “operator of record” for all of the Company’s properties and is responsible for the operation of the Company’s oil and gas properties, including handling routine operations, major operations, reporting services and other miscellaneous services. The Company is required to pay Vast Exploration a monthly fee for services in the amount of $20,000. The Company remains responsible for all fees, expenses and taxes related to its properties and has agreed to reimburse Vast Exploration for any fees, expenses or taxes advanced on the Company’s behalf. The Company has the right to audit the books, records and invoices maintained by Vast Exploration in its operation of the Company properties. The term of the Operating Agreement is two years from the effective date of the Operating Agreement. The Operating Agreement automatically renews for successive one year terms until the Company or Vast Exploration provide notice of non-renewal. The Operating Agreement includes mutual indemnities and waivers of consequential and punitive damages. The Operating Agreement also includes release and hold harmless provisions for the exclusive benefit of Vast Exploration. Finally, the Operating Agreement consents to and ratifies any operational services Vast Exploration had provided to the Company prior to the date the Operating Agreement was executed.  Vast Exploration billed the Company $160,000 for the year ended September 30, 2015 – this amount was charged to ‘production expense’ and subsequently billed to working interest partners for their pro-rata share of the expense. The foregoing summary of the Operating Agreement’s terms is qualified in its entirety by the fully executed Operating Agreement attached as Exhibit 10.4.

Disposition of North Dakota Assets

On October 2, 2015, the Company entered into an Assignment, Bill of Sale and Conveyance (the “Assignment”) with Vast Holdings, LLC (“Vast Holdings”) with an effective date of September 1, 2015. The Assignment sold and assigned to Vast Holdings, in consideration of ten dollars ($10.00), all of the Company’s right, title, interest and estate, real or personal, movable or immovable, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota, including but not limited to: oil, gas and/or mineral leases, fee mineral interests, leasehold estates, mineral interests, royalty interests, overriding royalty interests, reversionary interests, net profits interests, and other similar rights, estates and interests and other agreements, the oil, gas, and other hydrocarbons produced from or attributable to the assets and all units, wells, equipment, contracts, and records. The foregoing summary of the Assignment’s terms is qualified in its entirety by the fully executed Assignment attached as Exhibit 10.16.

Vast Holdings is a wholly owned subsidiary of Vast Exploration, LLC. Vast Exploration is the controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Assignment. Scott Mahoney, interim President, CEO, CFO and Chairman of the Board of Directors of the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Holdings and Vast Exploration. Mr. Mahoney, acting in his capacity of Chairman of the Board of the Company, recused himself from voting on the approval of the Assignment.

Warrant Purchase Agreement

On September 25, 2015 the Company executed a Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company to plans to issue and sell securities, pursuant to Section 4(a)(2) of the Securities Act of 1933 and Regulation D Rule 506 promulgated thereunder. The terms of the Purchase Agreement allow a purchaser to receive a credit for its subscription for securities if the purchaser assumes certain accrued and/or contingent liabilities of the Company. The exercise price for the securities is $0.0050 per share for securities issued in exchange for the satisfaction of an assumed debt. The exercise price for the securities is $0.0025 per share for securities issued in exchange for the satisfaction of an assumed North Dakota liability. The securities are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Company’s common stock that occur after the date of the Purchase Agreement. Each purchaser is required to deliver to the Company, the prior to the issuance of securities, the following: (a) immediately available funds sufficient to satisfy or otherwise terminate a given liability; or (b) a “receipt of funds and release of claims” executed by a creditor of the Company, or other evidence, in a form satisfactory to the Company in its sole discretion, of the satisfaction of an assumed debt or North Dakota liability by the purchaser. The Purchase Agreement includes various standard representations and warranties of the purchaser, which include, a confirmation that a purchaser is an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The Purchase Agreement includes the Form of Warrant Agreement that will be used upon issuance of the securities by the Company. The foregoing summary of the Purchase Agreement and Form of Warrant’s terms is qualified in its entirety by the fully executed Purchase Agreement and included Form of Warrant attached as Exhibit 10.17.

Vast Exploration is the controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Agreement. Scott Mahoney, the Chairman of the board for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Mr. Mahoney, acting in his capacity of Chairman of the Board of the Company, recused himself from voting on the approval of the Purchase Agreement.

On October 8, 2015, the Company granted 94,333,678 Warrants (“October 2015 Warrant) to Vast Exploration pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.39.  The warrants may be exercised any time after October 8, 2015 until the close of business on October 7, 2020 for $0.005 per share. The foregoing summary of the October 2015 Warrant’s terms is qualified in its entirety by the fully executed October 2015 Warrant attached as Exhibit 10.19.

On November 3, 2015, the Company granted 39,645,872 Warrants (“November 2015 Warrant”) to Vast Exploration and/or assigns pursuant to that certain Warrant Purchase Agreement dated September 25, 2015.  The Warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.  The warrants may be exercised any time after November 3, 2015 until the close of business on November 3, 2020 for $0.005 per share.  The foregoing summary of the October 2015 Warrant’s terms is qualified in its entirety by the fully executed November 2015 Warrant attached as Exhibit 10.20.

Review, Approval or Ratification of Transactions with Related Persons.

The Company is a “Smaller Reporting Company,” as defined by § 229.10(f)(1), and is not required to provide information required by 17 CFR §229.404(b).

Promoters and Certain Control Persons.

Not Applicable.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by the Company's auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2015 and 2014 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q during the fiscal years were $51,809 and $58,696, respectively.

Tax Fees.

No fees were billed by the Company’s auditors for tax fees for the years ended September 30, 2015 and 2014.

All Other Fees.

No other fees have been billed in the last two years for products and services provided by the principal accountant other than the services reported pursuant to the above portions of this Item 14.

The Company's board of directors acts as the audit committee and had no “pre-approval policies and procedures” in effect for the auditors’ engagement for the audit years 2015 and 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

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

10.1

Alpha Capital Anstalt Convertible Debenture, Pledge Agreement, Securities Purchase Agreement, Security Agreement, Intercreditor Agreement and Partial Reset of Conversion Price submitted as an exhibit to the 10K/A filed with the Commission on June 2, 2015 and incorporated herein by reference

10.2

Lindsay Gorrill Convertible Debenture, Pledge Agreement, Securities Purchase Agreement, Security Agreement, and Intercreditor Agreement submitted as an exhibit to the 10K/A filed with the Commission on June 2, 2015 and incorporated herein by reference

10.3

Galaxy Energy, Inc. Convertible Debenture, Pledge Agreement, Securities Purchase Agreement, Intercreditor Agreement and Security Agreement submitted as an exhibit to the 10K/A filed with the Commission on June 2, 2015 and incorporated herein by reference

10.4	Contract Operating Agreement submitted as an exhibit to Form 8-K filed with the Commission on July 14, 2015 incorporated herein by reference

10.5*	Consent Agreement with the Kansas Corporate Commission effective July 14, 2015

10.6*	Gorrill Convertible Debenture Transfer Agreement effective March 17, 2015

10.7*	Alpha Convertible Debenture Transfer Agreement effective March 30, 2015

10.8*	Ellis Convertible Debenture Transfer Agreement effective March 30, 2015

10.9*	Momona Convertible Debenture Transfer Agreement effective March 30, 2015

10.10*	Lane Convertible Debenture Transfer Agreement effective March 30, 2015

10.11*	Amendment to Convertible Debentures effective April 30, 2015.

10.12*	Stopher Promissory Note dated April 30, 2015

10.13	Vast Exploration Revolving Credit Note submitted as an exhibit to Form 8-K filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.14	Vast Exploration Line of Credit Modification Agreement submitted as an exhibit to Form 8-K filed with the Commission on August 11, 2015 and incorporated herein by reference.

10.15	Vast Exploration Line of Credit Modification Agreement submitted as an exhibit to Form 8-K filed with the Commission on October 1, 2015 and incorporated herein by reference.

10.16	Vast Holdings, LLC Assignment, Bill of Sale and Conveyance submitted as an exhibit to Form 8-K filed with the Commission on October 7, 2015 and incorporated herein by reference.

10.17	Warrant Purchase Agreement submitted as an exhibit to Form 8-K filed with the Commission on October 1, 2015 and incorporated herein by reference.

10.18	Form of Warrant Agreement submitted as an exhibit to Form 8-K filed with the Commission on October 13, 2015 and incorporated herein by reference.

10.19*	Common Stock Purchase Warrant issued October 8, 2015 pursuant to Warrant Purchase Agreement dated September 25, 2015.

10.20*	Common Stock Purchase Warrant issued November 3, 2015 pursuant to Warrant Purchase Agreement dated September 25, 2015.

14.1	Code of Ethics filed as an exhibit to the 8-K filed with the Commission on July 03, 2008, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

99.1	Reserve Estimate and Evaluation submitted as an exhibit to Form 10-K filed with the Commission on January 13, 2015 and incorporated by reference

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

*   filed herewith

** to be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: January 28, 2016	By: /s/ SCOTT MAHONEY
SCOTT MAHONEY
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ SCOTT MAHONEY Scott Mahoney	President, Chief Executive Officer, Chief Financial Officer	January 28, 2016

By: /s/ KELLY J. STOPHER Kelly J. Stopher	Director	January 28, 2016