Form 10-K/A
period 2015-09-30
Jayhawk Energy, Inc.
filed 2016-02-22
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-52711

JAYHAWK ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	20-0990109
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1314 S. Grand Blvd., Suite 2 Box 348 Spokane, WA	99202
(Address of principal executive office)	(Zip Code)

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

As of February 19, 2016 there were 199,875,629 shares of issuer’s common stock outstanding. On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K-A the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s financial statements and therefore the presentation of Item 8 is in accordance with the requirements of SAB Topic 4.C.

JAYHAWK ENERGY, INC.

FORM 10-K -A

For the Fiscal Year Ended September 30, 2015

TABLE OF CONTENTS

PART I

4

Item 1. Business.

4

Item 1A. Risk Factors.

5

Item 1B.  Unresolved Staff Comments.

5

Item 2.  Properties.

6

Item 3.  Legal Proceedings.

10

Item 4.  Mine Safety Disclosures.

11

PART II

11

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

11

Item 6.  Selected Financial Data.

12

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

21

Item 8.  Financial Statements and Supplementary Data

22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

51

Item 9A.  Controls and Procedures.

51

Item 9B. Other Information.

52

PART III

53

Item 10. Directors, Executive Officers and Corporate Governance.

53

Item 11.  Executive Compensation.

56

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

57

Item 13. Certain Relationships and Related Transactions, and Director Independence.

61

Item 14. Principal Accountant Fees and Services.

65

PART IV

66

Item 15.  Exhibits, Financial Statement Schedules.

66

SIGNATURES

68

JayHawk Energy, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal period ended September 30, 2015 to furnish the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T, and to correct typographical errors.  Exhibit 101 provides the financial statements and related notes from the Original Report formatted in Extensible Business Reporting Language (XBRL).  This Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

PART I

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K -A contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

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

Item 1. Business.

General

On October 13, 2015, the Company changed its domicile from the state of Colorado to the state of Nevada. Unless the context otherwise requires, in this report, the terms “JayHawk” or “Company”, "we", or "our", refers to JayHawk Energy, Inc., a Nevada Corporation, and its wholly owned subsidiary, JayHawk Gas Transportation Corporation, a Kansas corporation. JayHawk's office address changed on October 5, 2015 from 611 E. Sherman Ave., Coeur d’Alene, Idaho 83814 to 1314 S. Grand Blvd., Suite 2 Box 348, Spokane, WA 99202. The Company's telephone number is (425) 442-0931.  JayHawk reports its operations using a fiscal year ending September 30 and the operations reported on this Form 10-K -A , are presented on a consolidated basis.

The Company files Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, registration statements and other items with the Securities and Exchange Commission (“SEC”).  JayHawk provides access free of charge to all of these SEC filings, as soon as reasonably practicable after filing, on its internet site located at www.jayhawkenergy.com.  In this report on Form 10-K -A , the language “this fiscal year" or "current fiscal year” refers to the 12-month period ending September 30, 2015.

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

Oil and Gas Properties.

Please refer to Item 2 of this Form 10-K -A for discussion on the Company’s oil and natural gas properties and reserves.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Kansas - Girard Project. The “Girard Project” is located in Crawford County, southeast Kansas and was acquired by the Company on March 31, 2008. The Company acquired thirty-four (34) natural gas wells and a 16-mile-long gas pipeline in the acquisition of the Girard Project. Seven (7) of the wells were tied into the pipeline at the time of the acquisition. In March of 2008, the Company formed a Kansas corporation called “JayHawk Gas Transportation Corporation”.  JayHawk Gas Transportation Corporation is a wholly owned and controlled subsidiary of the Company and holds and manages the assets associated with the Girard Project.  The Girard Project pipeline is tied into a 2 million cubic foot sales pipeline During July and August of 2008, the Company completed drilling and casing of an additional twenty-one (21) natural gas wells.  In June 2008, the Company acquired additional certain oil, gas and mineral rights to 11,462 leased acres in Bourbon and Crawford counties Kansas from Missouri Gas Partners. As of September 30, 2015, the Company controls seventy-one (71) shut-in natural gas wells and the 16-mile gas pipeline and compression station it acquired in 2008.    Information related to current natural gas production is more fully discussed in Note 4 to the Consolidated Financial Statements of this Form 10-K-A.

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

The reserve data set forth in the reports and in this Form 10-K -A represents only estimates, and should not be construed as being exact quantities.  The reserves may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts.  Moreover, estimates of reserves may increase or decrease as a result of future operations.

Cedar’s Report of Third Party for the Evaluation of Oil Reserves attributed to the Company’s interest in the Crosby Project in the State of North Dakota, United States of America and related Consent for Use is filed as an Exhibit with this 10-K -A .. McDaniel’s Report of Third Party for the Evaluation of Oil Reserves attributed to the Company’s interests in the Crosby Project in the State of North Dakota, United States of America and related Consent for Use is filed as an Exhibit with this 10-K -A ..  The independent expert engineering, geological, and technical advisory background of both Cedar and McDaniel are disclosed in the associated Exhibits to this 10-K -A.

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

All of the information on the North Dakota oil reserves for the years ended September 30, 2013 in this Form 10-K-A is derived from McDaniel’s report.  All of the information on the North Dakota oil reserves for the year ended September 30, 2014 in this Form 10-K-A is derived from the Cedar.  The Company holds no reserves as of September 30, 2015.

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

On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K -A the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s financial statements and therefore the presentation of Item 8 is in accordance with the requirements of SAB Topic 4.C.

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

Recent Events.

Termination of Lease Agreement

On or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of Lindsay E. Gorrill, the Company's former President/CEO and member of the Board of Directors.  Under the terms of the lease the Company was required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of September 30, 2015 was $Nil as a result of the Lease Termination Agreement described in Notes 15 and 19.

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

At September 30, 2015, principal payments on these notes are due as follows:

	Related party	Non-related party	Total
Year ending September 30, 2016	$-	264,582	264,582
Year ending September 30, 2017	51,107	32,443	83,550
Year ending September 30, 2018	53,722	9,850	63,572
Year ending September 30, 2019	5,952	-	5,952
TOTAL PROMISSORY NOTES	$110,781	$306,875	$417,656

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

The outstanding options at September 30, 2015 have a weighted average remaining term of 3.78 years.  No options were exercised during the years ended September 30, 2015 and 2014. At September 30, 2015 and 2014, the Company had 40,000 and 34,000 options outstanding and exercisable, respectively.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to transactions discussed in Notes 5, 7, 10 and 12, on or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and member of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of September 30, 2015 was $Nil as a result of the Lease Termination Agreement.

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

Capitalized Costs Relating to Oil and Gas Producing Activities

Evaluated and unevaluated capitalized costs related to the Company's oil and natural gas producing activities are summarized as follow in $ thousands:

	2015	2014
Unproved properties	$-	$1,462
Proved properties	-	2,382
Wells and equipment	3,870	5,427
Total capitalized costs	3,870	9,271
Less: Allowance for depreciation, depletion, amortization and lease impairment	(3,684)	(8,993)
TOTAL	$186	$278

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

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

	2015	2014
Operating revenue	$244,283	$394,925
Costs and expenses:
Exploration expenses	-	-
Production expenses	399,483	238,382
Depreciation, depletion and amortization	122,806	257,097
North Dakota reclamation complaint	90,675	280,361
Accretion of asset retirement obligation	15,217	14,603
Loss on disposal and conveyance of leases and equipment	39,765	-
Total costs and expenses	667,946	790,443
Net results of operations for oil and natural gas producing activities	$(423,663)	$(395,518)

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

Notwithstanding the existence of these material weaknesses, management believes that the consolidated financial statements in this report on Form 10-K-A fairly present, in all material respects, the Company’s financial condition as reported, in conformity with United States generally accepted accounting principles (GAAP).

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

Code of Ethics.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. We will provide to any person, without charge, upon request, a copy of such Code of Ethics, as amended. Requests should be addressed to the address appearing on the cover page of this Annual Report on Form 10-K-A, Attn: Corporate Secretary.

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

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Kelly Stopher
Interim CEO	2015	$213,000			-	-	-	$213,000
CFO	2014	84,000	-	-	12,584	-	-	$ 96,584

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

(16) On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K -A the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s audited financial statements.

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

(13) On October 27, 2015, the Company obtained the written consent of the stockholders holding 118,749,788 shares of issued and outstanding common stock, which is equal to approximately 59.41% of the voting power of the Company’s outstanding capital stock, to effect a 1:100 reverse split of the capital stock of the Company. As of the filing date of this Form 10-K -A the reverse split has not occurred and therefore any reference to the Company’s outstanding shares is based upon the pre-reverse split figure. However, Staff Accounting Bulletin (“SAB”) Topic 4.C requires the retrospective presentation of the reverse split in the Company’s audited financial statements.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Termination of Lease Agreement

On or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of Lindsay E. Gorrill, the Company's former President/CEO and member of the Board of Directors.  Under the terms of the lease the Company was required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of September 30, 2015 was $Nil as a result of the Lease Termination Agreement described in Notes 15 and 19.

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

10.4	Contract Operating Agreement submitted as an exhibit to Form 8-K filed with the Commission on July 14, 2015 incorporated herein by reference

10.5	Consent Agreement with the Kansas Corporate Commission effective July 14, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.6	Gorrill Convertible Debenture Transfer Agreement effective March 17, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.7	Alpha Convertible Debenture Transfer Agreement effective March 30, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.8	Ellis Convertible Debenture Transfer Agreement effective March 30, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.9	Momona Convertible Debenture Transfer Agreement effective March 30, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.10	Lane Convertible Debenture Transfer Agreement effective March 30, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.11	Amendment to Convertible Debentures effective April 30, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.12	Stopher Promissory Note dated April 30, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.13	Vast Exploration Revolving Credit Note submitted as an exhibit to Form 8-K filed with the Commission on July 6, 2015 and incorporated herein by reference.

10.14	Vast Exploration Line of Credit Modification Agreement submitted as an exhibit to Form 8-K filed with the Commission on August 11, 2015 and incorporated herein by reference.

10.15	Vast Exploration Line of Credit Modification Agreement submitted as an exhibit to Form 8-K filed with the Commission on October 1, 2015 and incorporated herein by reference.

10.16	Vast Holdings, LLC Assignment, Bill of Sale and Conveyance submitted as an exhibit to Form 8-K filed with the Commission on October 7, 2015 and incorporated herein by reference.

10.17	Warrant Purchase Agreement submitted as an exhibit to Form 8-K filed with the Commission on October 1, 2015 and incorporated herein by reference.

10.18	Form of Warrant Agreement submitted as an exhibit to Form 8-K filed with the Commission on October 13, 2015 and incorporated herein by reference.

10.19*

Common Stock Purchase Warrant issued October 8, 2015 pursuant to Warrant Purchase Agreement dated September 25, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

10.20*

Common Stock Purchase Warrant issued November 3, 2015 pursuant to Warrant Purchase Agreement dated September 25, 2015 submitted as an exhibit to Form 10-K filed with the Commission on January 28, 2016 and incorporated herein by reference.

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

*   filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAYHAWK ENERGY, INC.

Date: February 22, 2016	By: /s/ SCOTT MAHONEY
SCOTT MAHONEY
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

By: /s/ SCOTT MAHONEY Scott Mahoney	President, Chief Executive Officer, Chief Financial Officer	February 22, 2016

By: /s/ KELLY J. STOPHER Kelly J. Stopher	Director	February 22, 2016