Form 10-Q
period 2015-12-31
Jayhawk Energy, Inc.
filed 2016-12-23
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2015. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________.

Commission File Number: 000-53311

JayHawk Energy, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-0990109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10119 W. Lariat Lane, Peoria AZ 85383
(Address of principal executive offices)

(425-442-0931)
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2016, there were 199,725,629 shares of the issuer's $.001 par value common stock issued and outstanding.

JAYHAWK ENERGY, INC.

Quarterly Report on Form 10-Q for the

Quarterly Period Ended December 31, 2015

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

24

Item 4. Controls and Procedures.

24

PART II — OTHER INFORMATION

25

Item 1. Legal Proceedings.

25

Item 1A. Risk Factors.

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.  Defaults Upon Senior Securities.

25

Item 4.  Mining Safety Disclosures.

26

Item 5.  Other Information.

26

Item 6.  Exhibits.

29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	December 31, 2015	September 30, 2015
ASSETS	(Unaudited)	As revised (Note 18)
CURRENT ASSETS
Cash	$-	$-
Other current assets	13,181	13,342
TOTAL CURRENT ASSETS	13,181	13,342
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	181,096	185,523
NET PROPERTY AND EQUIPMENT	181,096	185,523
RECLAMATION BONDS	150,476	150,450
TOTAL ASSETS	$344,753	$349,315
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Checks issued and payable	$172	$-
Accounts payable	821,058	804,965
Due to working and royalty interests	-	472,993
Accrued interest related party	291,305	251,579
Other payables, interest and taxes accrued	89,827	89,014
Convertible line of credit related party (NOTE 7)	255,543	170,285
Convertible debentures related party (NOTE 8), current portion	470,439	470,439
Current portion of promissory notes payable (NOTE 10)	89,957	264,582
TOTAL CURRENT LIABILITIES	2,018,301	2,523,857
LONG TERM LIABILITIES
Convertible debenture, net (NOTE 8)	63,333	53,333
Convertible debentures, related party, net (NOTE 8)	126,667	106,667
Promissory notes payable (NOTE 10)	12,631	42,293
Promissory note payable, related party (NOTE 10)	110,781	110,781
Warrant derivative liability (NOTE 9)	2,299	4,861
Asset retirement obligation	214,178	245,792
TOTAL LONG TERM LIABILITIES	529,889	563,727
TOTAL LIABILITIES	2,548,190	3,087,584
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 199,875,629 shares issued and outstanding (NOTE 12 and 18)	199,876	199,876
Additional paid in capital	25,752,725	24,801,020
Accumulated deficit	(28,156,038)	(27,739,165)
TOTAL STOCKHOLDERS’ DEFICIT	(2,203,437)	(2,738,269)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$344,753	$349,315

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	For the three months ended
	December 31, 2015		December 31, 2014

REVENUE - Oil sales		$-		$68,792
OPERATING EXPENSES
Production costs – oil		(643)		29,835
Production costs – natural gas		15,394		4,127
Depreciation, depletion and amortization		4,427		31,269
Accretion of asset retirement obligation		6,166		4,016
North Dakota reclamation costs		-		2,306
General and administrative		45,515		107,800
TOTAL OPERATING EXPENSES		70,859		179,353
OPERATING LOSS		(70,859)		(110,561)
OTHER INCOME (EXPENSE)
Interest expense		(4,500)		(37,485)
Interest expense, related parties		(39,727)		-
Amortization of debt discount		(30,000)		(30,000)
Loss on settlement of liabilities (NOTE 17)		(274,349)		-
Gain (loss) on change in fair value of conversion option derivative		-		432,018
Gain on change in fair value of warrant derivative		2,562		15,440
TOTAL OTHER INCOME (EXPENSE)		(346,014)		379,973
NET INCOME (LOSS) BEFORE INCOME TAX		(416,873)		269,412
Provision for income taxes		-		-
NET INCOME (LOSS)		$(416,873)		$269,412

Basic and diluted loss per share	$	(Nil)	$	(Nil)
Basic weighted average numbers shares outstanding		199,875,629		80,375,841

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	For the three months ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(416,873)	$269,412
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	4,427	31,269
Accretion of asset retirement obligation	6,166	4,016
Amortization of debt discount	30,000	30,000
Gain on change in fair value of conversion option derivative	-	(432,018)
Gain on change in fair value of warrant derivative	(2,562)	(15,440)
Loss on settlement of liabilities	274,349	-
Change in operating assets and liabilities:
Trade accounts receivable	-	13,707
Prepaid expenses, and other current assets	161	934
Accounts payable	22,226	(31,728)
Due to working and royalty interest holders	-	(13,518)
Accrued interest, related party	39,727	-
Other payables, interest and taxes accrued	(2,096)	47,920
Asset retirement obligation for North Dakota reclamation	(37,780)	-
Net cash used by operating activities	(82,255)	(95,446)
CASH FLOWS FROM INVESTING ACTIVITIES:
Reclamation bonds	(26)	(24)
Net cash used by investing activities	(26)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory notes	(3,149)	-
Change in checks issued and payable	172
Borrowings under convertible line of credit, related party	85,258	-
Net cash provided by financing activities	82,281	-
Net increase (decrease) in cash	-	(95,470)
CASH AT BEGINNING OF PERIOD	-	177,260
CASH AT END OF PERIOD	$-	$81,790

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Working interest and royalty holders due assigned for warrants	$471,669	-
Promissory note assigned for warrants	198,229	-

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On September 1, 2015, the Company disposed of all its interests, tangible or intangible, in and to the assets held or owned by the Company in the State of North Dakota. The disposition of the Company’s North Dakota assets was completed through an asset assignment to a related party.

On October 8, 2015, the Company filed Articles of Domestication and corresponding Articles of Incorporation with the Secretary of State for the State of Nevada. Effective October 8, 2015, the Company’s state of organization was moved from Colorado to Nevada. On October 22, 2015, the Company, in conjunction with its domestication to the State of Nevada, filed Articles of Dissolution in the State of Colorado.

The Company's strategy is to increase shareholder value through strategic acquisition and development of oil and gas properties, primarily in North America.

As of December 31, 2015, JayHawk Energy remains an early stage oil and gas exploration company. The Company's immediate business plan is to focus its efforts on identifying oil and gas assets for future acquisition and development.  The Company is actively focused on shifting to a liquids-rich development focus, primarily in established oil and gas producing regions of North America. The Company's main priority will be given to projects with near term cash flow potential and proven, producing oil and gas reserves. Future acquisition and development activities will be determined by the Company's ability to access sources of sufficient funding.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.

For further information, refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary JayHawk Gas Transportation Company after elimination of the intercompany accounts and transactions.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of December 31, 2015, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $28,156,038 and a net loss of $416,873 for the three months ended December 31, 2015, and as of that date the Company's current liabilities exceeded its current assets by $2,005,120.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the settlement of liabilities should the Company be unable to continue as a going concern.

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

The potential dilutive effect of convertible and outstanding securities as of December 31, 2015 and 2014 would be as follows:

	December 31, 2015	December 31, 2014
Stock options	1,150,000	4,000,000
Convertible debt		110,028,675
Convertible line of credit	112,515,136	-
Warrants		3,777,778
TOTAL POSSIBLE DILUTION		117,806,453

At December 31, 2015, the effect of the Company's common stock equivalents would have been anti-dilutive.    At December 31, 2014, the effect of the Company’s stock options added 1,560,976 common stock equivalents to the diluted weighted average shares outstanding figure, which affected earnings per share by $Nil; other potentially dilutive items would have been anti-dilutive.

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

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.   See Note 18 regarding revision of financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

New Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15—Presentation of Financial Statements—Going Concern. The guidance requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). If conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern, the guidance requires disclosure in the financial statements. The guidance will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company plans to adopt this standard effective October 1, 2017 and anticipates the adoption will have minimal impact on the financial statements because the Company currently discloses the information required.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds, and promissory notes payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course. The approximate fair value of the convertible debentures and convertible line of credit and accrued interest related to the debentures and line of credit based upon the number of shares into which the debentures are convertible is $982,081 using the current market price per share of stock at December 31, 2015.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and September 30, 2015, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	December 31, 2015	September 30, 2015	Input Hierarchy Level
Liabilities:
Warrant derivative liability	$2,299	$4,861	Level 2

NOTE 4 – UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at December 31, 2015 and September 30, 2015, consists of the following capitalized costs respectively:

	December 31, 2015	September 30, 2015
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment – Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment – Girard	579,027	579,027
Capitalized drilling costs	684,696	684,696
Subtotal	3,869,594	3,869,594
Less accumulated impairments	(2,432,086)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,256,412)	(1,251,984)
TOTAL UNPROVED PROPERTIES	$181,096	$185,523

The Company’s Kansas properties are currently not producing.  Management intends to evaluate the prospects of returning to production during the subsequent fiscal year and determine the economic viability of the project thereafter.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

NOTE 6 – RECLAMATION BONDS

Reclamation bonds consists of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	December 31, 2015	September 30, 2015

Reclamation bonds	$150,476	$150,450
TOTAL RECLAMATION BONDS	$150,476	$150,450

NOTE 7 – CONVERTIBLE LINE OF CREDIT RELATED PARTY

On June 30, 2015, the Company entered into a revolving credit loan agreement (“Loan”) with Vast Exploration, LLC (the “Lender” or “Vast Exploration”). The Loan permits the Company to borrow up to $100,000 with an interest rate equal to 1.5% per month of the unpaid principal balance on the loan. The Company is required to pay principal on demand or, if not sooner demanded, then on or before June 30, 2016.  The Company is required to pay interest on demand or, if not sooner demanded, then on the 1st day of each month, commencing August 1, 2015. After demand, interest on the outstanding balance of the Loan will accrue at a rate equal to 2% per month. Vast Exploration has the right, at any time after the date of the Loan, at its election, to convert all or part of the Loan into shares of fully paid and non-assessable shares of common stock of the Company at a conversion price of the lesser of 1) $0.005 per share or 2) 50% of the average of the three lowest trades during the twenty-five previous trading days preceding a conversion.

On August 6, 2015, the Company entered into a Line of Credit Modification Agreement with Vast Exploration (“Modification Agreement”).  The Modification Agreement adjusts the maximum principal balance that may be borrowed from $100,000 to $150,000.  At its sole discretion, Vast Exploration may increase the maximum principal balance beyond $150,000.

On September 25, 2015, the Company entered into a Second Line of Credit Modification Agreement with Vast Exploration (“Second Modification Agreement”).  The Second Modification Agreement amends the conversion price in the Loan to a non-variable conversion price of $0.005 per share of common stock. Advances related to reclamation of North Dakota properties (Note 16) may be converted at a non-variable conversion price of $0.0025 per share of common stock.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

As of December 31, 2015, the Loan balance was $255,543. The balance of accrued interest on the Loan at December 31, 2015 was $25,744 and is included in “accrued interest, related party”.  The balance of the Loan and accrued interest thereon was convertible to 112,515,136 shares of the Company’s common stock based on the amended conversion price.

NOTE 8 – CONVERTIBLE DEBENTURES

The Company’s related party convertible debentures and accrued interest consist of the following:

	December 31, 2015	September 30, 2015
2010 Vast Exploration – 18% default interest rate, currently in default	$470,439	$470,439
2014 Vast Exploration – 10% interest, due on June 3, 2019	400,000	400,000
Total principal	870,439	870,439
Unamortized discount	(273,333)	(293,333)
Subtotal	597,106	577,106
Less current portion	(470,439)	(470,439)
Long term portion	$126,667	$106,667

Accrued interest payable – related party	$264,165	$232,599

Number of shares of common stock into which the notes are convertible	113,460,360	110,303,800

The Company’s non-related party convertible debentures and accrued interest consist of the following:

	December 31, 2015	September 30, 2015
2014 Convertible debenture - 10% interest, due on June 3, 2019	$200,000	$200,000
Unamortized discount	(136,667)	(146,667)
Subtotal	63,333	53,333
Less current portion	-	-
Long term portion	$63,333	$53,333

Accrued interest payable	$32,055	$27,014

Number of shares of common stock into which the notes are convertible	23,205,480	22,701,370

The  non-related party debentures are collateralized by all Company assets located in the State of Kansas and all of the Company’s rights in JayHawk Gas Transportation Corporation, a wholly owned subsidiary.

As of December 31, 2015, there remains a total of $410,000 of unamortized discount on the issuance of the 2014 convertible debentures.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

At December 31, 2015, principal payments on the convertible debentures are due as follows:

	Related party	Non-related party	Total
Year ending December 31, 2016	$470,439	$-	$470,439
Year ending December 31, 2017	-	-	-
Year ending December 31, 2018	-	-	-
Year ending December 31, 2019	400,000	200,000	600,000
TOTAL CONVERTIBLE DEBENTURES	$870,439	$200,000	$1,070,439

NOTE 9 – DERIVATIVE LIABILITIES

Conversion Options Derivative

The Company had convertible debentures which contained provisions allowing holders of the debentures to convert outstanding debt to shares of the Company's common stock (Note 8). The debentures contained anti-dilution provisions which call for the debt conversion and warrant exercise prices to be reduced based on future issues of debt or equity with more favorable provisions.  Management has determined that these provisions cause the conversion options and warrants to require derivative liability accounting.  As such, management valued them at fair value at the date of issuance.    During the year ended September 30, 2015, the Company entered into a modification agreement with the holders of the convertible debentures.  The modification agreement changed the conversion price to $0.01 per common share and specifically eliminated provisions of the debentures requiring conversion derivative accounting.  The fair value of the derivative liability on that date of $1,244,472 was charged to ‘additional paid-in capital’.

Warrant Derivative

Stock purchase warrants were also issued with the convertible debentures (Note 8).   Provisions contained within these warrants require the warrants to be accounted for as derivatives.    At December 31, 2015 and September 30, 2015, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	December 31, 2015	September 30, 2015
Stock price	$0.0040	$0.0076
Risk-free interest rate	0.65%	0.56%
Expected term	1.13 years	1.88 years
Expected volatility	274.50%	274.3%
Fair value of warrant derivative units	$0.0023	$0.0106

Below is detail of the change in warrant derivative liability balance for three months ended December 31, 2015 and 2014, respectively:

	Three months ended December 31,
	2015	2014

Beginning balance	$4,861	$24,697
Net change in fair value of warrant derivative liability	(2,562)	(15,440)
Ending balance	$2,299	$9,257

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 10 – PROMISSORY NOTES

On July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company was scheduled to make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At December 31, 2015, the balance due on the note was $31,642. The Company is currently in default on the terms of the promissory note.  The balance of $31,642 is included under “Current portion of promissory notes payable” at December 31, 2015.

On January 27, 2015, the Company entered into a promissory note for $189,790 with a working interest partner which included past due amounts of $175,425 and additional interest of $14,364 which was recognized as expense.  The Company was scheduled to make nineteen monthly payments in the amount of $9,542 and subsequently make one monthly payment in the amount of $19,016.  The note bore interest at 6% per annum.  On November 3, 2015, the Company granted 39,645,872 Warrants to Vast Exploration, LLC and/or assigns pursuant to the Warrant Purchase Agreement. (Note 14)  The Warrants were granted in consideration of Vast Exploration’s assumption of the January 27, 2015 Promissory Note, totaling approximately $198,229 balance on the promissory note at the date of assignment (Note 14).

On February 12, 2015, the Company entered into a promissory note for $49,696 with a vendor which included accounts payable of $34,162 and additional interest of $15,534 which was recognized as expense.  The Company was scheduled to make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  The note bears interest at 8% per annum. The note is currently in default.  At December 31, 2015, the balance due on the note was $37,790 and is included under “Current portion of promissory notes payable”.

On August 28, 2015, the Company entered into a promissory note for $37,892 as settlement of payable to a service provider.  The Company is scheduled to make twenty-four monthly payments in the amount of $1,579.   The note is non-interest bearing.  At December 31, 2015, the balance due on the note was $33,156.

The Company’s non-related party promissory notes and accrued interest consist of the following:

	December 31, 2015	September 30, 2015
July 2014 working interest note – 0% interest rate, currently in default	$31,642	$31,642
January 2015 working interest note – 6% interest rate	-	201,139
February 2015 vendor note – 8% interest rate, currently in default	37,790	37,790
August 2015 vendor note – 0% interest rate	33,156	36,304
Total principal	102,588	306,875
Less current portion	(89,957)	(264,582)
Long term portion	$12,631	$42,293

Accrued interest payable – promissory notes, non-related party	$772	$-

On October 1, 2015, the Company entered into a separation agreement with an executive which included provisions referencing execution of a promissory note in consideration of accrued compensation at September 30, 2015 in the amount of $110,781.  The promissory note was subsequently executed on or about December 1, 2015. The former Company officer was appointed to the Board of Directors, therefore is classified as a related party. The note accrues interest at 5% per annum with monthly interest-only payments through September 30, 2016.  The Company is scheduled to make twenty-four monthly payments beginning no later than October 31, 2016.  As of December 31, 2015, the accrued interest on the note is $1,396.  In the event of default, the note bears interest at 18%.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

At December 31, 2015, principal payments on these notes are due as follows:

	Related party	Non-related party	Total
Current portion, December 31, 2016	$-	89,957	$89,957
Year ending December 31, 2017	51,107	12,631	63,738
Year ending December 31, 2018	53,722	-	53,722
Year ending December 31, 2019	5,952	-	5,952
TOTAL PROMISSORY NOTES	$110,781	$102,588	$213,369

NOTE 11 - ASSET RETIREMENT OBLIGATIONS

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

During the year ended September 30, 2015, with respect to its Kansas properties, the Company revised its estimate to include additional well bores not previously considered to be subject to remediation exposure for the Company.  The increase in present value liability was added to the Company’s Asset Retirement Obligation Asset which shall be amortized over the remaining useful life of the Kansas asset.   The Company revised its estimate on the remaining Kansas Asset Retirement Obligation to $112,311 as of September 30, 2015.

During the quarters ended December 31, 2015 and 2014, the obligation increased by accretion expense of $6,166 and $4,016 respectively.  The Company expended $37,780 of reclamation work related to asset retirement obligation in North Dakota during the three months ended December 31, 2015 which reduced the obligation balance. The Company conveyed ownership of all rights in its North Dakota properties to Vast Exploration, LLC (Note 5) but maintained responsibility for reclamation and asset retirement obligation for the Jenks and Knudsen well sites.

As of December 31, 2015, a pending complaint from the State of North Dakota remained in effect, and consequently, the Company could be held liable for additional remediation and asset retirement obligations on the Jenks and Knudsen leases (Note 16).

NOTE 12 –  COMMON STOCK

On April 30, 2015, Vast Exploration presented the Company with a written Notice of Conversion of four of the Convertible Debentures into the Company's common stock. Vast Exploration, LLC converted $828,211 of the principal balance and $359,287 of accrued interest of the debentures for a total conversion of $1,187,498.  The conversion price was $0.01 per share.  The Company issued 118,749,788 shares of its common stock.  As a result of the issuance, Vast Exploration became the majority shareholder of the Company.

On June 8, 2015, the Company issued 600,000 shares of its common stock with a fair value of $6,000 to certain directors of the Company and the former Chief Executive Officer in consideration for accrued board fees and accrued compensation of $284,750.  The Company obtained forbearance agreements with the parties and recognized a gain on settlement of liabilities of $300,190.

On September 30, 2015, the Company issued 150,000 shares of its common stock with a fair value of $1,500 to a related party in consideration for termination of a lease agreement and settlement of liabilities of $17,113.

There have been no issuances of shares of common stock for the three months ended December 31, 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

The following table reflects the summary of changes during the periods ended September 30, 2015 and December 31, 2015:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value

Balance outstanding and exercisable, September 30, 2014	4,000,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(600,000)	(0.01)	-
Balance outstanding and exercisable, September 30, 2015	3,400,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(2,250,000)	(0.01)	-
Balance outstanding and exercisable, December 31, 2016	1,150,000	$0.01	$-

At December 31, 2015, all 1,150,000 options outstanding are fully vested, and have a weighted average remaining term of 2.78 years.  During the three months ended December 31, 2015, 2,250,000 held by two former members of the Company’s Board of Directors were forfeited as a result of their resignations from the Board.

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The Company recognized no compensation cost related to options vested during the three months ended December 31, 2015 and 2014, respectively.

NOTE 14 –WARRANTS

On April 17, 2015, the Company granted, to four institutional investors, warrants to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock in consideration of the investors waiving the Company’s prior defaults under the Convertible Debentures.  In addition to transactions discussed in Notes 5, 7,  and 8, the Warrants give the holders thereof the right to purchase common stock of the Company at the purchase price of $0.001 per share and expire on March 17, 2020. The fair value of the warrants issued was $167,441 was charged to financing costs.

Warrants Issued in Exchange for Settlement of Liabilities by Related Party

On September 25, 2015, the Company executed a Warrant Purchase Agreement pursuant to which the Company plans to issue and sell securities.  The terms of the Purchase Agreement allow a purchaser to receive a credit for its subscription for securities if the purchaser assumes certain accrued and/or contingent liabilities of the Company. The exercise price for the securities is $0.0050 per share for securities issued in exchange for the satisfaction of an assumed debt. The exercise price for the securities is $0.0025 per

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

share for securities issued in exchange for the satisfaction of any assumed North Dakota reclamation liability. The securities are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Company’s common stock that occur after the date of the Purchase Agreement. Each purchaser is required to deliver to the Company, prior to the issuance of securities, the following: (a) immediately available funds sufficient to satisfy or otherwise terminate a given liability; or (b) a “receipt of funds and release of claims” executed by a creditor of the Company, or other evidence, in a form satisfactory to the Company in its sole discretion, of the satisfaction of an assumed debt or North Dakota reclamation liability by the purchaser.

On October 8, 2015, the Company granted 94,333,678 Warrants to Vast Exploration, LLC pursuant to the Warrant Purchase Agreement.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.  The warrants may be exercised any time after October 8, 2015 until the close of business on October 7, 2020 for $0.005 per share.  The fair value of the warrants issued was $702,511 based on Black Scholes inputs of: Volatility – 234.8%, Risk-free rate – 1.4%, Estimated life – 5 years, Stock price - $0.0075, Exercise Price - $0.005. See Note 17.

On November 3, 2015, the Company granted 39,645,872 Warrants to Vast Exploration, LLC and/or assigns pursuant to the Warrant Purchase Agreement.  The Warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.  The warrants may be exercised any time after November 3, 2015 until the close of business on November 3, 2020 for $0.005 per share.  The fair value of the warrants issued was $249,194 based on Black Scholes inputs of: Volatility – 269.5%, Risk-free rate – 1.59%, Estimated life – 5 years, Stock price - $0.0063, Exercise Price - $0.005.  See Note 17.

A summary of activity of the Company's share purchase and broker warrants outstanding at December 31, 2015 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2014	1,000,000	$0.06	2,777,778	$0.05
Forfeited or expired	-		(2,777,778)	(0.05)
Exercised	-	-	-	-
Granted	-	-	15,000,000	0.001
Balance outstanding, September 30, 2015	1,000,000	$0.06	15,000,000	$0.001
Forfeited or expired	-
Exercised	-	-	-	-
Granted	-	-	133,979,550	0.005
Balance outstanding, December 31, 2015	1,000,000	$0.06	148,979,550	$0.005

The following table reflects the composition of the Company’s outstanding warrants as of December 31, 2015:

Issuance date	Number of warrants	Exercise price		Expiration date	Remaining life (years)
February 15, 2012	1,000,000	$0.06		February 15, 2017	1.13
April 16, 2015	15,000,000	$0.001		March 17, 2020	4.21
October 8, 2015	94,333,678	$0.005		October 8, 2020	4.77
November 3, 2015	39,645,872	$0.005		November 3, 2020	4.85
Balance outstanding, December 31, 2015	149,979,550	$0.005	(a)		4.70	(a)

(a)

– Weighted average

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to transactions discussed in Notes 5, 7, 10 and 12, the Company had the following transactions with related parties:

On or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company’s former President/CEO and member of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d’Alene, Idaho.  For the years ended September 30, 2015 and 2014, the Company paid $15,000 and $15,000 respectively.  The balance due to the related party including common area expenses as of December 31, 2015 and September 30, 2015 was $Nil because the lease was terminated.

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

On July 8, 2015, the Company executed a Contract Operating Agreement (the “Operating Agreement”) with Vast Exploration, effective as of January 1, 2015.  Under the terms of the Operating Agreement, Vast Exploration became the “operator of record” for all of the Company’s properties and is responsible for the operation of the Company’s oil and gas properties, which includes handling routine operations, major operations, reporting services and other miscellaneous services. The Company paid Vast Exploration a monthly fee for services in the amount of $20,000. The Company remained responsible for all fees, expenses and taxes related to its properties and has agreed to reimburse Vast Exploration for any fees, expenses or taxes advanced on the Company’s behalf. The Company has the right to audit the books, records and invoices maintained by Vast Exploration in its operation of the Company properties. The term of the Operating Agreement is two years from the effective date. The Operating Agreement automatically renewed for successive one year terms until the Company or Vast Exploration provide notice of non-renewal. The Operating Agreement includes mutual indemnities and waivers of consequential and punitive damages. The Operating Agreement also includes release and hold harmless provisions for the exclusive benefit of Vast Exploration. Finally, the Operating Agreement consents to and ratifies any operational services Vast Exploration has provided to the Company prior to the date the Operating Agreement was executed.  Vast Exploration billed the Company $160,000 for the year ended September 30, 2015 which was charged to ‘production expense’ and subsequently billed to working interest partners for their pro-rata share of the expense.  The North Dakota portion of the  Operating Agreement terminated on or about August 31, 2015 with the conveyance of the asset to Vast Exploration, LLC.

Vast Exploration is a controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Agreements. The Chairman of the Board of Directors for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Acting in his capacity of Chairman of the Board of the Company, he recused himself from voting on the approval of the Contract Operating Agreement, which was subsequently approved by the remaining members of the Company’s Board of Directors.  The accrued balance due to Vast Exploration related to the Contract Operating Agreement at December 31, 2015 is $5,000 which is included in “Other payables, interest and taxes accrued”.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

On August 1, 2013, the North Dakota Industrial Commission (“NDIC”) submitted an administrative complaint to the State of North Dakota related to plugging and remediation of the Company’s Jenks #1 and Knudsen #1 wells in Crosby, ND. On February 18, 2014, the Company entered into a Consent Agreement with the State of North Dakota whereby the Company was required to finish reclamation work, by June 30, 2014, on the two waste water storage pits adjacent to the Jenks #1 and Knudsen #1 wells respectively.  The Consent Agreement required the Company to plug the “production zone” of the Jenks #1 well. Once plugging was completed, the Company could then apply for a permit to convert the Jenks #1 well into a salt water disposal well.  As a part of the Consent Agreement the Company agreed to pay a civil penalty of no less than $105,000, consisting of $25,000 due and payable upon execution of the Consent Agreement and a $16,000 installment payment per month for five successive months thereafter.  If the Company failed to comply with the terms of the Consent Agreement, the Company would be subject to penalties of up to an additional $420,000 (over and above the $105,000 penalty agreed to in the Consent Agreement). The Company made the initial $25,000 payment and subsequently made each monthly payment with the final installment of $16,000 paid to the State of North Dakota on June 26, 2014.  The Company made the final installment payment of $16,000 to the State of North Dakota on June 26, 2014.  As of September 30, 2014, the Company had completed substantially all reclamation work and has paid all fines assessed.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

NOTE 17 – GAIN (LOSS) ON SETTLEMENT OF LIABILITIES

On October 8, 2015, the Company granted 94,333,678 Warrants to Vast Exploration, LLC, pursuant to the Warrant Purchase Agreement.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.   The fair value of the warrants issued was $702,511 at the date of issuance.  The Company recognized a loss on the settlement of liabilities in the amount of $230,843.

On November 3, 2015, the Company granted 39,645,872 Warrants to Vast Exploration, LLC, pursuant to the Warrant Purchase Agreement.  The Warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.  The fair value of the warrants issued was $249,194 at the date of issuance.  The Company recognized a loss on the settlement of liabilities in the amount of $50,965.

On December 11, 2015, the Company recognized a gain on settlement of liabilities with a vendor in the amount of $7,459.

Total loss on settlement of liabilities for the quarter ended December 31, 2015 was $274,349.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

NOTE 18 – REVISION OF FINANCIAL STATEMENT

The Company has revised the September 30, 2015 consolidated financial statements to reverse the impact of a reverse stock split.  Subsequent to issuance of the aforementioned financial statements, the Company decided to rescind the 100:1 reverse stock split that had previously approved by the majority shareholder.  The consolidated balance sheet as of September 30, 2015, presented in these interim financial statements reflect the common stock and additional paid in capital subsequent to the recension of the reverse stock split.   Disclosures pertaining to per share and shares of common stock have also been revised to reflect the recension.  The previously issued financial statements have been revised as follows:

Balance Sheet at September 30, 2015	As Previously Reported	Revision	As Revised
Total assets	$349,315	$-	$349,315
Total liabilities	$3,087,584	-	$3,087,584
Shareholders’ deficit
Common stock	1,999	197,877	199,876
Additional paid in Capital	24,998,897	(197,877)	24,801,020
Accumulated deficit	(27,739,165)	-	(27,739,165)
Total shareholders’ deficit	$(2,738,269)	$-	$(2,738,269)
Total liabilities and shareholders’ deficit	$349,315	$-	$349,315

NOTE 19 – SUBSEQUENT EVENTS

On June 30, 2016, Vast Exploration, LLC gave notice to the Company that the $150,000 Revolving Line of Credit Note (“Line of Credit”) entered between the parties on June 30, 2015 would not be renewed past the maturity date of the Line of Credit and that the final date for determining the principal and interest owed to Vast Exploration on the Line of Credit would be June 30, 2016. The balance of the Line of Credit was $255,543 as of December 31, 2015.  The balance of the Line of Credit at June 30, 2016 was $380,014.

On February 2, 2011, the Industrial Commission of the State of North Dakota filed a complaint against JayHawk Energy, Inc. (the “Company” or “JayHawk”) for violating North Dakota Administrative Code Section (NDAC) 43-02-03-19 by failing to reclaim wells within a reasonable time, not more than one year from the date a well is plugged, NDAC Section 43-02-03-17 by failing to have the required signs posted on site, NDAC 43-02-03-45 for failing to equip each flare with an automatic ignitor or a continuous burning pilot, and NDAC 43-02-05-49 by failing to properly seal oil tanks in the following wells in Divide County, North Dakota: Knudsen 1, Jenks 1, Arla Knudsen 1-28H and Landstrom 3-33H. In the complaint, the Commission requested JayHawk pay $100,000 in fines and pay $485 in costs and expenses incurred by the Commission. In lieu of a formal hearing on the complaint, the parties subsequently agreed to resolve all matters in the complaint. The complaint was dismissed without prejudice on August 29, 2016, and no balance was paid or is currently owed by JayHawk.

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party. Pursuant to the terms of the LLC Purchase Agreement, Vast Exploration sold 100% of its membership interests in Vast Operations, LLC, a Nevada limited liability company, to the Company “as-is” and in consideration for $10.00 and the Company’s assumption of approximately $100,000 of Vast Operations, LLC’s liabilities. As a result of the purchase, Vast Operations, LLC became a wholly-owned subsidiary of JayHawk. Additionally, the Company indirectly acquired the contractual obligation to operate certain oil and gas assets in the state of North Dakota.

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party. Pursuant to the terms of the LLC Purchase Agreement, Vast Exploration sold 100% of its membership interests in Vast Holdings, LLC, a Nevada limited liability company, to the Company “as-is” and in consideration for $10.00 and the Company’s indirect assumption of approximately $600,000 of Vast Holdings, LLC’s liabilities. As a result of the purchase, Vast Holdings, LLC became a wholly-owned subsidiary of the Company.  Additionally, the Company indirectly acquired certain oil and gas assets in the state of North Dakota.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party.  Pursuant to the terms of the Stock Purchase Agreement, Vast Exploration sold 100% of Vast Funding Corp., a Nevada corporation, evidenced by 100,000,000 shares of common stock to the Company “as-is” and in consideration for $10.00 and the indirect assumption of approximately $550,000 in Vast Funding Corp.’s liabilities. As a result of the purchase, Vast Funding Corp. became a wholly-owned subsidiary of the Company. Additionally, the Company indirectly acquired a funding vehicle for proving up certain oil and gas assets indirectly acquired through the acquisition of Vast Holdings, LLC.

On September 20, 2016, the Company issued Convertible Promissory Notes to entities controlled by three affiliates of Vast Exploration, LLC, a related party, for services to the Company. The Convertible Promissory Notes have an aggregate principal balance of $19,500 with an interest rate of 5% per annum and a term of two years, maturing on September 20, 2018.  The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.0065 per share, or an aggregate of 3,000,000 shares.  Upon the occurrence of a corporate re-organizational or re-capitalization event, the Convertible Promissory Notes shall automatically convert into shares of the Company’s common stock.

On September 20, 2016, the Company issued a Convertible Promissory Note to an entity controlled by a related party in consideration for a reduction in amounts owed to the related party for legal services previously rendered to the Company. The Convertible Promissory Note has a principal balance of $6,500 with an interest rate of 5% per annum and a term of two years, maturing on September 20, 2018.  The Convertible Promissory Note is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.0065 per share, or an aggregate of 1,000,000 shares.  Upon the occurrence of a corporate re-organizational or re-capitalization event, the Convertible Promissory Note shall automatically convert into shares of the Company’s common stock.

On October 1, 2016, Vast Exploration, LLC gave advanced written notice to the Company of its intent to terminate that certain Contract Operating Agreement made effective between the parties on January 1, 2016.

On November 11, 2016, the Company entered into a Settlement Agreement with a director of the Company.  The purpose of the Settlement Agreement was to come to a resolution regarding certain outstanding dollar and equity amounts owed to the director for wages, consulting services rendered and change of control provisions related to his employment contract and to maintain an amicable working relationship moving forward. The Company agreed to provide the director with the following consideration:

The Company will execute a convertible promissory note with a face value of $177,173 to the director and/or assigns; the note will have a term of four (4) years and an interest rate of null (0%) and includes certain interest penalties in the event a default occurs and is secured by a pledge of 350,000 shares of the Company’s common stock (“Note”).   The Note is convertible into shares of the Company’s common stock at a rate equal to the lesser of: (a) the conversion rate provided to a plurality of investors in the Company’s first round of financing wherein the Company raises at least $300,000 following the completion of its contemplated 100:1 reverse split of its securities, or (b) the closing price on the first day of trading immediately following the Company’s 100:1 reverse split. The Note has an effective date of December 20, 2016 (“Effective Replacement Note Date”).

Upon the occurrence of the Company having raised at least three million dollars ($3,000,000) in the aggregate through the sale of debt or equity securities of the Company, the director will have the option to have the remaining balance of the Note paid in full.  In the event JayHawk Energy, Inc. makes a disposition of substantially all of its assets (including those held in subsidiaries) the holder of the Note shall have the option to foreclose on the Stock Pledge described above.

The director will be granted 100,000 common stock purchase warrants (“Warrants”) in four (4) tranches based on attaining certain milestones. The Warrants will have a term of five (5) years and shall convert at $0.01 per common share. The Warrants will include a “cashless exercise” provision.

The Company and the director may agree to adjust the amounts described above to effect the spirit of the Settlement Agreement.

On December 9, 2016, the Company and the director agreed to modify the Settlement Agreement.   The modification eliminated certain penalty provisions related to milestones and added an additional scope of work for additional consideration.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues: For the three months ending December 31, 2015 and 2014, revenues reported as JayHawk's net working interest were $Nil and $68,792 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2015 and 2014, are disclosed in the following table:

	Volumes		Average Price		Gross Revenue
	2015	2014	2015	2014	2015	2014
Oil sales (in barrels)	-	2,661	-	$50.34	$-	$133,965
Gas sales (in thousand cubic feet)	-	-	-	-	-	-
Total gross receipts					-	133,965
Less: working and royalty interests					-	(62,062)
Less: severance taxes					-	(3,111)
Net revenues to Jayhawk					$-	$68,792

Oil Revenues: As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

No oil was sold during the three months ended December 31, 2015.  For the three-month period ending December 31, 2014, JayHawk sold a gross 2,661 barrels (Bbls).    This production was sold at average prices of $50.34/Bbl.  Volumes of oil delivered during the three-month period ending December 31, 2015 decreased by 2,661 barrels over the same timeframe in 2014.

The decrease in gross revenues is wholly attributable to the Company's conveyance of the Crosby, North Dakota wells to Vast Exploration, LLC, a related party.  The Company divested of its oil wells on September 1, 2015.

Gas Revenues:  Revenues derived from gas sales for the three months ended December 31, 2015 and 2014 were $Nil and $Nil, respectively. The Company suspended production in 2013 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future. The Company did not produce natural gas during the fiscal year ended September 30, 2015, due to low natural gas prices and significant costs associated with upgrading the meters at its Bourbon County tap head.  The average price received for the 12- month period ending September 31, 2015 was $0.00 per mcf.  The average price received for the 12-month period ending September 30, 2014 was $0.00 per mcf.   The Company will determine in fiscal year end September 30, 2017 whether it’s Kansas - Girard Project remains economically viable under current market conditions.

Exploration Expenses:  There were no exploration expenses incurred during the three months ended December 31, 2015 or 2014.

Operating Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.

The expenses associated with the Company’s North Dakota oil operations changed from $56,651 for the three months ending December 31, 2014 to $2,159 for the three months ended December 31, 2015, a decrease of $53,849.  The most significant reason behind the decrease in operating expenses was the conveyance of the North Dakota-Crosby project to Vast Exploration, LLC.

Total operating expenses for the three months ended December 31, 2015 and 2014 were $70,859 and $179,353, respectively.  The expenses are segregated as follows:

	Three months ended December 31, 2015				Three months ended December 31, 2014
	Crosby, ND	Girard, KS	G&A	Total
Direct regional costs	$(643)	$15,394	$-	$14,751	33,962
Loss on leases and equipment	-	-	-	-	-
Depreciation, depletion and amortization	-	4,427	-	4,427	31,269
General and administrative	-	-	45,515	45,515	107,800
North Dakota reclamation costs	-	-	-	-	2,306
Accretion of asset retirement obligations	2,802	3,364	-	6,166	4,016
	$2,159	$23,185	$45,515	$70,859	$179,353

General and Administrative Expenses:  General and administrative expenses decreased 57.8% or $62,285 to $45,515 for the three months ended December 31, 2015 from $107,800 for the comparable period ended December 31, 2014.

	Three months ended December 31,
	2015	2014	$ Change	Percent change

Compensation and payroll taxes	$9,000	$22,607	$(13,607)	(60.2%)
Directors fees	-	13,000	(13,000)	(100.0%)
Legal, professional and consulting	16,177	1,829	14,348	784.5%
Audit and public company expense	8,751	40,151	(31,400)	(78.2%)
Insurance	11,382	18,225	(6,843)	(37.5%)
Office and other general and administrative	205	11,988	(11,783)	(98.3%)
Total general and administrative expenses	$45,515	$107,800	$(62,285)	(57.8%)

Compensation and payroll taxes decreased $13,607 over the prior period.  Company management took no salary during the three months ended December 31, 2015, and all compensation related expenses were non-cash accruals.  The Company accrued no director fees during the three months ending December 31, 2015.

Audit fees and public company expense decreased for the three months ended December 31, 2015 by $31,400 over the comparable three months ended December 31, 2014, primarily as a result of timing of the completion of the prior year audit.   Legal, professional and consulting fees increased $14,348 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 for the same reason as a result of expenses associated with proxy filings and special corporate meetings.

Office and general administrative expenses decreased $11,783 as the company no longer maintained a corporate office and associated location-related expenses.

Other Income (Expense):  Detail of the aggregate of this classification is disclosed in the following table:

	Three months ended December 31,
	2015	2014	$ Change	Percent change

Net interest and financing costs	$(4,500)	$(37,485)	$32,985	(88.0%)
Net interest, related party	(39,727)	-	(39,727)	N/A
Amortization of debt discount	(30,000)	(30,000)	-	0.0%
Gain on settlement of liabilities	(274,349)	-	(274,349)	N/A
Gain (loss) on change in fair value of conversion option derivative	-	432,018	(432,018)	(100.0%)
Gain on change in fair value of warrant derivative	2,562	15,440	(12,878)	(83.4%)
Total	$(346,014)	$379,973	$(725,987)	(191.1%)

Net interest, related party increased $39,727 during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.  Net interest and financing costs decreased $32,985 during the same timeframe, as certain debentures were assigned to Vast Exploration, LLC, a related party in 2016.  The aggregate increase in interest expense was a result of additional balance on the Line of Credit from Vast Exploration, LLC.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current fiscal period as a result of limited excess cash availability for investment.

The Company recognized a loss of $274,439 related to settlements of liabilities for liabilities assumed by Vast Exploration, LLC through the Warrant Purchase Agreement (See Note 19 in the financial statements).

Liquidity and Capital Resources.

At December 31, 2015 and 2014, the Company's cash balances were $Nil and $81,790, respectively.  The Company's accounts receivable totaled $Nil and $41,821 respectively.

The Company's working capital deficit (current liabilities less current assets) was $2,005,120 at December 31, 2015 of which $470,439 is in the form of convertible debentures which are currently due.  At December 31, 2014, the Company's working capital deficit was $2,424,239, of which $918,687 of convertible debentures were due in the current year and in default.

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

Cash Flows:  Net cash provided by operations decreased primarily due to the conveyance of the Crosby, North Dakota wells to Vast Exploration, LLC, a related party.   For the three months ending at December 31, 2015, cash used by operating activities exceeded cash provided by operating activities by $82,255.  For the three months ending at December 31, 2014, cash used by operating activities exceeded cash provided by operating activities by $95,446.

Cash flows used by investing activities for the three months ended December 31, 2015 and 2014, respectively, was $26 and $24.

The Cash flows provided from financing activities were $82,281 and $Nil for the three months ended December 31, 2015 and 2014, respectively.   The Company entered into a Line of Credit agreement with related party Vast Exploration, LLC as a means to provide cash flow for ongoing capital needs of the Company.

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

The Company made the final installment payment of $16,000 to the State of North Dakota on June 26, 2014.  As of September 30, 2014, the Company has completed substantially all reclamation work and has paid all fines assessed.

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

Subsequent to the report date covering the period ending December 31, 2015, on August 29, 2016, the complaint by the North Dakota Industrial Commission was dismissed without prejudice.  Consequently, the contingency related to reclamation of the Jenks and Knudsen well sites has been relieved.

At December 31, 2015, the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

Off Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures – In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, JayHawk’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management of JayHawk Energy, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

·   Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

·   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

·   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2015,  the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

This quarterly report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report

 (b) Changes in Internal Controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On February 2, 2011, the Industrial Commission of the State of North Dakota filed a complaint against the Company for violating North Dakota Administrative Code Section (NDAC) 43-02-03-19 by failing to reclaim wells within a reasonable time, not more than one year from the date a well is plugged, NDAC Section 43-02-03-17 by failing to have the required signs posted on site, NDAC 43-02-03-45 for failing to equip each flare with an automatic ignitor or a continuous burning pilot, and NDAC 43-02-05-49 by failing to properly seal oil tanks in the following wells in Divide County, North Dakota: Knudsen 1, Jenks 1, Arla Knudsen 1-28H and Landstrom 3-33H. In the complaint, the Commission requested JayHawk pay $100,000 in fines and pay $485 in costs and expenses incurred by the Commission. In lieu of a formal hearing on the complaint, the parties agreed to resolve all matters in the complaint. The complaint was dismissed without prejudice on August 29, 2016.

No director, officer or affiliate of JayHawk Energy, Inc. and no owner of record or beneficial owner of more than 5% of the Company’s securities or any associate of any such director, officer or security holder is a party adverse to JayHawk Energy, Inc. or has a material interest adverse to JayHawk Energy, Inc. in reference to pending litigation.

Item 1A. Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended September 30, 2015, which was filed with the SEC on January 28, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company has outstanding, convertible debentures in the outstanding principal amount, as of December 31, 2015, of $470,439 (See Note 8 Convertible Debentures).   The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

Item 4.  Mining Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On June 30, 2016, Vast Exploration, LLC gave notice to the Company that the $150,000 Revolving Line of Credit Note (“Line of Credit”) entered between the parties on June 30, 2015 would not be renewed past the maturity date of the Line of Credit and that the final date for determining the principal and interest owed to Vast Exploration on the Line of Credit would be June 30, 2016. The balance of the Line of Credit was $255,543 as of December 31, 2015.  The balance of the Line of Credit at June 30, 2016 was $380,014.

On February 2, 2011, the Industrial Commission of the State of North Dakota filed a complaint against the Company for violating North Dakota Administrative Code Section (NDAC) 43-02-03-19 by failing to reclaim wells within a reasonable time, not more than one year from the date a well is plugged, NDAC Section 43-02-03-17 by failing to have the required signs posted on site, NDAC 43-02-03-45 for failing to equip each flare with an automatic ignitor or a continuous burning pilot, and NDAC 43-02-05-49 by failing to properly seal oil tanks in the following wells in Divide County, North Dakota: Knudsen 1, Jenks 1, Arla Knudsen 1-28H and Landstrom 3-33H. In the complaint, the Commission requested JayHawk pay $100,000 in fines and pay $485 in costs and expenses incurred by the Commission. In lieu of a formal hearing on the complaint, the parties subsequently agreed to resolve all matters in the complaint. The complaint was dismissed without prejudice on August 29, 2016, and no balance was paid or is currently owed by JayHawk. The foregoing summary of terms of the NDIC’s dismissal is qualified in its entirety by the “NDIC Commission Dismissal Case No. 20408” attached as Exhibit 10.1.

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party. Pursuant to the terms of the LLC Purchase Agreement, Vast Exploration sold 100% of its membership interests in Vast Operations, LLC, a Nevada limited liability company, to the Company “as-is” and in consideration for $10.00 and the Company’s assumption of approximately $100,000 of Vast Operations, LLC’s liabilities. As a result of the purchase, Vast Operations, LLC became a wholly-owned subsidiary of JayHawk. Additionally, the Company indirectly acquired the contractual obligation to operate certain oil and gas assets in the state of North Dakota. The foregoing summary of terms of the LLC Purchase Agreement is qualified in its entirety by the “Vast Operations, LLC - Limited Liability Company Member Interest Purchase and Sale Agreement” attached as Exhibit 10.2.

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party. Pursuant to the terms of the LLC Purchase Agreement, Vast Exploration sold 100% of its membership interests in Vast Holdings, LLC, a Nevada limited liability company, to the Company “as-is” and in consideration for $10.00 and the Company’s indirect assumption of approximately $600,000 of Vast Holdings, LLC’s liabilities. As a result of the purchase, Vast Holdings, LLC became a wholly-owned subsidiary of the Company.  Additionally, the Company indirectly acquired certain oil and gas assets in the state of North Dakota. The foregoing summary of terms of the LLC Purchase Agreement is qualified in its entirety by the “Vast Holdings, LLC - Limited Liability Company Member Interest Purchase and Sale Agreement” attached as Exhibit 10.3.

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party.  Pursuant to the terms of the Stock Purchase Agreement, Vast Exploration sold 100% of Vast Funding Corp., a Nevada corporation, evidenced by 100,000,000 shares of common stock to the Company “as-is” and in consideration for $10.00 and the indirect assumption of approximately $550,000 in Vast Funding Corp.’s liabilities. As a result of the purchase, Vast Funding Corp. became a wholly-owned subsidiary of the Company. Additionally, the Company indirectly acquired a funding vehicle for proving up certain oil and gas assets indirectly acquired through the acquisition of Vast Holdings, LLC. The foregoing summary of terms of the Common Stock Purchase Agreement is qualified in its entirety by the “Vast Funding Corp. – Common Stock Purchase and Sale Agreement” attached as Exhibit 10.4.

On September 20, 2016, the Company issued Convertible Promissory Notes to entities controlled by three affiliates of Vast Exploration, LLC, a related party,  for services to the Company. The Convertible Promissory Notes have an aggregate principal balance of $19,500 with an interest rate of 5% per annum and a term of two years, maturing on September 20, 2018.  The Convertible Promissory Notes are convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.0065 per share, or an aggregate of 3,000,000 shares.  Upon the occurrence of a corporate re-organizational or re-capitalization event, the Convertible Promissory Notes shall automatically convert into shares of the Company’s common stock. The foregoing summary of terms of the Convertible Promissory Notes are qualified in their entirety by the “Form Of Convertible Promissory Note” attached as Exhibit 10.5.

On September 20, 2016, the Company issued a Convertible Promissory Note to an entity controlled by a related party in consideration for a reduction in amounts owed to the related party for legal services previously rendered to the Company. The Convertible Promissory Note has a principal balance of $6,500 with an interest rate of 5% per annum and a term of two years, maturing on September 20, 2018.  The Convertible Promissory Note is convertible at any time after the original issue date into a number of shares of the Company’s common stock, determined by dividing the amount to be converted by a conversion price of $0.0065 per share, or an aggregate of 1,000,000 shares.  Upon the occurrence of a corporate re-organizational or re-capitalization event, the Convertible Promissory Notes shall automatically convert into shares of the Company’s common stock. The foregoing summary of terms of the Convertible Promissory Notes is qualified in its entirety by the “Form Of Convertible Promissory Note” attached as Exhibit 10.5.

On October 1, 2016, Vast Exploration, LLC gave advanced written notice to the Company of its intent to terminate that certain Contract Operating Agreement made effective between the parties on January 1, 2016.

On October 1, 2016, the Board of Directors of the Company appointed James McGregor as a Director of the Company to fill a vacancy on the Board. Mr. McGregor brings 15 years of experience in the oil and gas industry. Mr. McGregor co-founded Vast Energy LLC, which drilled and developed several onshore assets in the Gulf Coast of Texas.  In addition, Vast Energy generated a significant oil and gas prospect consisting of 12,400 acres in Wyoming. Mr. McGregor was instrumental as a managing member of Current Energy Partners which acquired an $18MM, 1,600 well coal bed methane project from Marathon Oil Corporation, which was later sold and became a centerpiece asset for High Plains Gas, Inc. Mr. McGregor has managed more than 17 acquisition and development projects over the past 15 years, and has actively participated in the drilling of many wells throughout Texas, Utah and Kansas.  Mr. McGregor holds a Bachelor’s degree from the University of Utah.

On October 3, 2016, the Company entered into an Independent Contractor Agreement with Grant Galloway (“Galloway”) to provide investor relations and public relations services to the Company for a period of three (3) months, subject to compliance with the terms of the agreement. In exchange for the services to be provided to the Company, Galloway will be paid $5,000 per month. The foregoing summary of the Independent Contractor Agreement’s terms is qualified in its entirety by the Independent Contractor Agreement attached as Exhibit 10.10.

On October 21, 2016, the Company entered into an Independent Contractor Agreement with Three Rivers Business Consulting, LLC (“Three Rivers”) and granted 250,000 (“Shares”) of the Company’s Common Stock pursuant to the terms of thereof.  The Shares were granted in consideration of certain investor relations and public relations services to be provided by Three Rivers to the Company. The Shares shall remain unissued until such time as the Company has sufficient authorized capital to effect the issuance. The Company relied upon on exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The foregoing summary of the grant of Shares is qualified in its entirety by the Independent Contractor Agreement attached as Exhibit 10.9.

On November 18, 2016, JayHawk Energy, Inc. (the “Company” or “JayHawk”) entered into an Indemnification Agreement with certain members of management, members of the Board of Directors and certain independent contractors in order to induce them to provide, or continue to provide, services to the Company, the Company wishes to provide for the indemnification of, and advancement of expenses to, these individuals to the maximum extent permitted by law. The Company believes it is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify, and to advance expenses on behalf of, these individuals to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified. The Company shall indemnify these individuals to the fullest extent permitted by law if they were or are or become parties to or witnesses or other participants in, or are threatened to be made parties to or witnesses or other participants in, any Claim by reason of (or arising in part out of) any Indemnifiable Event against Expenses and Other Liabilities, including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses. The indemnified individuals have agreed to repay to the Company all amounts advanced to them under the Indemnification Agreement if it is ultimately determined that they are not entitled to indemnification. Other than in respect of Expense Advances paid in accordance with Section 3(a) of the Indemnification Agreement, such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than five (5) business days after written demand by an indemnified individual therefor is presented to the Company. Unless otherwise provided in Section 11 of the Indemnification Agreement, the Company shall indemnify each individual pursuant to Section 2(a) if they have not failed to meet the applicable standard of conduct for indemnification. With respect to all matters arising concerning whether or not an individual has met the applicable standard of conduct, such individual shall be entitled to select the Reviewing Party. The Reviewing Party shall determine whether and to what extent the indemnified individual would be permitted to be indemnified under applicable law and the Company and each individual agree to abide by such determination, which, if made by Independent Legal Counsel shall be made in a written opinion. All capitalized terms shall have the meaning set forth in the

Indemnification Agreement. The foregoing summary of terms of the Indemnification Agreement is qualified in its entirety by the “Form Of Indemnification Agreement” attached as Exhibit 10.8.

On November 11, 2016, the Company entered into a Settlement Agreement with a director of the Company.  The purpose of the Settlement Agreement was to come to a resolution regarding certain outstanding dollar and equity amounts owed to the director for wages, consulting services rendered and change of control provisions related to his employment contract and to maintain an amicable working relationship moving forward. The Company agreed to provide the director with the following consideration:

The Company will execute a convertible promissory note with a face value of $177,173 to the director and/or assigns; the note will have a term of four (4) years and an interest rate of null (0%) and includes certain interest penalties in the event a default occurs and is secured by a pledge of 350,000 shares of the Company’s common stock (“Note”).   The Note is convertible into shares of the Company’s common stock at a rate equal to the lesser of: (a) the conversion rate provided to a plurality of investors in the Company’s first round of financing wherein the Company raises at least $300,000 following the completion of its contemplated 100:1 reverse split of its securities, or (b) the closing price on the first day of trading immediately following the Company’s 100:1 reverse split. The Note has an effective date of December 20, 2016 (“Effective Replacement Note Date”).

Upon the occurrence of the Company having raised at least three million dollars ($3,000,000) in the aggregate through the sale of debt or equity securities of the Company, the director will have the option to have the remaining balance of the Note paid in full.  In the event JayHawk Energy, Inc. makes a disposition of substantially all of its assets (including those held in subsidiaries) the holder of the Note shall have the option to foreclose on the stock pledge described above.

The director will be granted 100,000 common stock purchase warrants (“Warrants”) in four (4) tranches based on attaining certain milestones. The Warrants will have a term of five (5) years and shall convert at $0.01 per common share. The Warrants will include a “cashless exercise” provision.

The Company and the director may agree to adjust the amounts described above to effect the spirit of the Settlement Agreement.

The foregoing summary of terms of the Settlement Agreement is qualified in its entirety by the “Stopher Settlement Agreement” attached as Exhibit 10.6.

On November 22, 2016, the Company’s Board of Directors, expressly in lieu of a special meeting of the Board of Directors consented to and approved the following resolutions and waived prior notice thereof:

The Board voted on and approved the reauthorization of the reverse split of the Company’s equity securities not to exceed a ratio of 100:1. The Board previously authorized the reverse split of the Company’s common stock at a ratio not to exceed 200:1 on October 27, 2015, but withdrew said resolution in favor of the revised resolution. The Company submitted the resolution to the Company’s shareholders for a shareholder vote, and

The Board voted on and approved changing the name of the Company to “Vast Petroleum”. Management will have the discretion as to the whether the Company will be called “Vast Petroleum Corp.” or “Vast Petroleum, Inc.” or some derivation thereof. The Board previously authorized changing the name of the Company to “Vast Exploration, Inc.” on October 27, 2016, but withdrew said resolution in favor of the revised resolution. The Company submitted the resolution to the Company’s shareholders for a shareholder vote.

On December 1, 2016, Kelly Stopher tendered his resignation as a member of the Company’s Board of Directors. Mr. Stopher’s resignation is not the result of any disagreement with the policies, practices or procedures of the Company.

On December 9, 2016, the Company and the director agreed to modify the Settlement Agreement and executed a First Amendment to Settlement Agreement.   The modification eliminated certain penalty provisions related to milestones and added an additional scope of work for additional consideration.  The foregoing summary of terms of the First Amendment to Settlement Agreement is qualified in its entirety by the “First Amendment to Stopher Settlement Agreement” attached as Exhibit 10.7.

Item 6.  Exhibits.

10.1

NDIC Commission Dismissal Case No. 20408

10.2

Vast Operations, LLC - Limited Liability Company Member Interest Purchase and Sale Agreement

10.3

Vast Holdings, LLC - Limited Liability Company Member Interest Purchase and Sale Agreement

10.4

Vast Funding Corp. – Common Stock Purchase and Sale Agreement

10.5

“Form Of” Convertible Promissory Note – Vast Exploration affiliates and Legal Counsel

10.6

Stopher Settlement Agreement

10.7

First Amendment to Stopher Settlement Agreement

10.8

“Form Of” Indemnification Agreement

10.9

Three Rivers Business Consulting, LLC Independent Contractor Agreement

10.10

Grant Galloway Independent Contractor Agreement

31.1

Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

31.2

Rule 13a - 14(a) / 15d - 14(a) Certification of CFO

32.1

Section 1350 Certification of CEO

32.2

Section 1350 Certification of CFO

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Nevada corporation

Date: December 23, 2016	By:	/s/ Scott Mahoney
Scott Mahoney Interim President and Interim Chief Executive Officer (Principal Executive Officer)