Form 10-Q
period 2016-03-31
Jayhawk Energy, Inc.
filed 2016-12-23
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

      For the transition period from ______________ to _______________.

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

Quarterly Period March 31, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

Item 1. Financial Statements.

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4. Controls and Procedures.

27

PART II — OTHER INFORMATION

28

Item 1. Legal Proceedings.

28

Item 1A. Risk Factors.

28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

28

Item 3.  Defaults Upon Senior Securities.

28

Item 4.  Mining Safety Disclosures.

29

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	March 31, 2016	September 30, 2015
ASSETS	(Unaudited)	As revised (Note 18)
CURRENT ASSETS
Cash	$255	$-
Other current assets	-	13,342
TOTAL CURRENT ASSETS	255	13,342
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	176,669	185,523
NET PROPERTY AND EQUIPMENT	176,669	185,523
RECLAMATION BONDS	150,502	150,450
TOTAL ASSETS	$327,426	$349,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$796,550	$804,965
Due to working and royalty interests	-	472,993
Accrued interest related party	347,924	251,579
Other payables, interest and taxes accrued	94,779	89,014
Convertible line of credit related party (NOTE 7)	339,675	170,285
Convertible debentures related party (NOTE 8)	470,439	470,439
Current portion of promissory notes payable (NOTE 10)	102,587	264,582
Current portion of promissory notes payable, related party (NOTE 10)	27,893	264,582
TOTAL CURRENT LIABILITIES	2,179,847	2,523,857
LONG TERM LIABILITIES
Convertible debenture, net (NOTE 8)	73,333	53,333
Convertible debentures, related party, net (NOTE 8)	146,667	106,667
Promissory notes payable (NOTE 10)	-	42,293
Promissory note payable, related party (NOTE 10)	93,281	110,781
Warrant derivative liability (NOTE 9)	4,598	4,861
Asset retirement obligation	220,344	245,792
TOTAL LONG TERM LIABILITIES	538,223	563,727
TOTAL LIABILITIES	2,718,070	3,087,584
COMMITMENTS AND CONTINGENCIES (NOTE 16)
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 199,875,629 shares issued and outstanding (NOTE 12 and 18)	199,876	199,876
Additional paid in capital	25,752,725	24,801,020
Accumulated deficit	(28,343,245)	(27,739,165)
TOTAL STOCKHOLDERS’ DEFICIT	(2,390,644)	(2,738,269)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$327,426	$349,315

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
	Three months ended March 31,				Six months ended March 31,
	2016		2015		2016		2015
REVENUE – Oil sales		$-		$41,902		-		$110,694
OPERATING EXPENSE
Production costs-oil		-		73,346		(643)		103,181
Production costs-natural gas		17,765		2,977		33,159		7,104
Depreciation, depletion and amortization		4,427		31,631		8,854		62,900
Accretion of asset retirement obligation		6,166		4,016		12,332		8,032
North Dakota reclamation costs		-		-		-		2,306
General and administrative		62,822		105,534		108,337		213,334
TOTAL OPERATING EXPENSES		91,180		217,504		162,039		396,857

OPERATING LOSS		(91,180)		(175,602)		(162,039)		(286,163)

OTHER INCOME (EXPENSE)
Interest expense		(7,109)		(71,351)		(11,609)		(108,836)
Interest expense, related parties		(56,619)				(96,346)
Amortization of debt discount		(30,000)		(30,000)		(60,000)		(60,000)
Loss on settlement of liabilities		-		-		(274,349)		-
Gain (loss) on change in fair value of conversion option derivative		-		(53,534)		-		378,484
Gain (loss) on change in fair value of warrant derivative		(2,299)		(1,329)		263		14,111
TOTAL OTHER INCOME (EXPENSE)		(96,027)		(156,214)		(442,041)		223,759

INCOME (LOSS) BEFORE INCOME TAX		(187,207)		(331,816)		(604,080)		(62,404)
Provision for income taxes		-		-		-		-
NET LOSS		$(187,207)		$(331,816)		$(604,080)		$(62,404)
Basic and diluted loss per share	$	(Nil)	$	(Nil)	$	(Nil)	$	(Nil)
Basic and diluted weighted average number shares outstanding		199,875,629		80,375,841		199,875,629		80,375,841

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	For the six months ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(604,080)	$(62,404)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	8,854	62,900
Accretion of asset retirement obligation	12,332	8,032
Non-cash financing costs	-	29,898
Amortization of debt discount	60,000	60,000
(Gain) loss on change in fair value of conversion option derivative	-	(378,484)
Gain on change in fair value of warrant derivative	(263)	(14,111)
Loss on settlement of liabilities	274,349	-
Change in operating assets and liabilities:
Trade accounts receivable	-	38,853
Prepaid expenses, and other current assets	13,342	5,774
Accounts payable	(1,333)	(77,300)
Asset retirement obligation for North Dakota reclamation	(37,780)	-
Due to working and royalty interest holders	-	28,531
Accrued interest, related party	105,790	-
Other payables, interest and taxes accrued	2,855	126,865
Net cash used by operating activities	(165,934)	(171,446)
CASH FLOWS FROM INVESTING ACTIVITIES:
Reclamation bonds	(52)	-
Net cash used by investing activities	(52)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory notes	(3,149)	(22,447)
Change in checks issued and payable	-	16,794
Borrowings under convertible line of credit, related party	169,390
Net cash provided by financing activities	166,241	(5,653)
Net increase (decrease) in cash	255	(177,099))
CASH AT BEGINNING OF PERIOD	-	177,260)
CASH AT END OF PERIOD	$255	$161

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Due to working interest holders converted to promissory notes	$-	175,425
Accounts payable converted to promissory notes	10,393	34,162
Due to working interest and royalty holders assigned for warrants	471,668	-
Promissory note assigned for warrants	198,229	-

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of March 31, 2016, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $28,343,245 and a net loss of $604,080 for the six months ended March 31, 2016, and as of that date the Company's current liabilities exceeded its current assets by $2,179,592.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations,

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the settlement of liabilities  should the Company be unable to continue as a going concern.

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

The potential dilutive effect of convertible and outstanding securities as of March 31, 2016 and 2015 would be as follows:

	March 31, 2016	March 31, 2015
Stock options	1,150,000	4,000,000
Convertible debt		110,028,675
Convertible line of credit		-
Warrants		1,000,000
TOTAL POSSIBLE DILUTION		115,028,675

At March 31, 2016 and 2015, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive

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

Reclassifications

Certain reclassifications have been made to the 2015 financial statements in order to conform to the 2016 presentation.  These reclassifications have no effect on net loss, total assets or accumulated deficit as previously reported.   See Note 18 regarding revision of financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds and promissory notes payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course.  The approximate fair value of the convertible debentures and convertible line of credit based upon the number of shares into which the debentures are convertible is $2,353,478 using the current market price per share of stock at March 31, 2016.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and September 30, 2015, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	March 31, 2016	September 30, 2015	Input Hierarchy Level
Assets:
Cash	$255	$-	Level 1
Liabilities:
Warrant derivative liability	4,598	4,861	Level 2

NOTE 4 – UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at March 31, 2016 and 2015, consists of the following capitalized costs respectively:

	March 31, 2016	September 30, 2015
Kansas Girard Project
Field equipment – Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment – Girard	579,027	579,027
Capitalized drilling costs	684,696	684,696
Subtotal	3,869,594	3,869,594
Less accumulated impairments	(2,432,086)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,260,839)	(1,251,984)
TOTAL UNPROVED PROPERTIES	$176,669	$185,523

The Company’s Kansas properties are currently not producing.  Management intends to evaluate the prospects of returning to production during the subsequent fiscal year and determine the economic viability of the project thereafter.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

NOTE 6 – RECLAMATION BONDS

Reclamation bonds consist of various deposits and reclamation bonds.  Detail is disclosed in the following table:

	March 31, 2016	September 30, 2015
Reclamation bonds	$150,502	$150,450
TOTAL RECLAMATION BONDS	$150,502	$150,450

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

As of March 31, 2016, the Loan balance was $339,675. The balance of accrued interest on the Loan at March 31, 2016 was $42,487 and is included in “accrued interest, related parties”.  The balance of the Loan and accrued interest thereon was convertible to 152,864,772 shares of the Company’s common stock based on the amended conversion price.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

NOTE 8 – CONVERTIBLE DEBENTURES

The Company’s related party convertible debentures and accrued interest consist of the following:

	March 31, 2016	September 30, 2015
2010 Vast Exploration – 18% default interest rate, currently in default	$470,439	$470,439
2014 Vast Exploration – 10% interest, due on June 3, 2019	400,000	400,000
Total principal	870,439	870,439
Unamortized discount	(253,333)	(293,333)
Subtotal	617,106	577,106
Less current portion	(470,439)	(470,439)
Long term portion	$146,667	$106,667

Accrued interest payable – related party	$295,387	$232,599

Number of shares of common stock into which the notes are convertible		110,303,800

The Company’s non-related party convertible debentures and accrued interest consist of the following:

	March 31, 2016	September 30, 2015
Convertible debenture – 10% interest due on June 3, 2019	$200,000	$200,000
Unamortized discounts	(126,667)	(146,667)
Subtotal	73,333	53,333
Less current portion	-	-
Long term portion	$73,333	$53,333

Accrued interest payable	$37,041	$27,014

Number of shares of common stock into which the notes are convertible	23,704,110	22,701,370

The non-related parties debentures are collateralized by all Company assets located in the State of  Kansas and all of the Company’s rights in JayHawk Gas Transportation Corporation, a wholly owned subsidiary.

As of March 31, 2016, there remains a total of $380,000 of unamortized discount on the issuance of the 2014 convertible debentures.

At March 31, 2016, principal payments on the convertible debentures are due as follows:

	Related party	Non-related party	Total
Year ending March 31, 2017	$470,439	$-	$470,439
Year ending March 31, 2018	-	-	-
Year ending March 31, 2019	-	-	-
Year ending March 31, 2020	400,000	200,000	600,000
TOTAL CONVERTIBLE DEBENTURES	$870,439	$200,000	$1,070,439

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Warrant Derivative

Stock purchase warrants were also issued with the convertible debentures (Note 8).   Provisions contained within these warrants require the warrants to be accounted for as derivatives.  At March 31, 2016 and September 30, 2015, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31, 2016	September 30, 2015
Stock price	$0.0081	$0.0076
Risk-free interest rate	0.59%	0.56%
Expected term	0.88 years	1.88 years
Expected volatility	279.70%	274.3%
Fair value of warrant derivative units	$0.0046	$0.0106

Below is detail of the change in warrant derivative liability balance for three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015

Beginning balance	$2,299	$9,257
Net change in fair value of warrant derivative liability	2,299	1,329
Ending balance	$4,598	$10,586

Below is detail of the change in warrant derivative liability balance for six months ended March 31, 2016 and 2015, respectively:

	Six months ended March 31,
	2016	2015

Beginning balance	$4,861	$24,697
Net change in fair value of warrant derivative liability	(263)	(14,111)
Ending balance	$4,598	$10,586

NOTE 10 – PROMISSORY NOTES

On July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company was scheduled to make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At March 31, 2016, the balance due on the note was $31,642. The Company is currently in default on the terms of the promissory note.  The balance of $31,642 is included under “Current portion of promissory notes payable” at March 31, 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

On January 27, 2015, the Company entered into a promissory note for $189,790 with a working interest partner which included past due amounts of $175,425 and additional interest of $14,364 which was recognized as expense.  The Company was scheduled to make nineteen monthly payments in the amount of $9,542 and subsequently make one monthly payment in the amount of $19,016.  The note bore interest at 6% per annum.  On November 3, 2015, the Company granted 39,645,872 Warrants to Vast Exploration, LLC and/or assigns pursuant to the Warrant Purchase Agreement (Note 14).  The Warrants were granted in consideration of Vast Exploration’s assumption of the January 27, 2015 Promissory Note, totaling approximately $198,229 balance on the promissory note at the date of assignment (Note 14).

On February 12, 2015, the Company entered into a promissory note for $49,696 with a vendor which included accounts payable of $34,162 and additional interest of $15,534 which was recognized as expense.  The Company was scheduled to make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  The note bears interest at 8% per annum. The note is currently in default.  At March 31, 2016, the balance due on the note was $37,790 and is included under “Current portion of promissory notes payable”.

On August 28, 2015, the Company entered into a promissory note for $37,892 as settlement of payable to a service provider.  The Company is scheduled to make twenty-four monthly payments in the amount of $1,579.  The note is non-interest bearing.  At March 31, the balance due on the note was $33,155.  The promissory note is currently in default and the balance is included in “Current portion of promissory notes payable” at March 31, 2016.

The Company’s non-related party promissory notes and accrued interest consist of the following:

	March 31, 2016	September 30, 2015
July 2014 working interest note – 0% interest rate, currently in default	$31,642	$31,642
January 2015 working interest note – 6% interest rate	-	201,139
February 2015 vendor note – 8% interest rate, currently in default	37,790	37,790
August 2015 vendor note – 0% interest rate	33,155	36,304
Total principal	102,587	306,875
Less current portion	(102,587)	(264,582)
Long term portion	$-	$42,293

Accrued interest payable – promissory notes, non-related party	$1,516	$-

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

On February 29, 2016, the Company entered into a promissory note with a member of the Company’s board of directors, a related party, in consideration of the director paying a trade payable on behalf of the Company.  The promissory note was in the amount of $10,393 and accrues interest at 6% per annum.  The Company is scheduled to make thirty-six monthly payments of $250 beginning no later than March 31, 2016 and one payment of $2,602 on March 31, 2019.

	March 31, 2016	September 30, 2015
October 1, 2015 – 5% interest rate, interest payments currently in default	$110,781	$-
February 29, 2016 – 6% interest rate	10,393	-
Total principal	121,174	-
Less current portion	(27,695)	-
Long term portion	$93,479	$-
Accrued interest payable – promissory notes, related party	$10,050	$-

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

At March 31, 2016, principal payments on these notes are due as follows:

	Related party	Non-related party	Total
Year ending March 31, 2017	27,695	102,587	$130,282
Year ending March 31, 2018	55,002		55,002
Year ending March 31, 2019	38,279	-	38,279
TOTAL PROMISSORY NOTES	$121,174	$102,587	$223,761

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

The amount of the increase in the obligation is charged to accretion expense and for the three months ended March 31, 2016 and 2015, was computed to be $6,166 and $4,016, respectively.  The amount of the increase in the obligation is charged to accretion expense and for the six months ended March 31, 2016 and 2015, was computed to be $12,332 and $8,032, respectively.  The Company expended $37,780 of reclamation work related to asset retirement obligation in North Dakota during the six months ended March 31, 2016.

The Company conveyed ownership of all rights in its North Dakota properties to Vast Exploration, LLC (Note 5) but maintained responsibility for reclamation and asset retirement obligations on two well sites.  As of March 31, 2016, a pending complaint from the State of North Dakota remained in effect, and consequently, the Company could be held liable for additional remediation and asset retirement obligations on the Jenks and Knudsen leases (Note 16).

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

There have been no new issuances of shares of common stock for the three months ended March 31, 2015.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The following table reflects the summary of changes during the periods ended September 30, 2015 and March 31, 2016:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance outstanding and exercisable, September 30, 2014	4,000,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(600,000)	(0.01)	-
Balance outstanding and exercisable, September 30, 2015	3,400,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(2,250,000)	(0.01)	-
Balance outstanding and exercisable, March 31, 2016	1,150,000	$0.01	$-

At March 31, 2016, all 1,150,000 options outstanding are fully vested and exercisable at $0.01 per share and have a weighted average remaining term of 2.53 years.  During the six months ended March 31, 2016, 2,250,000 held by two former members of the Company’s Board of Directors were forfeited as a result of their resignations from the Board.

As of March 31, 2016, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The Company recognized no compensation cost related to options vested during the three and six months ended March 31, 2016 and 2015, respectively.

NOTE 14 – WARRANTS

On April 17, 2015 the Company granted, to four institutional investors, warrants to purchase up to an aggregate of 15,000,000 shares of the Company’s common stock in consideration of the investors waiving the Company’s prior defaults under the Convertible Debentures.  In addition to transactions discussed in Notes 5, 7, 10 and 8, the Warrants give the holders thereof the right to purchase common stock of the Company at the purchase price of $0.001 per share and expire on March 17, 2020. The fair value of the warrants issued was $167,441 was charged to financing costs.

Warrants Issued in Exchange for Settlement of Liabilities by Related Party

On September 25, 2015, the Company executed a Warrant Purchase Agreement pursuant to which the Company plans to issue and sell securities.  The terms of the Purchase Agreement allow a purchaser to receive a credit for its subscription for securities if the purchaser assumes certain accrued and/or contingent liabilities of the Company. The exercise price for the securities is $0.0050 per share for securities issued in exchange for the satisfaction of an assumed debt. The exercise price for the securities is $0.0025 per share for securities issued in exchange for the satisfaction of any assumed North Dakota reclamation liability. The securities are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

Company’s common stock that occur after the date of the Purchase Agreement. Each purchaser is required to deliver to the Company, prior to the issuance of securities, the following: (a) immediately available funds sufficient to satisfy or otherwise terminate a given liability; or (b) a “receipt of funds and release of claims” executed by a creditor of the Company, or other evidence, in a form satisfactory to the Company in its sole discretion, of the satisfaction of an assumed debt or North Dakota reclamation liability by the purchaser.

On October 8, 2015, the Company granted 94,333,678 Warrants to Vast Exploration, LLC pursuant to the Warrant Purchase Agreement.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.  The warrants may be exercised any time after October 8, 2015 until the close of business on October 7, 2020 for $0.005 per share.  The fair value of the warrants issued was $702,511 based on Black Scholes inputs of: Volatility – 268.7%, Risk-free rate – 1.5%, Estimated life – 5 years, Stock price - $0.0075, Exercise Price - $0.005.  The fair value of the warrants issued was $702,511 at the date of issuance.  The Company recognized a loss on the settlement of liabilities in the amount of $230,843.  See Note 17.

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

A summary of activity of the Company's share purchase and broker warrants outstanding at March 31, 2016 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2014	1,000,000	$0.06	2,777,778	$0.05
Forfeited or expired	-		(2,777,778)	(0.05)
Exercised	-	-	-	-
Granted	-	-	15,000,000	0.001
Balance outstanding, September 30, 2015	1,000,000	$0.06	15,000,000	$0.001
Forfeited or expired	-		(2,777,778)	(0.05)
Exercised	-	-	-	-
Granted	-	-	133,979,550	0.005
Balance outstanding, March 31, 2016	1,000,000	$0.06	148,979,550	$0.005

The following table reflects the composition of the Company’s outstanding warrants as of March 31, 2016:

Issuance date	Number of warrants	Exercise price		Expiration date	Remaining life (years)
February 15, 2012	1,000,000	$0.06		February 15, 2017	0.88
April 16, 2015	15,000,000	$0.001		March 17, 2020	3.96
October 8, 2015	94,333,678	$0.005		October 8, 2020	4.52
November 3, 2015	39,645,872	$0.005		November 3, 2020	4.60
Balance outstanding, March 31, 2016	149,979,550	$0.005	(a)		4.46	(a)

(a)– Weighted average

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

NOTE 15 – RELATED PARTY TRANSACTIONS

In addition to transactions discussed in Notes 5, 7, 8 and 10, on or about December 1, 2011, the Company entered into a four-year lease with Marlin Property Management, LLC, an entity owned by the spouse of the Company's former President/CEO and member of the board of directors.  Under the terms of the lease the Company is required to pay $2,500 per month for office space in Coeur d'Alene, Idaho.  For the three months ended March 31, 2016 and 2015, the Company paid $Nil and $5,000 respectively to the then-related party. For the six months ended March 31, 2016 and 2015, the Company paid $Nil and $12,500, respectively.  The balance due to the related party including common area expenses as of March 31, 2016 and September 30, 2015 was $Nil because the lease was terminated.

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

For the six months ended March 31, 2016, Vast Exploration, LLC billed the Company $30,000, the balance of which is included in “Convertible Line of Credit, related party” and was charged to “production expense – natural gas”.

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

March 31, 2016

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

Total loss on settlement of liabilities for the three months ended March 31, 2016 was $Nil.  Total loss on the settlement for the six months ended March 31, 2016 was $274,349.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

NOTE 18 – REVISION OF FINANCIAL STATEMENT

The Company has revised the September 30, 2015 consolidated financial statements to reverse the impact of a reverse stock split.  Subsequent to issuance of the aforementioned financial statement, the Company decided to rescind the 100:1 reverse stock split that had previously approved by the majority shareholder.  The consolidated balance sheet as of September 30, 2015, presented in these interim financial statements reflect the common stock and additional paid in capital subsequent to the recension of the reverse stock split.   Disclosures pertaining to per share and shares of common stock have also been revised to reflect the recension.  The previously issued financial statements have been revised as follows:

Balance Sheet at September 30, 2015	As Previously Reported	Revision	As Revised
Total assets	$349,315	$-	$349,315
Total liabilities	$3,087,584	-	$3,087,584
Shareholders’ deficit
Common stock	1,999	197,877	199,876
Additional paid in Capital	24,998,897	(197,877)	24,801,020
Accumulated deficit	(27,739,165)	-	(27,739,165)
Total shareholders’ deficit	(2,738,269)	-	(2,738,269)
Total liabilities and shareholders’ deficit	$349,315	$-	$349,315

NOTE 19 – SUBSEQUENT EVENTS

On June 30, 2016, Vast Exploration, LLC gave notice to the Company that the $150,000 Revolving Line of Credit Note (“Line of Credit”) entered into between the parties on June 30, 2015 would not be renewed past the maturity date of the Line of Credit and that the final date for determining the principal and interest owed to Vast Exploration on the Line of Credit would be June 30, 2016. The balance on the Line of Credit was $339,675 as of March 31, 2016.  The balance on the Line of Credit at June 30, 2016 was $380,014.

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

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party. Pursuant to the terms of the LLC Purchase Agreement, Vast Exploration sold 100% of its membership interests in Vast Operations, LLC, a Nevada limited liability company, to the Company “as-is” and in consideration for $10.00 and the Company’s indirect assumption of approximately $100,000 of Vast Operations, LLC’s liabilities. As a result of the purchase, Vast Operations, LLC became a wholly-owned subsidiary of JayHawk. Additionally, the Company indirectly acquired the contractual obligation to operate certain oil and gas assets in the state of North Dakota.

On September 1, 2016, the Company entered into a Limited Liability Company Member Interest Purchase and Sale Agreement (“LLC Purchase Agreement”) with Vast Exploration, LLC, a related party. Pursuant to the terms of the LLC Purchase Agreement, Vast Exploration sold 100% of its membership interests in Vast Holdings, LLC, a Nevada limited liability company, to the Company “as-is” and in consideration for $10.00 and the Company’s assumption of approximately $600,000 of Vast Holdings, LLC’s liabilities. As a result of the purchase, Vast Holdings, LLC became a wholly-owned subsidiary of the Company.  Additionally, the Company indirectly acquired certain oil and gas assets in the state of North Dakota.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The Company will execute a convertible promissory note with a face value of $177,173.49 US to The director and/or assigns; the note will have a term of four (4) years and an interest rate of null (0%) and includes certain interest penalties in the event a default occurs and is secured by a pledge of 350,000 shares of the Company’s common stock (“Note”).   The Note is convertible into shares of the Company’s common stock at a rate equal to the lesser of: (a) the conversion rate provided to a plurality of investors in the Company’s first round of financing wherein the Company raises at least $300,000 following the completion of its contemplated 100:1 reverse split of its securities, or (b) the closing price on the first day of trading immediately following the Company’s 100:1 reverse split. The Note has an effective date of December 20, 2016 (“Effective Replacement Note Date”).

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

The director will be granted 100,000 common stock purchase warrants (“Warrants”) in four (4) tranches. The Warrants will have a term of five (5) years and shall convert at $0.01 per common share. The Warrants will include a “cashless exercise” provision. The director will be granted twenty-five thousand (25,000) Warrants upon filing of JayHawk Energy, Inc.’s Form 10-Q for the first fiscal quarter ended December 31, 2015. The director will be granted twenty-five thousand (25,000) Warrants upon filing of JayHawk Energy, Inc.’s Form 10-Q for the second fiscal quarter ended March 31, 2016. The director will be granted twenty-five thousand (25,000) Warrants upon filing of JayHawk Energy, Inc.’s Form 10-Q for the third fiscal quarter ended June 30, 2016. The director will be granted twenty-five thousand (25,000) Warrants upon filing of JayHawk Energy, Inc.’s Form 10-K for the fiscal year ended September 30, 2016.

JAYHAWK ENERGY, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues: For the three months ending March 31, 2016 and 2015, revenues reported as JayHawk's net working interest were $Nil and $41,902 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2016 and 2015, are disclosed in the following table:

	Volumes		Average Price		Gross Revenue
	2016	2015	2016	2015	2016	2015
Oil sales (in barrels)	-	2,653	-	$30.69	$-	$81,425
Gas sales (in thousand cubic feet)	-	-	-	-	-	-
Total gross receipts					-	81,425
Less: working and royalty interests					-	(37,648)
Less: severance taxes					-	(1,875)
Net revenues to Jayhawk					$-	$41,902

For the six months ending March 31, 2016 and 2015, revenues reported as JayHawk's net working interest were $Nil and $110,694 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective six month periods ended March 31, 2016 and 2015, are disclosed in the following table:

	Volumes		Average Price		Gross Revenue
	2016	2015	2016	2015	2016	2015
Oil sales (in barrels)	-	5,314	-	$40.53	$-	$215,390
Gas sales (in thousand cubic feet)	-	-	-	-	-	-
Total gross receipts					-	215,390
Less: working and royalty interests					-	(99,710)
Less: severance taxes					-	(4,986)
Net revenues to Jayhawk					$-	$110,694

Oil Revenues: As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

No oil was sold during the three and six months ended March 31, 2016.  For the three month period ending March 31, 2015, JayHawk sold a gross 2,653 barrels (Bbls).  For the six months ended March 31, 2015, JayHawk sold 5,314 barrels (Bbls).   This production was sold at average prices of $40.53/Bbl.  Volume of oil delivered during the three month period ending March 31, 2016 decreased by 2,653 barrels over the same timeframe in 2015.  Volumes of oil delivered during the six month period ending March 31, 2016 decreased by 5,314 barrels over the same timeframe in 2015.

The decrease in gross revenues is wholly attributable to the Company's conveyance of the Crosby, North Dakota wells to Vast Exploration, LLC, a related party.  The Company divested of its oil wells on September 1, 2015.

Gas Revenues:  Revenues derived from gas sales for the three months ended March 31, 2016 and 2015 were $Nil and $Nil, respectively. The Company suspended production in 2013 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future. The Company did not produce natural gas during the fiscal year ended September 30, 2015, due to low natural gas prices and significant costs associated with upgrading the meters at its Bourbon County tap head.  The average price received for the six- month period ending March 31, 2016 was $0.00 per mcf.  The average price received for the six-month period ending March 31, 2015 was $0.00 per mcf.   The Company will determine in fiscal year end September 30, 2017 whether it’s Kansas - Girard Project remains economically viable under current market conditions.

Exploration Expenses:  There were no exploration expenses incurred during the three and six months ended March 31, 2016 or 2015.

Operating Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.

The expenses associated with the Company’s North Dakota oil operations changed from $98,238 for the three months ending March 31 2015 to $2,802 for the three months ended March 31, 2016, a decrease of $126,324.

Total operating expenses for the three months ended March 31, 2016 and 2015 were $91,180 and $217,504, respectively.  The expenses are segregated as follows:

	Three months ended March 31, 2016				Three months ended March 31, 2015
	Crosby, ND	Girard, KS	G&A	Total
Direct regional costs	$-	$17,765	$-	$17,765	76,323
Loss on leases and equipment	-	-	-	-	-
Depreciation, depletion and amortization	-	4,427	-	4,427	31,631
General and administrative	-	-	62,822	62,822	105,534
North Dakota reclamation costs	-	-	-	-	-
Accretion of asset retirement obligations	2,802	3,364	-	6,166	4,016
	$2,802	$25,556	$62,822	$91,180	$217,504

North Dakota operating expenses for the six months ended March 31, 2016 and 2015 were $9,388 and $44,314, respectively.  The expenses are segregated as follows:

	Six months ended March 31, 2016				Six months ended March 31, 2015
	Crosby, ND	Girard, KS	G&A	Total
Direct regional costs	$(643)	$33,159	$-	$32,516	110,285
Loss on leases and equipment	-	-	-	-	-
Depreciation, depletion and amortization	4,427	4,427	-	8,854	62,900
General and administrative	-	-	108,337	108,337	213,334
North Dakota reclamation costs	-	-	-	-	2,306
Accretion of asset retirement obligations	5,604	6,728	-	12,332	8,032
	$9,388	$44,314	$108,337	$162,039	$396,857

General and Administrative Expenses:  General and administrative expenses decreased 40.5% or $42,712 to $62,822 for the three months ended March 31, 2016 from $105,534 for the comparable period ended March 31 2015.

	Three months ended March 31
	2016	2015	$ Change	Percent change

Compensation and payroll taxes	$15,000	$19,219	$(4,219)	(22.0%)
Directors fees	-	13,500	(13,500)	(100.0%)
Legal, professional and consulting	13,308	16,639	(3,331)	(20.0%)
Audit and public company expense	21,307	21,927	(620)	(2.8%)
Insurance	12,989	18,224	(5,235)	(28.7%)
Office and other general and administrative	218	16,025	(15,807)	(98.6%)
Total	$62,822	$105,534	$(42,712)	(40.5%)

Compensation and payroll taxes decreased $4,219 over the comparable period ending March 31, 2015.  Company management took no salary during the three months ended March 31, 2016, and all compensation related expenses were non-cash accruals.

Audit fees and public company expense increased for the three months ended March 31, 2016 by $620 over the comparable three months ended March 31 2015, primarily as a result of professional fees incurred in various corporate transactions throughout the fiscal period.  Legal, professional and consulting fees decreased $3,331for the three months ended March 31, 2016 compared to the three months ended March 31 2015.

Office and other general and administrative expenses decreased 98.6% or $15,807 to $218 for the three months ended March 31, 2016 from $16,025 for the comparable period ended March 31, 2015.

General and Administrative Expenses:  General and administrative expenses decreased 49.2% or $104,997 to $108,337 for the six months ended March 31, 2016 from $213,334 for the comparable period ended March 31 2015.

	Six months ended March 31,
	2016	2015	$ Change	Percent change

Compensation and payroll taxes	$24,000	$41,826	$(17,826)	(42.6%)
Directors fees	-	26,500	(26,500)	(100.0%)
Legal, professional and consulting	29,485	18,468	11,017	59.7%
Audit and public company expense	30,058	62,078	(32,020)	(51.6%)
Insurance	24,371	36,449	(12,078)	(33.1%)
Office and other general and administrative	423	28,013	(27,590)	(98.5%)
Total	$108,337	$213,334	$(104,997)	(49.2%)

Compensation and payroll taxes decreased $17,826 over the comparable six month period ending March 31, 2015.  Company management took no salary during the nine months ended March 31, 2016, and all compensation related expenses were non-cash accruals.

Audit fees and public company expense decreased for the six months ended March 31, 2016 by $32,020 over the comparable six months ended March 31 2015, primarily as a result of professional fees incurred in various corporate transactions throughout the fiscal period in 2015.  Legal, professional and consulting fees increased $11,017 for the six months ended March 31, 2016 compared to the six months ended March 31 2015.

Office and other general and administrative expenses decreased 98.5% or $27,590 to $423 for the nine months ended March 31, 2016 from $28,013 for the comparable period ended March 31, 2015.  The Company did not maintain or pay rent on a physical office space during 2016.

Other Income (Expense):  Detail of the aggregate of this classification for the three months ended March 31, 2016 and 2015, respectively, is disclosed in the following table:

	Three months ended March 31,
	2016	2015	$ Change	Percent change

Net interest and financing costs	$(7,109)	$(71,351)	$64,242	(90.0%)
Net interest, related party	(56,619)	-	(56,619)	N/A
Amortization of debt discount	(30,000)	(30,000)	-	0.0%
Gain (loss) on change in fair value of conversion option derivative	-	(53,534)	53,534	(100.0%)
Gain on change in fair value of warrant derivative	(2,299)	(1,329)	(970)	73.0%
Total	$(96,027)	$(156,214)	$60,187	(74.8%)

Total interest expense decreased $7,623 during the three months ended March 31, 2016 compared to the three months ended March 31 2015.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of limited excess cash availability for investment.

The Company had no conversion option derivative for the three months ended March 31, 2016 and, consequently, the associated expense decreased by $53,534 compared to the three months ended March 31, 2015.

Detail of the aggregate of this classification for the six months ended March 31, 2016 and 2015, respectively, is disclosed in the following table:

	Six months ended March 31,
	2016	2015	$ Change	Percent change

Net interest and financing costs	$(11,609)	$(108,836)	$97,227	(89.3%)
Net interest, related party	(96,346)	-	(96,346)
Amortization of debt discount	(60,000)	(60,000)	-	0.0%
Loss on settlement of liabilities	(274,349)	-	(274,349)	-
Gain on change in fair value of conversion option derivative	-	378,484	(378,484)	(100.0%)
Gain on change in fair value of warrant derivative	263	14,111	(13,848)	(98.1%)
Total	$(442,041)	$223,759	$(665,800)	(297.6%)

Total interest expense decreased $881 during the six months ended March 31, 2016 compared to the six months ended March 31 2015.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year as a result of limited excess cash availability for investment.

The Company had no conversion option derivative for the six months ended March 31, 2016 and, consequently, the associated gain on change in fair value of the derivative liability decreased by $378,484 compared to the six months ended March 31, 2015.

Vast Exploration, LLC, a related party, assumed liabilities in consideration of warrants to purchase shares of common stock of the Company, which resulted in a loss on settlement of liabilities of $274,349 during the six months ended March 31, 2016.

Liquidity and Capital Resources.

At March 31, 2016 and 2015, the Company's cash balances were $255 and $161, respectively.  The Company's accounts receivable totaled $Nil and $16,675 respectively.

The Company's working capital deficit (current liabilities less current assets) was $2,179,592 at March 31, 2016 of which $470,439 is in the form of convertible debentures which are currently due.  At March 31, 2015, the Company's working capital deficit was $2,868,151, of which $1,038,687 of convertible debentures were due in the current year and in default.

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

Cash Flows:  Net cash provided by operations decreased primarily due to less cash being received for the Company’s crude oil sales associated with improved ability to deliver oil to market.   Decline in oil prices adversely affected revenues and costs of workovers on the North Dakota – Crosby Project hampered gross margin.   For the six months ending at March 31, 2016, cash used by operating activities exceeded cash provided by operating activities by $165,934.  For the six months ending at March 31 2015, cash used by operating activities exceeded cash provided by operating activities by $171,446.

Cash flows used by investing activities for the six months ended March 31, 2016 and 2015, respectively, was $52 and $Nil.

The Cash flows provided (used) by financing activities were $166,241 and ($5,653) for the six months ended March 31, 2016 and 2015, respectively.   The Company entered into a Line of Credit agreement with related party Vast Exploration, LLC as a means to provide cash flow for ongoing capital needs of the Company.

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

Subsequent to the report date covering the period ending March 31, 2016, on August 29, 2016, the complaint by the North Dakota Industrial Commission was dismissed without prejudice.  Consequently, the contingency related to reclamation of the Jenks and Knudsen well sites has been relieved.

At March 31, 2016, the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

Off Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures – In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, JayHawk’s management concluded, as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2016,  the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

 (b) Changes in Internal Controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company has outstanding, convertible debentures in the outstanding principal amount, as of March 31, 2016, of $470,439 (See Note 8 Convertible Debentures).   The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

Item 4.  Mining Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1

Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

31.2

Rule 13a - 14(a) / 15d - 14(a) Certification of CFO

32.1

Section 1350 Certification of CEO

32.2

Section 1350 Certification of CFO

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

* To be filed by amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Nevada corporation

Date: December 23, 2016	By:	/s/ Scott Mahoney
Scott Mahoney Interim President and Interim Chief Executive Officer (Principal Executive Officer)