Form 10-Q
period 2016-06-30
Jayhawk Energy, Inc.
filed 2016-12-23
CIK 1308710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016. OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934;

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

Quarterly Period June 30, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

Item 1. Financial Statements.

4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

27

Item 4. Controls and Procedures.

27

PART II — OTHER INFORMATION

28

Item 1. Legal Proceedings.

28

Item 1A. Risk Factors.

29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.  Defaults Upon Senior Securities.

29

Item 4.  Mining Safety Disclosures.

29

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	June 30, 2016	September 30, 2015
ASSETS	(Unaudited)	As revised (Note 18)
CURRENT ASSETS
Cash	$3,289	$-
Other current assets	-	13,342
TOTAL CURRENT ASSETS	3,289	13,342
PROPERTY AND EQUIPMENT
Unproved properties, net (NOTE 4)	172,249	185,523
NET PROPERTY AND EQUIPMENT	172,249	185,523
RECLAMATION BONDS	150,527	150,450
TOTAL ASSETS	$326,065	$349,315

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$774,357	$804,965
Due to working and royalty interests	-	472,993
Accrued interest related party	401,037	251,579
Other payables, interest and taxes accrued	115,663	89,014
Convertible line of credit related party (NOTE 7)	380,014	170,285
Convertible debentures related party (NOTE 8)	470,439	470,439
Current portion of promissory notes payable (NOTE 10)		264,582
Current portion of promissory notes payable, related party (NOTE 10)		264,582
TOTAL CURRENT LIABILITIES	2,285,288	2,523,857
LONG TERM LIABILITIES
Convertible debenture, net (NOTE 8)	83,333	53,333
Convertible debentures, related party, net (NOTE 8)	166,667	106,667
Promissory notes payable (NOTE 10)	-	42,293
Promissory note payable, related party (NOTE 10)	79,785	110,781
Warrant derivative liability (NOTE 9)	1,550	4,861
Asset retirement obligation	226,510	245,792
TOTAL LONG TERM LIABILITIES	557,845	563,727
TOTAL LIABILITIES	2,843,133	3,087,584
COMMITMENTS AND CONTINGENCIES (NOTE 18)
STOCKHOLDERS’ DEFICIT
Preferred Stock, $.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.001 par value; 200,000,000 shares authorized; 199,875,629 shares issued and outstanding (NOTE 12 and 20)	199,876	199,876
Additional paid in capital	25,752,725	24,801,020
Accumulated deficit	(28,469,669)	(27,739,165)
TOTAL STOCKHOLDERS’ DEFICIT	(2,517,068)	(2,738,269)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$326,065	$349,315

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY STATEMENTS OF OPERATIONS – UNAUDITED
	Three months ended June 30,			Nine months ended June 30,
	2016		2015	2016		2015
REVENUE – Oil sales		$-	$67,720		$-	$178,414

OPERATING EXPENSE
Production costs-oil		-	65,629		(643)	168,810
Production costs-natural gas		15,912	330		49,071	7,434
Depreciation, depletion and amortization		4,420	32,748		13,274	95,648
Loss on leases and equipment		-	11,528		-	11,528
Accretion of asset retirement obligation		6,166	4,016		18,498	12,048
North Dakota reclamation		-	-		-	2,306
General and administrative		13,078	178,621		121,415	391,955
TOTAL OPERATING EXPENSES		39,576	292,872		201,615	689,729
OPERATING LOSS		(39,576)	(225,152)		(201,615)	(511,315)
OTHER INCOME (EXPENSE)
Interest and financing costs		(6,731)	(858,086)		(18,340)	(966,922)
Interest expense, related parties		(53,165)	-		(149,511)	-
Amortization of debt discount		(30,000)	(30,000)		(90,000)	(90,000)
Loss on settlement of liabilities		-	284,750		(274,349)	284,750
Gain (loss) on extinguishment and conversion of debt		-	(1,179,688)		-	(1,179,688)
Gain (loss) on change in fair value of conversion option derivative		-	11,105		-	389,589
Gain (loss) on change in fair value of warrant derivative		3,048	(3,759)		3,311	10,352
TOTAL OTHER INCOME (EXPENSE)		(86,848)	(1,775,678)		(528,889)	(1,551,919)

INCOME (LOSS) BEFORE INCOME TAX		(126,424)	(2,000,830)		(730,504)	(2,063,234)

Provision for income taxes		-	-		-	-
NET LOSS		$(126,424)	$(2,000,830)		$(730,504)	$(2,063,234)

Basic and diluted loss per share	$	(Nil)	$(0.01)	$	(Nil)	$(0.02)

Basic and diluted weighted average number shares outstanding		199,875,629	159,977,347		199,875,629	106,909,676

The accompanying notes are an integral part of these financial statements.

JAYHAWK ENERGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
	For the nine months ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(730,504)	$(2,063,234)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation, depletion and amortization	13,274	95,648
Accretion of asset retirement obligation	18,498	12,048
Non-cash financing costs	-	841,585
Amortization of debt discount	90,000	90,000
Loss on leases and equipment	-	11,528
Loss on extinguishment and conversion of debt	-	1,179,688
(Gain) loss on change in fair value of conversion option derivative	-	(389,589)
Gain on change in fair value of warrant derivative	(3,311)	(10,352)
Loss on settlement of liabilities	274,349	(284,750)
Change in operating assets and liabilities:
Trade accounts receivable		22,606
Prepaid expenses, and other current assets	13,342	5,909
Accounts payable	(14,083)	(23,866)
Asset retirement obligation for North Dakota reclamation	(37,780)	-
Due to working and royalty interest holders	-	22,877
Accrued interest, related party	149,459	235,710
Other payables, interest and taxes accrued	23,740	60,929
Net cash used by operating activities	(203,016)	(193,263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Reclamation bonds	(77)	-
Net cash used by investing activities	(77)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on promissory notes	(3,347)	(23,182)
Changes in checks written and payable	-	2,413
Borrowings under convertible line of credit, related party	209,729	-
Proceeds from convertible debentures	-	36,933
Net cash provided by financing activities	206,382	16,164
Net increase (decrease) in cash	3,289	(177,099)
CASH AT BEGINNING OF PERIOD	-	177,260
CASH AT END OF PERIOD	$3,289	$161

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Due to working interest holders converted to promissory notes	$-	$175,425
Accounts payable converted to promissory notes	10,393	34,162
Due to working interest and royalty holders assigned for warrants	471,669	-
Promissory note assigned for warrants	198,229	-
Proceeds from convertible debentures allocated to conversion option	-	828,211
Common stock issued for conversion of debentures	-	359,287
Common stock issued for forgiveness of directors’ fees	-	6,000

The accompanying notes are an integral part of these financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2016.

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

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses since inception.  As of June 30, 2016, the Company has limited financial resources with which to achieve the objectives and obtain profitability and positive cash flows.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of   $28,469,669 and a net loss of $730,504 for the nine months ended June 30, 2016, and as of that date the Company's current liabilities exceeded its current assets by $2,281,999.  Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to locate profitable energy properties and generate revenue from current and planned business operations, and control costs.  The Company plans to fund its future operations by joint venturing, obtaining additional financing from investors, and/or lenders, and attaining additional commercial production.  However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.  The financial statements do not include adjustments relating to the recoverability of recorded assets nor the settlement of liabilities should the Company be unable to continue as a going concern.

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

The potential dilutive effect of convertible and outstanding securities as of June 30, 2016 and 2015 would be as follows:

	June 30, 2016	June 30, 2015
Stock options	1,150,000	3,400,000
Convertible debt		136,753,350
Convertible line of credit		-
Warrants		16,000,000
TOTAL POSSIBLE DILUTION		156,153,350

At June 30, 2016 and 2015, the effect of the Company's outstanding options and common stock equivalents would have been anti-dilutive.

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

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, reclamation bonds, and promissory notes payable approximate fair value due to their limited time to maturity or ability to immediately convert them to cash in the normal course.   The approximate fair value of the convertible debentures and convertible line of credit based upon the number of shares into which the debentures are convertible is $1,585,189 using the current market price per share of stock at June 30, 2016.

The table below sets forth the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016, and September 30, 2015, respectively, and the fair value calculation input hierarchy that the Company has determined has applied to each asset and liability category.

	June 30, 2016	September 30, 2015	Input Hierarchy Level
Assets:
Cash	$3,289	$-	Level 1
Liabilities:
Warrant derivative liability	1,550	4,861	Level 2

NOTE 4 – UNPROVED PROPERTIES AND IMPAIRMENT

The total of the Company's investment in unproved properties and equipment at June 30, 2016 and 2015, consists of the following capitalized costs respectively:

	June 30, 2016	September 30, 2015
UNPROVED AND DEVELOPED PROPERTIES
Kansas Girard Project
Field equipment – Jayhawk Gas Transport Company	$2,605,871	$2,605,871
Field equipment – Girard	579,027	579,027
Capitalized drilling costs	684,696	684,696
Subtotal	3,869,594	3,869,594
Less accumulated impairments	(2,432,087)	(2,432,087)
Less accumulated depreciation, depletion and amortization	(1,265,258)	(1,251,984)
TOTAL UNPROVED PROPERTIES	$172,249	$185,523

The Company’s Kansas properties are currently not producing.  Management intends to evaluate the prospects of returning to production during the subsequent fiscal year and determine the economic viability of the project thereafter.  For the three and nine months ended June 30, 2016, the Company performed an analysis to determine whether the carrying amounts in its financial statements exceeded the present value of the expected revenues directly associated with the Girard, Kansas property.  Management determined that the net value reflected in the financial statements did not exceed the present value of such revenues.

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

	June 30, 2016	September 30, 2015
Reclamation bonds	$150,527	$150,450
TOTAL RECLAMATION BONDS	$150,527	$150,450

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

On September 25, 2015, the Company entered into a Second Line of Credit Modification Agreement with Vast Exploration (“Second Modification Agreement”).  The Second Modification Agreement amends the conversion price in the Loan to a non-variable conversion price of $0.005 per share of common stock. Advances related to reclamation of North Dakota properties (Note 18) may be converted at a non-variable conversion price of $0.0025 per share of common stock.

On June 30, 2016, Vast Exploration, LLC gave notice to the Company that the $150,000 Revolving Line of Credit Note (“Line of Credit”) entered into between the parties on June 30, 2015 would not be renewed past the maturity date of the Line of Credit and that the final date for determining the principal and interested owed to Vast Exploration on the Line of Credit would be June 30, 2016.

As of June 30, 2016, the Loan balance was $380,014. The balance of accrued interest on the Loan at June 30, 2016 was $59,308 and is included in “accrued interest, related parties”.  The balance of the Loan and accrued interest thereon was convertible to 175,728,792 shares of the Company’s common stock based on the amended conversion price.

NOTE 8 – CONVERTIBLE DEBENTURES

The Company’s related party convertible debentures and accrued interest consist of the following:

	June 30, 2016	September 30, 2015
2010 Vast Exploration – 18% interest, currently in default	$470,439	$470,439
2014 Vast Exploration – 10% interest, due on June 3, 2019	400,000	400,000
Total principal	870,439	870,439
Unamortized discount	(233,333)	(293,333)
Subtotal	637,106	577,106
Less current portion	(470,439)	(470,439)
Long term portion	$166,667	$106,667

Accrued interest payable – related party	$326,610	$232,599

Number of shares of common stock into which the notes are convertible		110,303,800

The Company’s non-related party convertible debentures and accrued interest consist of the following:

	June 30, 2016	September 30, 2015
Convertible debenture – 10% interest, due June 3, 2019	$200,000	$200,000
Unamortized discount	(116,667)	(146,667)
Subtotal	83,333	53,333
Less current portion	-	-
Long term portion	$83,333	$53,333

Accrued interest payable	$42,027	$27,014

Number of shares of common stock into which the notes are convertible	24,202,741	22,701,370

The debentures are collateralized by all Company assets located in the State of Kansas and all of the Company’s rights in JayHawk Gas Transportation Corporation, a wholly owned subsidiary.

As of June 30, 2016, there remains a total of $350,000 of unamortized discount on the issuance of the 2014 convertible debentures.

At June 30, 2016, principal payments on the convertible debentures are due as follows:

	Related party	Non-related party	Total
Year ending June 30, 2017	$470,439	$-	$470,439
Year ending June 30, 2018	-	-	-
Year ending June 30, 2019	400,000	200,000	600,000
TOTAL CONVERTIBLE DEBENTURES	$870,439	$200,000	$1,070,439

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

Warrant Derivative

Stock purchase warrants were also issued with the convertible debentures (Note 8).   Provisions contained within these warrants require the warrants to be accounted for as derivatives.    At June 30, 2016 and 2015, respectively, the fair value of warrant derivative liability was estimated using the Black-Scholes option pricing model using the following weighted average assumptions:

	June 30, 2016	September 30, 2015
Stock price	$0.0050	$0.0076
Risk-free interest rate	0.36%	0.56%
Expected term	0.63 years	1.88 years
Expected volatility	269.80%	274.30%
Fair value of warrant derivative units	$0.0016	$0.0016

Below is detail of the change in warrant derivative liability balance for three months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,
	2016	2015

Beginning balance	$4,598	$10,586
Net change in fair value of warrant derivative liability	(3,048)	3,759
Ending balance	$1,550	$14,345

Below is detail of the change in warrant derivative liability balance for nine months ended June 30, 2016 and 2015, respectively:

	Nine months ended June 30,
	2016	2015

Beginning balance	$4,861	$24,697
Net change in fair value of warrant derivative liability	(3,311)	(10,352)
Ending balance	$1,550	$14,345

NOTE 10 – PROMISSORY NOTES

On July 12, 2014, the Company entered into a promissory note for $46,642 with a working interest partner.  The Company was scheduled to make seven monthly payments in the amount of $2,500 and subsequently make ten monthly payments in the amount of $2,914.  At March 31, 2016, the balance due on the note was $31,642. The Company is currently in default on the terms of the promissory note.  The balance of $31,642 is included under “Current portion of promissory notes payable” at June 30, 2016.

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

On February 12, 2015, the Company entered into a promissory note for $49,696 with a vendor which included accounts payable of $34,162 and additional interest of $15,534 which was recognized as expense.  The Company was scheduled to make one payment of $5,000, thirty-eight monthly payments in the amount of $1,500 and subsequently make one monthly payments in the amount of $1,378.  The note bears interest at 8% per annum. The note is currently in default.  At June 30, 2016, the balance due on the note was $37,790 and is included under “Current portion of promissory notes payable”.

On August 28, 2015, the Company entered into a promissory note for $37,892 as settlement of payable to a service provider.  The Company is scheduled to make twenty-four monthly payments in the amount of $1,579.   The note is non-interest bearing.  At March 31, the balance due on the note was $33,155.  The promissory note is currently in default and the balance is included in “Current portion of promissory notes payable” at June 30, 2016.

The Company’s non-related party promissory notes and accrued interest consist of the following:

	June 30, 2016	September 30, 2015
July 2014 working interest note – 0% interest rate, currently in default	$31,642	$31,642
January 2015 working interest note – 6% interest rate	-	201,139
February 2015 vendor note – 8% interest rate, currently in default	37,790	37,790
August 2015 vendor note – 0% interest rate	33,155	36,304
Total principal	102,587	306,875
Less current portion	(102,587)	(264,582)
Long term portion	$-	$42,293

Accrued interest payable – promissory notes, non-related party	$2,269	$-

On October 1, 2015, the Company entered into a separation agreement with an executive which included provisions referencing execution of a promissory note in consideration of accrued compensation at September 30, 2015 in the amount of $110,781.  The promissory note was subsequently executed on or about December 1, 2015. The former Company officer was appointed to the Board of Directors, therefore is classified as a related party. The note accrues interest at 5% per annum with monthly interest-only payments through September 30, 2016.  The Company is scheduled to make twenty-four monthly payments beginning no later than October 31, 2016. In the event of default, the note bears interest at 18%.  As of June 30, 2016, the accrued interest on the note, including default interest provisions, is $14,969.

On February 29, 2016, the Company entered into a promissory note with a member of the Company’s board of directors, a related party, in consideration of the director paying a trade payable on behalf of the Company.  The promissory note was in the amount of $10,393 and accrues interest at 6% per annum.  The Company is scheduled to make thirty-six monthly payments of $250 beginning no later than March 31, 2016 and one payment of $2,602 on March 31, 2019.  At June 30, 2016, the accrued interest on the note is $150.

	June 30, 2016	September 30, 2015
October 1, 2015 – 5% interest rate, interest payments currently in default	$110,781	$-
February 29, 2016 – 6% interest rate	10,195	-
Total principal	120,976	-
Less current portion	(41,191)	-
Long term portion	$79,785	$-

Accrued interest payable – promissory notes, related party	$15,119	$-

At June 30, 2016, principal payments on these notes are due as follows:

	Related party	Non-related party	Total
Year ending June 30, 2017	$41,191	$102,587	$
Year ending June 30, 2018	55,697	-		55,697
Year ending June 30, 2019	24,088	-		24,088
TOTAL PROMISSORY NOTES	$120,976	$102,587		$223,563

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

The amount of the increase in the obligation is charged to accretion expense and for the three months ended June 30, 2016 and 2015, was computed to be $6,166 and $4,016, respectively.  The amount of the increase in the obligation is charged to accretion expense and for the six months ended June 30, 2016 and 2015, was computed to be $18,498 and $12,048, respectively.  The Company expended $37,780 of reclamation work related to asset retirement obligation in North Dakota during the nine months ended June 30, 2016.

The Company conveyed ownership of all rights in its North Dakota properties to Vast Exploration, LLC but maintained responsibility for reclamation and asset retirement obligations on two well sites.  As of June 30, 2016, a pending complaint from the State of North Dakota remained in effect, and consequently, the Company could be held liable for additional remediation and asset retirement obligations on the Jenks and Knudsen leases (Note 16).

As of June 30, 2016, the remaining balance on the Company’s North Dakota Asset Retirement Obligation liability is $105,775. The remaining balance on the Company’s Kansas Asset Retirement Obligation liability is $120,735 as of June 30, 2016.

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

There have been no new issuances of shares of common stock for the three months ended June 30, 2015.

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

The following table reflects the summary of changes during the periods ended September 30, 2015 and June 30, 2016:

	Number of shares under options	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Balance outstanding and exercisable, September 30, 2014	4,000,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(600,000)	(0.01)	-
Balance outstanding and exercisable, September 30, 2015	3,400,000	$0.01	$-
Issued	-	-	-
Exercised	-	-	-
Forfeited	(2,250,000)	(0.01)	-
Balance outstanding and exercisable, June 30, 2016	1,150,000	$0.01	$-

At June 30, 2016, all 1,150,000 options outstanding are fully vested and exercisable at $0.01 per share and have a weighted average remaining term of 2.28 years.  As of June 30, 2016, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The Company recognized no compensation cost related to options vested during the three and nine months ended June 30, 2016 and 2015, respectively.

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

On October 8, 2015, the Company granted 94,333,678 Warrants to Vast Exploration, LLC pursuant to the Warrant Purchase Agreement.   The Warrants were granted in consideration of Vast Exploration’s assumption of certain Company liabilities totaling approximately $471,668.  The warrants may be exercised any time after October 8, 2015 until the close of business on October 7, 2020 for $0.005 per share.  The fair value of the warrants issued was $702,511 based on Black Scholes inputs of: Volatility – 234.87%, Risk-free rate – 1.4%, Estimated life – 5 years, Stock price - $0.0075, Exercise Price - $0.005. The fair value of the warrants issued was $702,511 at the date of issuance.  The Company recognized a loss on the settlement of liabilities in the amount of $230,843 (Note 17).

On November 3, 2015, the Company granted 39,645,872 Warrants to Vast Exploration, LLC and/or assigns pursuant to the Warrant Purchase Agreement.  The Warrants were granted in consideration of Vast Exploration’s elimination of certain Company liabilities totaling approximately $198,229.  The warrants may be exercised any time after November 3, 2015 until the close of business on November 3, 2020 for $0.005 per share.  The fair value of the warrants issued was $249,194 based on Black Scholes inputs of: Volatility – 269.5%, Risk-free rate – 1.59%, Estimated life – 5 years, Stock price - $0.0063, Exercise Price - $0.005   The Company recognized a loss on the settlement of liabilities in the amount of $50,965 (Note 17).

A summary of activity of the Company's share purchase and broker warrants outstanding at June 30, 2016 is presented as follows:

	Broker Warrants	Weighted Average Exercise Price	Share Purchase Warrants	Weighted Average Exercise Price
Balance outstanding, September 30, 2014	1,000,000	$0.06	2,777,778	$0.05
Forfeited or expired	-		(2,777,778)	(0.05)
Exercised	-	-	-	-
Granted	-	-	15,000,000	0.001
Balance outstanding, September 30, 2015	1,000,000	$0.06	15,000,000	$0.001
Forfeited or expired	-
Exercised	-	-	-	-
Granted	-	-	133,979,550	0.005
Balance outstanding, June 30, 2016	1,000,000	$0.06	148,979,550	$0.005

The following table reflects the composition of the Company’s outstanding warrants as of June 30, 2016:

Issuance date	Number of warrants	Exercise price		Expiration date	Remaining life (years)
February 15, 2012	1,000,000	$0.06		February 15, 2017	0.63
April 16, 2015	15,000,000	$0.001		March 17, 2020	3.72
October 8, 2015	94,333,678	$0.005		October 8, 2020	4.27
November 3, 2015	39,645,872	$0.005		November 3, 2020	4.35
Balance outstanding, June 30, 2016	149,979,550	$0.005	(a)		4.21	(a)

(a)– Weighted average

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

Vast Exploration is a controlling shareholder of the Company, the contract operator of the Company’s oil and gas properties and an affiliate of Vast Petroleum Corp. – an entity that entered into a joint development agreement for the Company’s oil and gas operations in Kansas in May 2014. Vast Petroleum Corp. was not a party to the Agreements. The Chairman of the Board of Directors for the Company, is the individual who possesses voting and dispositive authority on behalf of Vast Exploration. Acting in his capacity of Chairman of the Board of the Company, he recused himself from voting on the approval of the Contract Operating Agreement, which was subsequently approved by the remaining members of the Company’s Board of Directors. The monthly fee of $5,000 due to Vast Exploration related to the Contract Operating Agreement is included as an advance on the Line of Credit.

For the three months ended June 30, 2016, Vast Exploration, LLC billed the Company $15,000, the balance of which is included in “Convertible Line of Credit, related party” and was charged to “production expense – natural gas”.  For the nine months ended June 30, 2016, Vast Exploration, LLC billed the Company $45,000, the balance of which is included in “Convertible Line of Credit, related party” and was charged to “production expense – natural gas”.

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

Net loss on settlement of liabilities for the three and nine months ended June 30, 2016 was $Nil and $274,349, respectively.

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

The Company will execute a convertible promissory note with a face value of $177,173US to the director and/or assigns; the note will have a term of four (4) years and an interest rate of null (0%) and includes certain interest penalties in the event a default occurs and is secured by a pledge of 350,000 shares of the Company’s common stock (“Note”).   The Note is convertible into shares of the Company’s common stock at a rate equal to the lesser of: (a) the conversion rate provided to a plurality of investors in the Company’s first round of financing wherein the Company raises at least $300,000 following the completion of its contemplated 100:1 reverse split of its securities, or (b) the closing price on the first day of trading immediately following the Company’s 100:1 reverse split. The Note has an effective date of December 20, 2016 (“Effective Replacement Note Date”).

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues: For the three months ending June 30, 2016 and 2015, revenues reported as JayHawk's net working interest were $Nil and $67,720 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective three month periods of 2016 and 2015, are disclosed in the following table:

	Volumes		Average Price		Gross Revenue
	2016	2015	2016	2015	2016	2015
Oil sales (in barrels)	-	3,062	-	$42.75	$-	$130,909
Gas sales (in thousand cubic feet)	-	-	-	-	-	-
Total gross receipts					-	130,909
Less: working and royalty interests					-	(59,207)
Less: severance taxes					-	(3,982)
Net revenues to Jayhawk					$-	$67,720

For the nine months ending June 30, 2016 and 2015, revenues reported as JayHawk's net working interest were $Nil and $178,414 respectively.  The comparative volume of oil and gas delivered and the average prices received during each of the two respective nine  month periods ended June 30, 2016 and 2015, are disclosed in the following table:

	Volumes		Average Price		Gross Revenue
	2016	2015	2016	2015	2016	2015
Oil sales (in barrels)	-	8,376	-	$41.34	$-	$346,299
Gas sales (in thousand cubic feet)	-	-	-	-	-	-
Total gross receipts					-	346,299
Less: working and royalty interests					-	(158,917)
Less: severance taxes					-	(8,968)
Net revenues to Jayhawk					$-	$178,414

Oil Revenues: As commented in Note 2 of the Notes to Consolidated Financial Statements above, the Company recognizes revenues only to the extent of its net working interest, which is the remainder after deduction of the outside working and royalty interests.

No oil was sold during the three and nine months ended June 30, 2016.  For the three-month period ending June 30, 2015, JayHawk sold a gross 3,062 barrels (Bbls).  For the nine months ended June 30, 2015, JayHawk sold 8,376 barrels (Bbls).   This production was sold at average prices of $41.34/Bbl.  Volume of oil delivered during the three-month period ending June 30, 2016 decreased by 3,062 barrels over the same timeframe in 2015.  Volumes of oil delivered during the nine month period ending June 30, 2016 decreased by 8,376 barrels over the same timeframe in 2014.

The decrease in gross revenues is wholly attributable to the Company's conveyance of the Crosby, North Dakota wells to Vast Exploration, LLC, a related party.  The Company divested of its oil wells on September 1, 2015.

Gas Revenues:  Revenues derived from gas sales for the three months ended June 30, 2016 and 2015 were $Nil and $Nil, respectively. The Company suspended production in 2013 with the intent of re-starting operations in Kansas in anticipation of increased natural gas prices at some point in the future. The Company did not produce natural gas during the fiscal year ended September 30, 2015, due to low natural gas prices and significant costs associated with upgrading the meters at its Bourbon County tap head.  The average price received for the nine - month period ending June 30, 2016 was $0.00 per mcf.  The average price received for the nine -month period ending June 30, 2015 was $0.00 per mcf.   The Company will determine in fiscal year end September 30, 2017 whether it’s Kansas - Girard Project remains economically viable under current market conditions.

Exploration Expenses:  There were no exploration expenses incurred during the nine months ended June 30, 2016 or 2015.

Operating Expenses:  Production expenses are comprised of field labor, maintenance, chemicals, fuel, and salt water disposal, less amounts charged other working interests in the particular wells.

The expenses associated with the Company’s North Dakota oil operations changed from $103,418 for the three months ending June 30 2015 to $2,802 for the three months ended June 30, 2016, a decrease of $100,616.

Total operating expenses for the three months ended June 30, 2016 and 2015 were $39,576 and $292,872, respectively.  The expenses are segregated as follows:

	Three months ended June 30, 2016				Three months ended June 30, 2015
	Crosby, ND	Girard, KS	G&A	Total
Direct regional costs	$-	$15,912	$-	$15,912	65,959
Loss on leases and equipment	-	-	-	-	11,528
Depreciation, depletion and amortization	-	4,420	-	4,420	32,748
General and administrative	-	-	13,078	13,078	178,621
North Dakota reclamation costs	-	-	-	-	-
Accretion of asset retirement obligations	2,802	3,364	-	6,166	4,016
	$2,802	$23,696	$13,078	$39,576	$292,872

Total operating expenses for the nine months ended June 30, 2016 and 2015 were $201,615 and $689,729, respectively.  The expenses are segregated as follows:

	Nine months ended June 30, 2016				Nine months ended June 30, 2015
	Crosby, ND	Girard, KS	G&A	Total
Direct regional costs	$(643)	$49,071	$-	$48,428	176,244
Loss on leases and equipment	-	-	-	-	11,528
Depreciation, depletion and amortization	-	13,274	-	13,274	95,648
General and administrative	-	-	121,415	121,415	391,955
North Dakota reclamation costs	-	-	-	-	2,306
Accretion of asset retirement obligations	8,406	10,092	-	18,498	12,048
	$7,763	$72,437	$121,415	$201,615	$689,729

General and Administrative Expenses:  General and administrative expenses decreased 92.7% or $165,543 to $13,078 for the three months ended June 30, 2016 from $178,621 for the comparable period ended June 30 2015.

	Three months ended June 30
	2016	2015	$ Change	Percent change

Compensation and payroll taxes	$15,000	$145,781	$(130,781)	(89.7%)
Legal, professional and consulting	206	12,913	(12,707)	(98.4%)
Audit and public company expense	(2,278)	5,635	(7,913)	(140.4%)
Insurance	-	12,990	(12,990)	(100.0%)
Office and other general and administrative	150	1,302	(1,152)	(88.5%)
Total	$13,078	$178,621	$(165,543)	(92.7%)

Compensation and payroll taxes decreased $130,781 over the comparable period ending June 30, 2015.  Company management took no salary during the three months ended June 30, 2016, and all compensation related expenses were non-cash accruals.  The Company incurred certain change of control provisions in executive compensation agreements during the three months ended June 30, 2015 that did not recur during the three months ended June 30, 2016.

Audit fees and public company expense decreased for the three months ended June 30, 2016 by $7,913 over the comparable three months ended June 30 2015, as the Company deferred filing certain reports during the period for lack of financial resources.

Office and other general and administrative expenses decreased 88.5% or $1,152 to $150 for the three months ended June 30, 2016 from $1,302 for the comparable period ended June 30, 2015.

General and Administrative Expenses:  General and administrative expenses decreased 69.0% or $270,540 to $121,415 for the nine months ended June 30, 2016 from $391,955 for the comparable period ended June 30 2015.

	Nine months ended June 30,
	2016	2015	$ Change	Percent change

Compensation and payroll taxes	$39,000	$187,607	$(148,607)	(79.2%)
Directors fees	-	26,500	(26,500)	(100.0%)
Legal, professional and consulting	29,691	31,381	(1,690)	(5.4%)
Audit and public company expense	27,780	67,713	(39,933)	(59.0%)
Insurance	24,371	49,439	(25,068)	(50.7%)
Office and other general and administrative	573	29,315	(28,742)	(98.0%)
Total	$121,415	$391,955	$(270,540)	(69.0%)

Compensation and payroll taxes decreased $148,607 over the comparable nine-month period ending June 30, 2015.  Company management took no salary during the nine months ended June 30, 2016, and all compensation related expenses were non-cash accruals during the current fiscal period.

Audit fees and public company expense decreased for the nine months ended June 30, 2016 by $39,933 over the comparable nine  months ended June 30 2015, as the Company deferred filing certain reports during the period for lack of financial resources.  Legal, professional and consulting fees decreased $1,690 for the nine months ended June 30, 2016 compared to the nine months ended June 30 2015.

Office and other general and administrative expenses decreased 98.0% or $28,742 to $573 for the nine months ended June 30, 2016 from $29,315 for the comparable period ended June 30, 2015.  The Company did not maintain or pay rent on a physical office space during 2016 and was delinquent in insurance premiums for the period.

Other Income (Expense):  Detail of the aggregate of this classification for the three months ended June 30, 2016 and 2015, respectively, is disclosed in the following table:

	Three months ended June 30,
	2016	2015	$ Change	Percent change

Net interest and financing costs	$(6,731)	$(845,702)	$838,971	(99.2%)
Net interest, related party	(53,165)	(12,384)	(40,781)	329.3%
Amortization of debt discount	(30,000)	(30,000)	-	0.0%
Gain on settlement of liabilities	-	284,750	(284,750)	-
Loss on extinguishment and conversion of debt	-	(1,179,688)	1,179,688	(100.0%)
Gain on change in fair value of conversion option derivative	-	11,105	(11,105)	(100.0%)
Gain (loss) on change in fair value of warrant derivative	3,048	(3,759)	6,807	(181.1%)
Total	$(86,848)	$(1,775,678)	$1,688,830	95.1%

Net interest and financing costs decreased $838,971 during the three months ended June 30, 2016 compared to the three months ended June 30 2015.  Several one-time financing transactions related to recognition of default interest on debentures did not recur in the current fiscal period.   Net interest, related party expense increased $40,781 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 because a related party held debentures for the entire fiscal quarter in 2016.  Additionally, interest expense is reported net of interest income, of which there was a minimal amount reported in the current year because of limited excess cash availability for investment.

The Company had no conversion option derivative for the three months ended June 30, 2016 and, consequently, the associated gain decreased by $11,105 compared to the three months ended June 30, 2015.

Detail of the aggregate of this classification for the nine months ended June 30, 2016 and 2015, respectively, is disclosed in the following table:

	Nine months ended June 30,
	2016	2015	$ Change	Percent change

Net interest and financing costs	$(18,340)	$(966,922)	$948,582	(98.1%)
Net interest, related party	(149,511)		(149,511)
Amortization of debt discount	(90,000)	(90,000)	-	0.0%
Gain (loss) on settlement of liabilities	(274,349)	284,750	(559,099)	-
Loss on extinguishment and conversion of debt	-	(1,179,688)	1,179,688	(100.0%)
Gain on change in fair value of conversion option derivative	-	389,589	(389,589)	(100.0%)
Gain on change in fair value of warrant derivative	3,311	10,352	(7,041)	(68.0%)
Total	$(528,889)	$(1,551,919)	$1,023,030	(65.9%)

Total interest expense decreased $799,071 during the nine months ended June 30, 2016 compared to the nine months ended June 30 2015.

During the nine months ended June 30, 2015, the former President, Chief Executive Officer and Chairman of the board of directors forgave $84,500 of accrued compensation and four members of the Company’s board of directors entered into agreements in which $206,250 of accrued directors’ fees were forgiven in consideration of 600,000 shares of the Company’s common stock with a fair value of $6,000. The Company recognized ‘gain on forgiveness of liabilities” of $284,750 during the three months ended June 30, 2015. This one-time gain did not recur during the three months ended June 30, 2016.

During the nine months ended June 30, 2015, Vast Exploration, LLC acquired from various investors certain Convertible Debentures of Jayhawk Energy, Inc.  Subsequent conversions of a portion of the debentures for shares of common stock of Jayhawk Energy, Inc., resulted in loss on extinguishment and conversion of debt of $1,179,688.  This expense did not recur during the nine months ended June 30, 2016.

Vast Exploration, LLC, a related party, assumed liabilities in consideration of warrants to purchase shares of common stock of the Company, which resulted in a loss on settlement of liabilities of $274,349 during the nine months ended June 30, 2016.

The Company had no conversion option derivative for the nine months ended June 30, 2016 and, consequently, the associated gain on change in fair value of the derivative liability decreased by $389,589 compared to the nine months ended June 30, 2015.

Liquidity and Capital Resources.

At June 30, 2016 and 2015, the Company's cash balances were $3,289 and $161, respectively.  The Company's accounts receivable totaled $Nil and $32,922 respectively.

At June 30, 2015, the Company's working capital deficit was $2,265,545 of which $470,439 of convertible debentures were due in the current year and in default.

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

Cash Flows:  Net cash provided by operations decreased primarily due to the conveyance of the Company’s oil producing assets to Vast Exploration, LLC, a related party.   For the nine months ending at June 30, 2016, cash used by operating activities exceeded cash provided by operating activities by $203,016.  For the nine months ending at June 30 2015, cash used by operating activities exceeded cash provided by operating activities by $193,263.

Cash flows used by investing activities for the nine months ended June 30, 2016 totaled $77 from the change in value of the Company’s reclamation bond.

The Cash flows provided by financing activities were $206,382 and $16,164 for the nine months ended June 30, 2016 and 2015, respectively.   The Company entered into a Line of Credit agreement with related party Vast Exploration, LLC as a means to provide cash flow for ongoing capital needs of the Company.

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

Subsequent to the report date covering the period ending June 30, 2016, on August 29, 2016, the complaint by the North Dakota Industrial Commission was dismissed without prejudice.  Consequently, the contingency related to reclamation of the Jenks and Knudsen well sites has been relieved.

At June 30, 2016, the Company has no commitments to make any capital expenditures.  Any potential future capital expenditures will be dependent on concluding adequate and successful financing arrangements.

Off Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for Smaller Reporting Companies.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures – In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by JayHawk’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2016.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, JayHawk’s management concluded, as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2016,  the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework (2013) issued by COSO.

This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has it, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report

 (b) Changes in Internal Controls – Our management, including the CEO and CFO, identified no change in our internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company has outstanding, convertible debentures in the outstanding principal amount, as of June 30, 2016, of $470,439 (See Note 8 Convertible Debentures).   The principal amount owed under the debentures is currently due and owing in full and the Company has not paid the principal amount owing.  As a result the Company is in default under the terms of the debentures.

Item 4.  Mining Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1

Rule 13a - 14(a) / 15d - 14(a) Certification of CEO

31.2

Rule 13a - 14(a) / 15d - 14(a) Certification of CFO

32.1

Section 1350 Certification of CEO

32.2

Section 1350 Certification of CFO

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements.

*To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JayHawk Energy, Inc., a Nevada corporation

Date: December 23, 2016	By:	/s/ Scott Mahoney
Scott Mahoney Interim President and Interim Chief Executive Officer (Principal Executive Officer)